Form 10-Q
period 1994-12-31
FLEXSTEEL INDUSTRIES INC
filed 1995-02-13
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 2O549



                                   FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended December 31, 1994     Commission file number O-5151


                           FLEXSTEEL INDUSTRIES, INC.


  Incorporated in State of Minnesota     I.R.S. Identification No. 42-O442319


                           FLEXSTEEL INDUSTRIES, INC.
                                 P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 9O days. Yes _X_.     No ___.


Common Stock - $1.OO Par Value
Shares Outstanding as of December 31, 1994                             7,181,334

        FLEXSTEEL INDUSTRIES, INC.
        CONDENSED BALANCE SHEETS (UNAUDITED)

                                                        DECEMBER 31,    JUNE 3O,
                                                           1994          1994

        ASSETS

        CURRENT ASSETS:
          Cash and cash equivalents................... $ 3,602,843   $ 3,385,573
          Temporary investments.......................   8,539,505     9,718,350
          Trade receivables - Less allowance for
            doubtful accounts: December 31, 1994,
            $2,183,082; June 3O, 1994, $1,960,231.....  25,187,321    25,615,426
          Inventories.................................  29,285,891    26,585,397
          Deferred income taxes.......................   2,340,000     2,340,000
          Other assets................................     800,800       913,301
                       Total current assets...........  69,756,360    68,558,047
        PROPERTY, PLANT, AND EQUIPMENT - At cost
          less accumulated depreciation:
          December 31, 1994, $41,892,457;
          June 3O, 1994, $40,204,983..................  22,277,631    18,829,053
        OTHER ASSETS..................................   6,113,654     7,701,079
                            TOTAL..................... $98,147,645   $95,088,179



        LIABILITIES AND SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES:
          Accounts payable - trade.................... $ 6,745,553   $ 4,871,630
          Dividends payable...........................     861,760       858,601
          Accrued liabilities.........................  11,540,657    11,755,413
          Current portion of long-term debt...........   3,285,000     3,285,000
                       Total current liabilities......  22,432,970    20,770,644
        LONG-TERM DEBT................................     105,000       105,000
        DEFERRED COMPENSATION.........................   2,938,529     2,923,729
        SHAREHOLDERS' EQUITY:
          Common Stock - $1 par value; authorized
            15,000,000 shares; issued December 31,
            7,181,334 shares; June 30, 7,155,012
            shares....................................   7,181,334     7,155,012
          Additional paid-in capital..................   1,266,781     1,015,940
          Retained earnings...........................  64,808,031    63,437,854
          Unrealized investment (loss)................    (585,000)     (320,000)
                       Total..........................  72,671,146    71,288,806

                            TOTAL..................... $98,147,645   $95,088,179

                                    See accompanying Notes.


  FLEXSTEEL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                             Three Months Ended            Six Months Ended
                                                 December 31,                 December 31,
                                             1994            1993        1994           1993

  Net Sales.............................. $52,351,017  $46,583,025  $103,162,756   $90,942,955
  Operating Expenses:
  Cost of goods sold.....................  40,886,356   36,508,979    80,223,019    70,340,337
    Selling, general and
      administrative expenses............   9,251,692    8,153,927    18,403,852    16,590,757
        Total............................  50,138,048   44,662,906    98,626,871    86,931,094
  Operating Income.......................   2,212,969    1,920,119     4,535,885     4,011,861
  Interest and Other:
     Income..............................     222,863      338,322       469,589       742,612
     Expense.............................      94,412       59,790       182,213       119,880
         Net.............................     128,451      278,532       287,376       622,732
   Earnings Before Income Taxes..........   2,341,420    2,198,651     4,823,261     4,634,593
   Provision for Income Taxes............     845,000      790,000     1,730,000     1,665,000

      Net Earnings....................... $ 1,496,420  $ 1,408,651     3,093,261     2,969,593

 Average Number of Common
   Shares Outstanding....................   7,179,160    7,138,152     7,168,706     7,131,294

 Per Share of Common Stock:
   Net Earnings..........................     $  .21        $  .20        $  .43        $  .42
   Dividends.............................     $  .12        $  .12        $  .24        $  .24


                                   See accompanying Notes.


                                FLEXSTEEL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                   Six Months Ended
                                                                     December, 31,
                                                                  1994            1993


        OPERATING ACTIVITIES:

        Net Income........................................     $3,093,261      $2,969,593

        Adjustments to reconcile net income to net
           cash (used in) provided by
           operating activities...........................      1,143,251      (3,510,078)

        Net cash (used in) provided by operating
           activities.....................................      4,236,512        (540,485)

        INVESTING ACTIVITIES:

           Purchases of temporary investments.............     (1,957,241)     (1,130,452)
           Proceeds from sales of temporary investments...      3,136,086       4,946,406
           Additions to property, plant and equipment.....     (5,375,771)     (2,883,918)
           Construction funds held in escrow..............      1,623,605

        Net cash provided by (used in) investing
           activities.....................................     (2,573,321)        932,036

        FINANCING ACTIVITIES:

           Repayment of long-term debt....................
           Payment of dividends...........................     (1,723,084)     (1,713,497)
           Payments to reacquire stock....................           (720)         (1,028)
           Proceeds from issuance of stock................        277,883         209,573

        Net cash used in financing activities.............     (1,445,921)     (1,423,952)

        Increase (Decrease) in cash
          and cash equivalents............................        217,270      (1,032,401)
        Cash and cash equivalents at beginning of year....      3,385,573       4,391,400
        Cash and cash equivalents at end of period........     $3,602,843      $3,358,999

                                    See accompanying Notes.


NOTES (UNAUDITED)

1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1994. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the six month period ended December 31, 1994 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1995.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.   The inventories are categorized as follows:

                                                    December 31,      June 3O,
                                                        1994            1994

          Raw materials......................       $16,240,030    $16,369,701
          Work in process and finished parts.         8,056,547      6,621,585
          Finished goods.....................         4,989,314      3,594,111
                           Total.............       $29,285,891    $26,585,397

4. Interest paid during the six month periods ended December 31, 1994 and 1993 was $63,300 and $5,000, respectively. Income taxes paid during the six month periods ended December 31, 1994 and 1993 were $2,170,000 and $3,106,000, respectively.

5. In September 1993, the Company established a nonqualified trust, referred to as a "Rabbi" trust, to fund deferred compensation benefits. This arrangement offers a degree of assurance for the payment of such benefits to certain officers of the Company. Trust assets are subject to the claims of creditors and are not the property of the participants. Assets held in the trust at December 31, 1994 totaled $2,286,000 and are classified as "Other Assets" in the Company's financial statements. The trust's earnings are recorded as an additional liability to fund the benefits and are considered to be interest expense to the Company.

FLEXSTEEL INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF EARNINGS


Financial Condition - The Company's cash, cash equivalents, and temporary investments decreased by $962,000. Accounts receivable decreased by $428,000 while inventories increased by $2,700,000. Capital expenditures were $5,375,000 for plant additions, manufacturing and delivery equipment. Working capital decreased $464,000 for the six month period. In the next six months approximately $4,000,000 will be spent for manufacturing facility improvements, manufacturing and delivery equipment and completion of the Starkville, MS plant expansion.


Economic Conditions - The Company anticipates that demand for its seating products will continue with moderate growth throughout fiscal 1995 despite concerns about the impact of higher interest rates on consumer spending. The Company's investment in computerized manufacturing equipment, plant expansions, and new associate training will enhance production efficiencies, help offset cost increases for raw materials and assist in maintaining margins in the highly competitive market place. The Company anticipates that the projected increased sales volume, selective moderate price increases, production efficiency improvements and absorption of fixed costs will result in increased profitability compared to the prior fiscal year.


Results of Operations for the Quarter - Sales increased by approximately $5,768,000, compared to the prior year quarter. The increase in sales volume was $3,156,000 in Home Furnishings, $1,755,000 in Recreational Vehicle products, and $857,000 in Commercial Seating. Cost of goods sold increased by approximately $4,377,000 and selling, general, and administrative expenses increased by $1,098,000 due to the increase in volume. Interest income decreased by $115,000 due to lower levels of investment and decreased rate of return. The aforementioned changes resulted in an increase in net income after taxes of $88,000, or $.01 per share, compared to the quarter ended December 31, 1993.


Results of Operations for the Last Six Months - The Company's sales increased by $12,220,000. Home Furnishings sales increased approximately $5,500,000, Vehicle Seating sales increased approximately $5,206,000, and Commercial Seating sales increased approximately $1,514,000. Cost of goods sold increased by $9,883,000 reflecting the volume increase, and approximately $450,000 of additional costs due to continued erosion of margins and new associate training costs in the first quarter of the year. Selling, general, and administrative expenses increased $1,813,000 with a relatively small portion of the volume increase being offset by fixed cost control. Interest income decreased by $273,000 due to lower levels of investment and decreased rate of return, while interest expense increased by $62,000 due to financing the Starkville, MS expansion, resulting in a decrease in net income after a tax of $.03 per share. The aforementioned changes resulted in an increase in net income after taxes of $124,000, or $.01 per share, compared to the six month period ended December 31, 1993.


PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                                   FLEXSTEEL INDUSTRIES, INC.

Date:  February 13, 1995                         By:   /s/ M. O. BECKER
                                                       M. O. Becker,
                                                       Financial Vice President