Form 10-Q
period 1995-03-31
FLEXSTEEL INDUSTRIES INC
filed 1995-05-04
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 2O549



                                   FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended March 31, 1995       Commission file number  O-5151


                           FLEXSTEEL INDUSTRIES, INC.


 Incorporated in State of Minnesota    I.R.S. Identification No. 42-O442319


                           FLEXSTEEL INDUSTRIES, INC.
                                 P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes _X_ . No.___.


Common Stock - $1.OO Par Value
Shares Outstanding as of March 31, 1995                                7,187,290


FLEXSTEEL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

                                                     MARCH 31,       JUNE 3O,
                                                       1995            1994

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................    $   4,042,007    $  3,385,573
  Temporary investments .......................       7,898,751       9,718,350
  Trade receivables - Less allowance for
    doubtful accounts: March 31, 1995,
    $2,343,260; June 3O, 1994, $1,960,231 .....      30,548,727      25,615,426
  Inventories .................................      26,411,816      26,585,397
  Deferred income tax .........................       2,340,000       2,340,000
  Other assets ................................         804,922         913,301
               Total current assets ...........      72,046,223      68,558,047
PROPERTY, PLANT, AND EQUIPMENT - At cost
  less accumulated depreciation:
  March 31, 1995, $42,767,345;
  June 3O, 1994, $40,204,983 ..................      24,020,491      18,829,053
OTHER ASSETS ..................................       5,964,514       7,701,079
                    TOTAL .....................   $ 102,031,228    $ 95,088,179


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade....................    $   8,050,421    $  4,871,630
  Dividends payable ...........................         862,586         858,601
  Accrued liabilities .........................      12,777,400      11,755,413
  Current portion of long-term debt ...........       3,285,000       3,285,000
               Total current liabilities ......      24,975,407      20,770,644
LONG-TERM DEBT ................................          70,000         105,000
DEFERRED COMPENSATION .........................       2,946,429       2,923,729
SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; authorized
    15,OOO,OOO shares; issued March 31, 1995,
    7,187,290 shares; June 30, 1994,
    7,155,012 shares ..........................       7,187,290       7,155,012
  Additional paid-in capital ..................       1,329,749       1,015,940
  Retained earnings ...........................      65,713,353      63,437,854
  Unrealized investment (loss) ................        (191,000)       (320,000)
               Total ..........................      74,039,392      71,288,806

                    TOTAL .....................   $ 102,031,228    $ 95,088,179



                            See accompanying Notes.


FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                    Three Months Ended          Nine Months Ended
                                         March 31,                   March 31,
                                    1995          1994          1995           1994

  Net Sales .................   $56,782,512   $52,637,630   $159,945,268   $143,580,585
  Operating Expenses:
    Cost of goods sold ......    44,704,954    40,667,811    124,927,973    111,008,148
    Selling, general and
      administrative expenses     9,430,329     9,336,324     27,834,181     25,927,081

        Total ...............    54,135,283    50,004,135    152,762,154    136,935,229
  Operating Income ..........     2,647,229     2,633,495      7,183,114      6,645,356
  Interest and Other:
    Income ..................       211,013       259,771        680,602      1,002,383
    Expense .................        95,334        70,590        277,547        190,470
        Net .................       115,679       189,181        403,055        811,913
  Income Before Income Taxes      2,762,908     2,822,676      7,586,169      7,457,269
  Provision for Income Taxes        995,000     1,035,000      2,725,000      2,700,000

     Net Income .............   $ 1,767,908   $ 1,787,676   $  4,861,169   $  4,757,269

Average Number of Common
  Shares Outstanding ........     7,184,157     7,147,575      7,173,856      7,136,721


Per Share of Common Stock:
  Net Earnings ..............   $       .25   $       .25   $        .68   $        .67
  Dividends .................   $       .12   $       .12   $        .36   $        .36


                            See accompanying Notes.


                           FLEXSTEEL INDUSTRIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                       Nine Months Ended
                                                           March 31,
                                                      1995           1994

OPERATING ACTIVITIES:

Net Income ....................................   $ 4,861,169    $ 4,757,269

Adjustments to reconcile net income to net
cash provided by operating activities .........     2,449,279     (3,600,164)

Net cash provided by operating activities .....     7,310,448      1,157,105

INVESTING ACTIVITIES:

   Construction funds held in escrow ..........     1,958,276     (3,185,000)
   Purchases of temporary investments .........    (2,144,546)    (1,197,783)
   Proceeds from sales of temporary investments     3,964,145      6,096,172
   Additions to property, plant and equipment .    (8,157,306)    (3,225,978)

Net cash (used in) investing activities .......    (4,379,431)    (1,512,589)

FINANCING ACTIVITIES:
   Proceeds from long-term debt ...............                    3,250,000
   Repayment of long-term debt ................       (35,000)       (35,000)
   Payment of dividends .......................    (2,585,670)    (2,571,615)
   Payments to reacquire stock ................          (720)        (4,166)
   Proceeds from issuance of stock ............       346,807        341,797

Net cash provided by (used in) financing
   activities .................................    (2,274,583)       981,016

Increase in cash and cash equivalents .........       656,434        625,532
Cash and cash equivalents at beginning of year      3,385,573      4,391,400
Cash and cash equivalents at end of period ....   $ 4,042,007    $ 5,016,932


                            See accompanying Notes.


NOTES (UNAUDITED)

      1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1994. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the nine month period ended March 31, 1995 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1995.

      2. The earnings per share are based on the average number of common shares outstanding during each period.

      3.  The inventories are categorized as follows:

                                                     March 31,       June 3O,
                                                       1995            1994

          Raw materials......................       $13,255,610    $16,369,701
          Work in process and finished parts.         8,001,874      6,621,585
          Finished goods.....................         5,154,332      3,594,111
                           Total.............       $26,411,816    $26,585,397

      4. Interest paid during the nine month period ended March 31, 1995 and 1994 was $101,000 and $13,000, respectively. Income taxes paid during the nine month period ended March 31, 1995 and 1994 were $3,173,000 and $4,220,000, respectively.

      5. In September 1993, the Company established a nonqualified trust, referred to as a "Rabbi" trust, to fund deferred compensation benefits. This arrangement offers a degree of assurance for the payment of such benefits to certain officers of the Company. Trust assets are subject to the claims of creditors and are not the property of the participants. Assets held in the trust at March 31, 1995 totaled $2,355,000 and are classified as "Other Assets" in the Company's financial statements. The trust's earnings are recorded as an additional liability to fund the benefits and are considered to be interest expense to the Company.

      6. The Company is obligated for Mississippi Industrial Revenue Bonds of $3,250,000 which were issued in March, 1994 for the financing of plant and equipment. The obligations are variable rate demand bonds and are due in annual maturities of $325,000 through 2004.


FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT
 OF EARNINGS


Financial Condition - The Company's cash, cash equivalents, and temporary investments decreased by $1,163,165. Accounts receivable increased by $4,933,000 reflecting a higher level of shipments, while inventories decreased by $174,000 in comparison to June 30, 1994 levels. Capital expenditures were $8,165,000 for plant additions, manufacturing and delivery equipment. Working capital decreased $717,000 for the nine month period. In the next three months approximately $1,500,000 will be spent on manufacturing and delivery equipment, and on the completion of manufacturing facility improvements.

Economic Conditions - Demand for the Company's seating products is currently lower than the strong double-digit increases recorded during the first nine months of the fiscal year. Consumer spending on residential products at the retail level has slowed and higher interest rates have reduced the demand for Recreational Vehicle products. The Company is experiencing significant increases in material costs, especially polyurethane foam, and moderate increases in labor and benefits costs. The Company is implementing moderate sell price increases to offset the higher material and labor costs, however, the sell price increases will not materially impact the Company's results until the first quarter of the next fiscal year. The Company continues its efforts to improve production efficiencies through investment in computerized manufacturing equipment, plant layout improvements and training of manufacturing associates.


Results of Operations for the Quarter - Sales increased by approximately $4,145,000, compared to the prior year quarter. The increase in sales volume was $3,734,000 in Home Furnishings and $443,000 in Commercial Seating, with a $32,000 decrease in Recreational Vehicle products. Cost of goods sold increased by approximately $4,037,000, reflecting the volume increase, and approximately $800,000 of of additional costs due to margin erosion, increased material costs, and production inefficiencies. Selling, general, and administrative expenses increased by $94,000 with fixed cost controls absorbing most volume related increases. The aforementioned changes resulted in a decrease in net income of $20,000, with no change in per share earnings, compared to the quarter ended March 31, 1994.


Results of Operations for the Last Nine Months - The Company's sales increased by $16,365,000. Home Furnishings sales increased approximately $9,234,000, Vehicle Seating sales increased approximately $5,174,000, and Commercial Seating sales increased approximately $1,957,000. Cost of goods sold increased by $13,920,000 reflecting the volume increase, and approximately $1,250,000 of additional costs due to lower margins, increased material costs, and production inefficiencies. Selling, general, and administrative expenses increased $1,907,000 with approximately $1,000,000 of volume related increase absorbed through fixed cost control. Interest income decreased by $322,000 due to lower levels of investment and decreased rate of return, while interest expense increased by $87,000 due to financing the Starkville, MS expansion, adversely impacting net income after tax by $.04 per share. The aforementioned changes resulted in an increase in net income after taxes of $104,000 or $.01 per share, compared to the nine month period ended March 31, 1995.


PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                                     FLEXSTEEL INDUSTRIES, INC.

Date: May 4, 1995                                By: /s/ R. J. Klosterman
                                                     R. J. Klosterman
                                                     Financial Vice President
                                                               and
                                                     Principal Financial Officer