Form 10-K405
period 1995-06-30
FLEXSTEEL INDUSTRIES INC
filed 1995-09-26
CIK 37472

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1995
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _____________ to _____________
                         Commission file number 0-5151
                _______________________________________________
                           FLEXSTEEL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                      42-0442319
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    P.O. BOX 877, DUBUQUE, IOWA                             52004-0877
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (319) 556-7730
                _______________________________________________

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
                                                       NASDAQ

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $1.00 PAR VALUE

                                (Title of Class)
                _______________________________________________

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [x] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 11, 1995 which is within 60 days prior to the date of filing:

             Common Stock, Par Value $1.00 Per Share: $ 55,657,271

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 11, 1995:

               CLASS                     SHARES OUTSTANDING
   Common Stock, $1.00 Par Value          7,209,134 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 1995 IN PARTS I, II AND IV.

     IN PART III, PORTIONS OF THE REGISTRANT'S 1995 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 5

                                     PART I
ITEM 1.        BUSINESS

(a)   General Development of Business
      The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

(b)   Financial Information about Industry Segments
      The registrant's operations consist of one industry segment: upholstered seating. For more detailed financial information see the registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

      The registrant's upholstered seating business has three primary areas of application: home seating, vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                                  1995                  1994                 1993
                                             AMOUNT OF SALES      AMOUNT OF SALES      AMOUNT OF SALES

Home Seating...........................       $131,500,000         $123,100,000         $114,400,000

Vehicle Seating........................         60,700,000           58,500,000           49,500,000

Commercial Seating.....................         16,200,000           13,800,000           13,400,000

   Upholstered Seating Total...........       $208,400,000         $195,400,000         $177,300,000

(c)   Narrative Description of Business
           (1) (i), (ii), (vii) The registrant is engaged in one segment of business, namely, the manufacture and sale of a broad line of quality upholstered furniture for the retail furniture market, contract furniture market and recreational vehicle furniture market. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered reclining and rocker-reclining chairs, swivel rockers, chairs, sofas, sofa beds, loveseats and convertible bedding units, some or all of which are for the home, office, recreational vehicles, vans and mobile homes. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 3,000 furniture dealers, department stores and R.V. manufacturers. The registrant's products are also sold to several national chains, some of which sell on a private label basis.

            (iii) Sources and availability of raw materials essential to the business:

            The registrant's furniture products utilize oak, gum and other species of hardwood lumber obtained from Arkansas, Mississippi, Missouri, Tennessee and elsewhere. In addition to lumber and plywood, principal raw materials utilized in the manufacturing process include bar and wire stock, high carbon spring steel, fabrics and polyurethane. While the registrant purchases these materials from outside suppliers, it is not dependent upon any single source of supply. The raw materials are all readily available.

            (iv)     Material patents and licenses:

            The registrant owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as, patents on convertible beds and various other recreational vehicle seating products. In addition, it holds licenses to manufacture certain rocker-recliners. The registrant does not consider its patents and licenses material to its business.

            (v)      The registrant's business is not considered seasonal.

            (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the last fiscal year and the preceding fiscal year are as follows:

                     JUNE 30, 1995                JUNE 30, 1994
                      $20,400,000*                 $20,500,000

      *All of this amount is expected to be filled and billed in fiscal year ending June 30, 1996.

            (x)      Competitive conditions:

            The furniture industry is highly competitive. There are numerous furniture manufacturers in the United States. Although the registrant is one of the largest manufacturers of upholstered furniture in the United States, according to the registrant's best information it manufactures and sells less than 4% of the upholstered furniture sold in the United States. The registrant's principal method of meeting competition is to emphasize its product performance and to use its sales force.

            (xi)     Expenditures on Research Activities:

            Most items in the upholstered seating line are designed by the registrant's own design staff. New models and designs of furniture, as well as new fabrics, are introduced continuously. The registrant estimates that approximately 40% of its upholstered seating line is redesigned in whole or in part each year. In the last three fiscal years, these redesign activities involved the following expenditures:

                 FISCAL YEAR ENDING            EXPENDITURES
                    June 30, 1993                $1,325,000
                    June 30, 1994                $1,340,000
                    June 30, 1995                $1,490,000

            (xiii)   Approximately 2,300 people are employed by the registrant.

(d)   Financial Information about Domestic Operations

      The registrant has no foreign operations and makes minimal export sales. Financial information about domestic operations is set forth in the registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 2.        PROPERTIES

(a)   The registrant owns the following manufacturing plants:

                                    APPROXIMATE SIZE
            LOCATION                  (SQUARE FEET)                         PRINCIPAL OPERATIONS
Dubuque, Iowa                            845,000          Upholstered Furniture -- Recreational
                                                          Vehicle -- Metal Working
Lancaster, Pennsylvania                  216,000          Upholstered Furniture-- Recreational Vehicle
Sweetwater, Tennessee*                   106,000          Woodworking Plant-- Upholstered Furniture
Riverside, California                    206,000          Upholstered Furniture-- Recreational Vehicle
Harrison, Arkansas                       123,000          Woodworking Plant
New Paris, Indiana                       168,000          Upholstered Furniture-- Recreational Vehicle
Dublin, Georgia                          153,000          Upholstered Motion Furniture
Starkville, Mississippi                  349,000          Upholstered Furniture-- Woodworking Plant
______________________

            * On September 6, 1995, the registrant announced its intention to permanently close the Sweetwater, Tennessee facility. The Sweetwater production will be consolidated into the Starkville, Mississippi operations during the first half of fiscal year 1996. The registrant expanded the Starkville facility during the fiscal year ended June 30, 1995. The registrant has not determined the amount of any restructuring or related expenses, however, they are not anticipated to be substantial, in connection with the plant closing.

             The registrant's operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. There is adequate production capacity to meet present market demands.

      The registrant leases showrooms for displaying its products in the furniture marts in High Point, North Carolina and San Francisco, California.

      The registrant leases one warehouse in Vancouver, Washington of approximately 15,750 sq. feet for storing its products prior to distribution.

(b)   Oil and Gas Operations:  NONE.

ITEM 3.        LEGAL PROCEEDINGS

      The Company has no material legal proceedings pending other than ordinary routine litigation incidental to the business.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter no matter was submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the registrant, their ages, positions (in each case as of June 30, 1995), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

            NAME (AGE)                          POSITION (DATE FIRST BECAME OFFICER)
F. H. Bertsch (69)                    Chairman of the Executive Committee (January 1950)
K. B. Lauritsen (52)                  President/Chief Executive Officer (November 1979)
E. J. Monaghan (56)                   Executive Vice President/Chief Operating Officer (November 1979)
R. J. Klosterman (47)                 Vice President Finance/Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (51)                 SeniorVice President of Marketing (November 1979)

Each named executive officer has held the same office or an executive or management position with the registrant for at least five years.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The NASDAQ -- National Market System, is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1995, and is incorporated herein by reference.

      There were approximately 1,716 holders of Common Stock of the registrant as of June 30, 1995.

ITEM 6.        SELECTED FINANCIAL DATA

      This information is contained on page 6 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1995, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis is contained on page 7 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1995 and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements of the Company included in the financial report section of the Annual Report to Shareholders for the Year Ended June 30, 1995, are incorporated herein by reference:

                                                                                                             PAGE
Balance Sheets, June 30, 1995, 1994...................................................................         8
Statements of Income and Retained Earnings-- Years Ended June 30, 1995, 1994, 1993....................         9
Statements of Cash Flows-- Years Ended June 30, 1995, 1994, 1993......................................        10
Quarterly Financial Data 1995, 1994...................................................................        12
Notes to Financial Statements.........................................................................       11-12
Independent Auditors' Report..........................................................................         9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During fiscal 1995 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

 ITEMS 10, 11, 12.         DIRECTORS AND EXECUTIVE  OFFICERS OF THE REGISTRANT,
                           EXECUTIVE  COMPENSATION  AND SECURITY  OWNERSHIP OF
                           CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's 1995 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, Item 4 above.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's 1995 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         (1)      Financial Statements

            The financial statements of the registrant included in the Annual Report to Shareholders for the Year Ended June 30, 1995, are incorporated herein by reference as set forth above in ITEM 8.

            (2)      Schedules

            The following financial schedule for the years ended 1995, 1994 and 1993 is submitted herewith:

                                                                       PAGE
      SCHEDULE VIII        -- Reserves...............................    8

            Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements incorporated by reference above.

            (3) Exhibits




                3.1 Restated Articles of Incorporation incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

                3.2 Bylaws of the Registrant incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

                11         Computation of Earnings Per Share attached as EXHIBIT
                           1 hereto

                13 Annual Report to Shareholders for the Year Ended June 30, 1995, attached as EXHIBIT 2 hereto

                99 1995 Form 11-K for Salaried Employees' Savings Plan 401(k) attached as EXHIBIT 3 hereto

                23 Independent Auditors' Report attached as EXHIBIT 4 hereto

                22 1995 definitive Proxy Statement incorporated by reference as EXHIBIT 5 hereto

                23 Consent of Independent Auditors attached as EXHIBIT 6 hereto

                4 Instruments defining the rights of security holders, including indentures The issuer has not filed, but agrees to furnish upon request to the Commission copies of the Mississippi Industrial Development Revenue Bond Agreement issued regarding the issuer's facilities in Starkville, MS.

                27         Financial Data Schedule (for SEC use only) for
                           Form 10-K


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1995.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:        September 25, 1995                FLEXSTEEL INDUSTRIES, INC.


                                 By:       /S/ K. B. LAURITSEN
                                               K. B. Lauritsen
                                         President, Chief Executive Officer
                                                        and
                                             Principal Executive Officer

                                 By:      /S/ R. J. KLOSTERMAN
                                              R. J. Klosterman
                                             Vice President of Finance
                                                        and
                                            Principal Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:          September 25, 1995                                       /S/ FRANK H. BERTSCH
                                                                          Frank H. Bertsch
                                                                              Director


Date:          September 25, 1995                                         /S/ J. B. CRAHAN
                                                                            J. B. Crahan
                                                                              Director


Date:          September 25, 1995                                       /S/ ART D, RICHARDSON
                                                                          Art D. Richardson
                                                                              Director


Date:          September 25, 1995                                      /S/ K. BRUCE LAURITSEN
                                                                         K. Bruce Lauritsen
                                                                              Director


Date:          September 25, 1995                                      /S/ EDWARD J. MONAGHAN
                                                                         Edward J. Monaghan
                                                                              Director


Date:          September 25, 1995                                       /S/ JAMES G. PETERSON
                                                                          James G. Peterson
                                                                              Director


Date:          September 25, 1995                                      /S/ THOMAS E. HOLLORAN
                                                                         Thomas E. Holloran
                                                                              Director


Date:          September 25, 1995                                      /S/ JAMES R. RICHARDSON
                                                                         James R. Richardson
                                                                              Director


Date:          September 25, 1995                                        /S/ L. BRUCE BOYLEN
                                                                           L. Bruce Boylen
                                                                              Director


Date:          September 25, 1995                                        /S/ JOHN R. EASTER
                                                                           John R. Easter
                                                                              Director

                                                                   SCHEDULE VIII

                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                 COLUMN A                          COLUMN B            COLUMN C           COLUMN D            COLUMN E

                                                  BALANCE AT          ADDITIONS
                                                 BEGINNING OF         CHARGED TO       DEDUCTIONS FROM     BALANCE AT CLOSE
DESCRIPTION                                          YEAR               INCOME         RESERVES (NOTE)        OF YEAR
Allowance for Doubtful Accounts:

  1995   ................................      $  1,960,231        $     573,723      $     373,743       $  2,160,211

  1994   ................................      $  2,162,831        $     600,370      $     802,970       $  1,960,231

  1993   ................................      $  2,042,307        $     471,158      $     350,634       $  2,162,831

_______________

NOTE -- Uncollectible accounts charged against reserve, less recoveries.