Form 10-Q
period 1995-09-30
FLEXSTEEL INDUSTRIES INC
filed 1995-10-30
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 2O549



                                   FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended September 30, 1995       Commission file number O-5151


                           FLEXSTEEL INDUSTRIES, INC.


  Incorporated in State of Minnesota    I.R.S. Identification No. 42-O442319




                           FLEXSTEEL INDUSTRIES, INC.
                                 P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes _X_. No.___.



Common Stock - $1.OO Par Value
Shares Outstanding as of September 30, 1995                        7,210,748



FLEXSTEEL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

                                                SEPTEMBER 30,   JUNE 3O,
                                                    1995          1995

 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents................... $ 3,767,134   $ 5,768,537
    Temporary investments at fair value
     based on quoted market price..............  10,554,547     8,268,615
    Trade receivables - Less allowance for
     doubtful accounts: September 30, 1995,
     $1,738,438; June 3O, 1995, $2,160,211.....  27,351,312    22,905,047
   Inventories.................................  24,310,414    25,921,674
   Deferred income taxes.......................   2,000,000     2,000,000
   Other assets................................     432,994       844,557
                Total current assets...........  68,416,401    65,708,430
 PROPERTY, PLANT, AND EQUIPMENT - At cost
   less accumulated depreciation:
   September 30, 1995, $42,510,441;
   June 3O, 1995, $41,623,972..................  24,087,658    24,376,052
 OTHER ASSETS..................................   6,297,490     6,186,144
                     TOTAL..................... $98,801,549   $96,270,626

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable - trade.................... $ 5,906,178   $ 4,756,991
   Dividends payable...........................     865,290       863,175
   Accrued liabilities.........................  12,376,595    10,856,550
   Industrial revenue bonds payable............   2,960,000     2,960,000
                Total current liabilities......  22,108,063    19,436,716
 LONG-TERM DEBT................................      70,000        70,000
 DEFERRED COMPENSATION.........................   2,934,529     2,940,329
 SHAREHOLDERS' EQUITY:
     Common Stock - $1 par value; authorized
     15,OOO,OOO shares; issued September 30,
     7,210,748 shares; June 30, 7,193,124
     shares....................................   7,210,748     7,193,124
   Additional paid-in capital..................   1,568,700     1,386,754
   Retained earnings...........................  64,762,509    65,199,703
   Unrealized investment gain..................     147,000        44,000
                Total..........................  73,688,957    73,823,581

                     TOTAL..................... $98,801,549   $96,270,626


                            See accompanying Notes.



FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                                                   Three Months Ended
                                                      September 30,
                                                   1995          1994

Net Sales..............................        $49,226,728   $50,811,739
Operating Expenses:
  Cost of goods sold...................         39,369,427    39,336,663
  Selling, general and
    administrative expenses............          9,342,266     9,152,160
      Total............................         48,711,693    48,488,823
Operating Income.......................            515,035     2,322,916
  Interest and Other:
   Income..............................            243,619       246,726
   Expense.............................             90,558        87,801
       Net.............................            153,061       158,925
 Earnings Before Income Taxes..........            668,096     2,481,841
 Provision for Income Taxes............            240,000       885,000

    Net Earnings.......................        $   428,096   $ 1,596,841

Average Number of Common
 Shares Outstanding....................          7,204,873     7,158,251


Per Share of Common Stock:
  Net Earnings..........................            $  .06        $  .22
  Dividends.............................            $  .12        $  .12


                            See accompanying Notes.



                           FLEXSTEEL INDUSTRIES, INC.
                 CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                             Three Months Ended
                                                                September 30,
                                                            1995           1994

OPERATING ACTIVITIES:

Net Income........................................     $  428,096   $ 1,596,841

Adjustments to reconcile net income to net
cash provided by operating activities.............      1,396,679     1,199,795

Net cash provided by operating activities.........      1,824,775     2,796,636


INVESTING ACTIVITIES:

   Purchases of temporary investments.............     (2,778,425)   (1,957,241)
   Proceeds from sales of temporary investments...        492,493     1,989,067
   Additions to property, plant and equipment.....       (874,526)   (2,586,219)
   Construction funds held in escrow..............                      450,605

Net cash (used in) investing activities...........     (3,160,458)   (2,103,788)

FINANCING ACTIVITIES:

   Payment of dividends...........................       (865,290)     (858,601)
   Proceeds from issuance of stock................        199,570       225,111

Net cash (used in) financing activities...........       (665,720)     (633,490)

Increase (decrease) in cash
  and cash equivalents............................     (2,001,403)       59,358
Cash and cash equivalents at beginning of year....      5,768,537     3,385,573
Cash and cash equivalents at end of period........     $3,767,134    $3,444,931


                            See accompanying Notes.




NOTES (UNAUDITED)

1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1995. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the three-month period ended September 30, 1995 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1996.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.   The inventories are categorized as follows:

                                                 September 30,     June 3O,
                                                     1995            1995

       Raw materials......................       $12,220,261    $14,186,359
       Work in process and finished parts.         7,399,797      7,546,079
       Finished goods.....................         4,690,356      4,189,236
                        Total.............       $24,310,414    $25,921,674

4. Interest paid during the three-month periods ended September 30, 1995 and 1994 was $33,000 and $30,100, respectively. Income taxes paid during the three-month periods ended September 30, 1995 and 1994 were $72,000 and $106,500, respectively.

5. In September 1993, the Company established a nonqualified trust, referred to as a "Rabbi" trust, to fund deferred compensation benefits. This arrangement offers a degree of assurance for the payment of such benefits to certain officers of the Company. Trust assets are subject to the claims of creditors and are not the property of the participants. Assets held in the trust at September 30, 1995 totaled $2,586,541 and are classified as "Other Assets" in the Company's financial statements. The trust's earnings are recorded as an additional liability to fund the benefits and are considered to be interest expense to the Company.

6. During the quarter ending September 30, 1995, the Company recorded charges associated with the closing of its manufacturing facility in Sweetwater, TN, and production consolidation of Charisma Chairs in Starkville, MS. The charges recorded and estimated to be incurred are $470,000, and are included in cost of goods sold for the quarter ended September 30, 1995. The net, after tax, charge to earnings is $300,000, or $.04 per share.


FLEXSTEEL INDUSTRIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF EARNINGS

Financial Condition - The Company's cash, cash equivalents, and temporary investments increased by $285,000. Accounts receivable increased by $4,446,000 and inventories decreased by $1,611,000. Capital expenditures were $875,000 for plant improvements, manufacturing, and delivery equipment. Working capital increased by $37,000 for the quarter. In the next nine months approximately $1,600,000 will be spent for manufacturing and delivery equipment.

Economic Conditions - The Company anticipates that demand for its seating products will improve gradually, from current levels, throughout the second half of the fiscal year. The Company is continually reviewing all areas of product cost to identify and implement cost savings, which in conjunction with previously implemented price increases, investments in computerized manufacturing equipment, plant layout improvements, and production consolidation, will help offset cost increases for materials and assist in maintaining margins in a very price-competitive marketplace. Profitability improvements should result from improved manufacturing efficiencies and continued efforts to control, and reduce, costs while maintaining sales volume and margins.

Results of Operations for the Quarter - Sales decreased by approximately $1,585,000, compared to the prior year quarter. Recreational Vehicle product sales volume decreased $2,070,000 while Home Furnishings increased $505,000. Cost of goods sold increased $33,000 despite the sales volume decrease due to costs of approximately $470,000, or $.04 per share after tax, associated with closing the Sweetwater, TN, facility, and lower margins caused by higher material costs. Selling, general, and administrative costs increased approximately $190,000, reflecting modest increases in fixed costs. The aforementioned changes resulted in a decrease in net income after taxes of $1,167,000, or $.16 per share, compared to the quarter ended September 30, 1994.


PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                       FLEXSTEEL INDUSTRIES, INC.

Date: October 27, 1995                 By:  /s/ R. J. Klosterman
                                            R. J. Klosterman,
                                            Financial Vice President &
                                            Principal Financial Officer