Form 10-Q
period 1995-12-31
FLEXSTEEL INDUSTRIES INC
filed 1996-02-09
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549



                                    FORM 1O-Q



                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended December 31, 1995       Commission file number O-5151


                           FLEXSTEEL INDUSTRIES, INC.


  Incorporated in State of Minnesota    I.R.S. Identification No. 42-O442319



                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes X . No.___.


Common Stock - $1.OO Par Value
Shares Outstanding as of December 31, 1995                         7,215,180



        FLEXSTEEL INDUSTRIES, INC.
        CONDENSED BALANCE SHEETS (UNAUDITED)

                                                       DECEMBER 31,    JUNE 3O,
                                                           1995          1995

        ASSETS

        CURRENT ASSETS:
          Cash and cash equivalents................... $ 5,986,589   $ 5,768,537
          Temporary investments.......................  10,508,281     8,268,615
          Trade receivables - Less allowance for
            doubtful accounts: December 31, 1995,
            $1,817,235; June 3O, 1995, $2,160,211.....  22,654,671    22,905,047
          Inventories.................................  25,125,167    25,921,674
          Deferred income taxes.......................   2,000,000     2,000,000
          Other assets................................     965,453       844,557
                       Total current assets...........  67,240,161    65,708,430
        PROPERTY, PLANT, AND EQUIPMENT - At cost
          less accumulated depreciation:
          December 31, 1995, $43,604,085;
          June 3O, 1995, $41,623,972..................  23,250,680    24,376,052
        OTHER ASSETS..................................   6,351,169     6,186,144
                            TOTAL..................... $96,842,010   $96,270,626



        LIABILITIES AND SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES:
          Accounts payable - trade.................... $ 5,282,271   $ 4,756,991
          Dividends payable...........................     865,822       863,175
          Accrued liabilities.........................  11,006,540    10,856,550
          Current portion of long-term debt...........   2,960,000     2,960,000
                       Total current liabilities......  20,114,633    19,436,716
        LONG-TERM DEBT................................      70,000        70,000
        DEFERRED COMPENSATION.........................   2,927,829     2,940,329
        SHAREHOLDERS' EQUITY:
          Common Stock - $1 par value; authorized
            15,000,000 shares; issued
            December 31, 7,215,180 shares;
            June 30, 7,193,124 shares.................   7,215,180     7,193,124
          Additional paid-in capital..................   1,614,971     1,386,754
          Retained earnings...........................  64,612,647    65,199,703
          Unrealized investment gain..................     286,750        44,000
                       Total..........................  73,729,548    73,823,581

                            TOTAL..................... $96,842,010   $96,270,626



                             See accompanying Notes.



  FLEXSTEEL INDUSTRIES, INC.
  CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                             Three Months Ended            Six Months Ended
                                                 December 31,                 December 31,
                                             1995            1994        1995           1994

  Net Sales.............................. $48,177,183  $52,351,017   $97,403,911  $103,162,756
  Operating Expenses:
  Cost of goods sold.....................  38,490,613   40,886,356    77,860,040    80,223,019
    Selling, general and
      administrative expenses............   8,749,440    9,251,692    18,091,706    18,403,852
        Total............................  47,240,053   50,138,048    95,951,746    98,626,871
  Operating Income.......................     937,130    2,212,969     1,452,165     4,535,885
  Interest and Other:
     Income..............................     272,116      222,863       515,735       469,589
     Expense.............................      93,287       94,412       183,845       182,213
         Net.............................     178,829      128,451       331,890       287,376
   Earnings Before Income Taxes..........   1,115,959    2,341,420     1,784,055     4,823,261
   Provision for Income Taxes............     400,000      845,000       640,000     1,730,000

      Net Earnings....................... $   715,959  $ 1,496,420     1,144,055     3,093,261

 Average Number of Common
   Shares Outstanding....................   7,212,819    7,179,160     7,208,846     7,168,706

 Per Share of Common Stock:
   Net Earnings..........................     $  .10        $  .21        $  .16        $  .43
   Dividends.............................     $  .12        $  .12        $  .24        $  .24


                             See accompanying Notes.


                           FLEXSTEEL INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                                   Six Months Ended
                                                                     December, 31,
                                                                  1995            1994

        OPERATING ACTIVITIES:

        Net Income........................................     $1,144,055      $3,093,261

        Adjustments to reconcile net income to net
        cash provided by operating activities.............      4,010,969       1,143,251

        Net cash provided by operating activities.........      5,155,024       4,236,512

        INVESTING ACTIVITIES:

           Purchases of temporary investments.............     (4,464,215)     (1,957,241)
           Proceeds from sales of temporary investments...      2,224,549       3,136,086
           Additions to property, plant and equipment.....     (1,216,468)     (5,375,771)
           Construction funds held in escrow..............                      1,623,605

        Net cash used in investing activities.............     (3,456,134)     (2,573,321)

        FINANCING ACTIVITIES:

           Payment of dividends...........................     (1,731,111)     (1,723,084)
           Net proceeds from issuance of stock ...........        250,273         277,163

        Net cash used in financing activities.............     (1,480,838)     (1,445,921)

        Increase in cash and cash equivalents.............        218,052         217,270
        Cash and cash equivalents at beginning of year....      5,768,537       3,385,573
        Cash and cash equivalents at end of period........     $5,986,589      $3,602,843


                             See accompanying Notes.


NOTES (UNAUDITED)

1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1995. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the six month period ended December 31, 1995 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1996.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.   The inventories are categorized as follows:

                                                    December 31,      June 3O,
                                                        1995            1995

          Raw materials......................       $12,777,670    $14,186,359
          Work in process and finished parts.         7,912,832      7,546,079
          Finished goods.....................         4,434,665      4,189,236
                           Total.............       $25,125,167    $25,921,674

4. Interest paid during the six month periods ended December 31, 1995 and 1994 was $54,000 and $63,000, respectively. Income taxes paid during the six month periods ended December 31, 1995 and 1994 were $634,000 and $2,170,000, respectively.

5. During the quarter ending September 30, 1995, the Company recorded charges associated with the closing of its manufacturing facility in Sweetwater, TN, and production consolidation of Charisma Chairs in Starkville, MS. The charges recorded and estimated to be incurred are $470,000, and are included in cost of goods sold for the six months ended December 31, 1995. The net, after tax, charge to earnings is $300,000, or $.04 per share.


FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT
  OF EARNINGS

Financial Condition - The Company's cash, cash equivalents, and temporary investments increased by $2,458,000. Accounts receivable decreased by $250,000 while inventories decreased by $797,000. Capital expenditures were $1,219,000 for plant improvements, manufacturing, and delivery equipment. Working capital increased $854,000 for the six month period. In the next six months approximately $1,800,000 will be spent for manufacturing facility improvements, manufacturing, and delivery equipment.


Economic Conditions - Demand for the Company's seating products throughout the remainder of the year should be significantly impacted by the level of consumer confidence attained through anticipated moderation in interest rates. However, concerns on a national level with the budget situation and the upcoming elections may also have a strong impact on the level of consumer confidence attained. The Company continues to concentrate on areas which can be controlled internally such as identifying and implementing cost savings, modernizing equipment, improving manufacturing processes, and completing previously announced consolidation of Charisma Chair production to help offset cost increases for materials and assist in maintaining margins in a price-competitive marketplace. Profitability improvements should result from these strategies and efforts to control, and reduce, costs while maintaining sales volume and margins.


Results of Operations for the Quarter - Sales decreased by approximately $4,174,000, compared to the prior year quarter. Sales volume decreased by $2,220,000 in Recreational Vehicle products and $2,089,000 in Home Furnishings, while Commercial Seating increased by $135,000. Cost of goods sold decreased by $2,395,000 with volume related decreases being offset by approximately $860,000 of increases in material costs and under absorbed fixed manufacturing costs. Selling, general, and administrative costs decreased by $502,000 due to decreased volume. The aforementioned changes resulted in a decrease in net income after taxes of $780,000, or $.11 per share, compared to the quarter ended December 31, 1994.


Results of Operations for the Last Six Months - Sales decreased by approximately $5,759,000, compared to the six month period ended December 31, 1994. Sales decreased by $4,290,000 in Recreational Vehicle products and $1,585,000 in Home Furnishings, while Commercial Seating increased by $116,000. Cost of goods sold decreased by $2,363,000. Volume related decreases were offset by approximately $470,000 or $.04 per share after tax, associated with closing the Sweetwater, TN facility and approximately $1,500,000 related to lower margins caused by the price-sensitive market and higher material costs, and under absorbed fixed costs. Selling, general, and administrative expenses decreased by $312,000. Additional costs of approximately $250,000 associated with enhancements to our Flexsteel Gallery program and an increase in bad debt provision partially offset volume related decreases in selling, general, and administrative costs. The afore-mentioned changes resulted in a decrease in net income after taxes of $1,949,000, or $.27 per share, compared to the six month period ended December 31, 1994.


PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                                 FLEXSTEEL INDUSTRIES, INC.

        Date: February 9, 1996                 By:  /s/ R.J. KLOSTERMAN
                                                    R.J. Klosterman
                                                    Financial Vice President &
                                                    Principal Financial Officer