Form 10-Q
period 1996-03-31
FLEXSTEEL INDUSTRIES INC
filed 1996-04-26
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549



                                    FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996                   Commission file number O-5151


                           FLEXSTEEL INDUSTRIES, INC.


Incorporated in State of Minnesota          I.R.S. Identification No. 42-O442319






                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-773O




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes _X_. No ___.


Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 1996                            7,118,027


FLEXSTEEL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    MARCH 31,      JUNE 3O,
                                                      1996          1995

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...................    $ 4,672,428   $ 5,768,537
  Temporary investments .......................     9,925,401     8,268,615
  Trade receivables - Less allowance for
    doubtful accounts: March 31, 1996,
    $2,013,500; June 3O, 1995, $2,160,211 .....    27,304,959    22,905,047
  Inventories .................................    25,491,030    25,921,674
  Deferred income tax .........................     2,000,000     2,000,000
  Other assets ................................       915,721       844,557
               Total current assets ...........    70,309,539    65,708,430
PROPERTY, PLANT, AND EQUIPMENT - At cost
  less accumulated depreciation:
  March 31, 1996, $43,556,774;
  June 3O, 1995, $41,623,972 ..................    22,423,457    24,376,052
OTHER ASSETS ..................................     6,513,363     6,186,144
                    TOTAL.....................    $99,246,359   $96,270,626



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade....................    $ 6,565,852   $ 4,756,991
  Dividends payable ...........................       854,163       863,175
  Accrued liabilities .........................    12,589,728    10,856,550
  Current portion of long-term debt ...........     2,960,000     2,960,000
               Total current liabilities ......    22,969,743    19,436,716
LONG-TERM DEBT ................................        35,000        70,000
DEFERRED COMPENSATION .........................     2,920,129     2,940,329
SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; authorized
    15,000,000 shares; issued March 31, 1996,
    7,118,027 shares; June 30, 1995,
    7,193,124 shares ..........................     7,118,027     7,193,124
  Additional paid-in capital ..................       763,560     1,386,754
  Retained earnings ...........................    65,191,500    65,199,703
  Unrealized investment (loss) ................       248,400        44,000
               Total ..........................    73,321,487    73,823,581

                    TOTAL.....................    $99,246,359   $96,270,626



                             See accompanying Notes.




FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                     Three Months Ended           Nine Months Ended
                                         March 31,                     March 31,
                                    1996            1995          1996          1995
  Net Sales .................   $ 53,213,023   $ 56,782,512   $150,616,934   $159,945,268
  Operating Expenses:
    Cost of goods sold ......     41,524,012     44,704,954    119,384,052    124,927,973
    Selling, general and
      administrative expenses      9,613,268      9,430,329     27,704,974     27,834,181

        Total ...............     51,137,280     54,135,283    147,089,026    152,762,154
  Operating Income ..........      2,075,743      2,647,229      3,527,908      7,183,114
  Interest and Other:
    Income ..................        250,896        211,013        766,631        680,602
    Expense .................         88,622         95,334        272,467        277,547
        Net .................        162,274        115,679        494,164        403,055
  Income Before Income Taxes       2,238,017      2,762,908      4,022,072      7,586,169
  Provision for Income Taxes         805,000        995,000      1,445,000      2,725,000

     Net Income .............   $  1,433,017   $  1,767,908   $  2,577,072   $  4,861,169

Average Number of Common
  Shares Outstanding ........      7,169,878      7,184,157      7,195,857      7,173,856


Per Share of Common Stock:
  Net Earnings ..............   $        .20   $        .25   $        .36   $        .68
  Dividends .................   $        .12   $        .12   $        .36   $        .36


                             See accompanying Notes.


                           FLEXSTEEL INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                          Nine Months Ended
                                                               March 31,
                                                         1996           1995

OPERATING ACTIVITIES:

Net Income .......................................   $ 2,577,072    $ 4,861,169

Adjustments to reconcile net income to net
cash provided by operating activities ............     2,861,218      2,449,279

Net cash provided by operating activities ........     5,438,290      7,310,448

INVESTING ACTIVITIES:

   Construction funds held in escrow .............                    1,958,276
   Purchases of temporary investments ............    (4,367,910)    (2,144,546)
   Proceeds from sales of temporary investments ..     2,711,124      3,964,145
   Additions to property, plant and equipment ....    (1,559,047)    (8,157,306)

Net cash (used in) investing activities ..........    (3,215,833)    (4,379,431)

FINANCING ACTIVITIES:
   Repayment of long-term debt ...................       (35,000)       (35,000)
   Payment of dividends ..........................    (2,585,275)    (2,585,670)
   Payments to reacquire stock ...................      (977,853)          (720)
   Proceeds from issuance of stock ...............       279,562        346,807

Net cash used in financing activities ............    (3,318,566)    (2,274,583)

Increase (decrease) in cash and cash equivalents .    (1,096,109)       656,434
Cash and cash equivalents at beginning of year ...     5,768,537      3,385,573
Cash and cash equivalents at end of period .......   $ 4,672,428    $ 4,042,007


                             See accompanying Notes.


NOTES (UNAUDITED)

1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with those principles followed in the financial statements for the year ended June 30, 1995. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the nine month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1996.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.    The inventories are categorized as follows:

                                                    March 31,      June 3O,
                                                      1996          1995

       Raw materials......................       $12,384,014    $14,186,359
       Work in process and finished parts.         7,509,203      7,546,079
       Finished goods.....................         5,597,813      4,189,236
                        Total.............       $25,491,030    $25,921,674

4. Interest paid during the nine month period ended March 31, 1996 and 1995 was $96,000 and $135,000, respectively. Income taxes paid during the nine month period ended March 31, 1996 and 1995 were $1,061,000 and $3,173,000, respectively.

5. During the quarter ended September 30, 1995, the Company recorded charges associated with the closing of its manufacturing facility in Sweetwater, TN, and production consolidation of Charisma Chairs in Starkville, MS. The charges recorded and estimated to be incurred are $470,000, and are included in cost of goods sold for the nine months ended March 31, 1996. The net, after tax, charge to earnings is $300,000, or $.04 per share.


FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT
OF EARNINGS


Financial Condition - The Company's cash, cash equivalents, and temporary investments increased by $561,000. Accounts receivable increased by $4,400,000 while inventories decreased by $431,000. Capital expenditures were $1,560,000 for plant improvements, manufacturing, and delivery equipment. Working capital increased $1,068,000 for the nine month period. In the next three months approximately $1,400,000 will be spent for manufacturing facility improvements, manufacturing, and delivery equipment. The Company has repurchased 100,040 shares of its common stock for $977,795 as authorized by the Board of Directors and announced through a release dated February 1, 1996.

Economic Conditions - The Company anticipates that demand for its seating products will remain steady for the remainder of calendar year 1996, and at higher levels than 1995. With the introduction of the Flexsteel "Comfort Seating" gallery program for independent retail dealers of home furnishings, new model year product introductions for Recreational Vehicle customers, and modernized Commercial Seating manufacturing facilities, the Company is well positioned and prepared to respond to opportunities in all business segments. Higher volume levels and the above strategies should allow the Company to maintain profit margins, improve production efficiencies, and absorb fixed costs resulting in improved profitability during the remainder of 1996.

Results of Operations for the Quarter - Sales decreased by approximately $3,569,000 compared to the prior year quarter. Sales volume decreased by $3,527,000 in Home Furnishings and $1,168,000 in Recreational Vehicle products, while Commercial Seating increased by $1,126,000. Cost of goods sold decreased by $3,181,000, due to the volume decrease. Selling, general, and administrative expenses increased by $183,000. Additional costs of approximately $400,000 associated with Flexsteel Gallery program enhancements and increased bad debt provision, as well as general under absorption of fixed costs, offset volume related decreases in selling, general, and administrative costs. The aforementioned changes resulted in a decrease in net income after taxes of $335,000, or $.05 per share, compared to the quarter ended March 31, 1995.

Results of Operations for the Last Nine Months - Sales decreased by approximately $9,328,000, compared to the nine month period ended March 31, 1995. Sales decreased by $5,458,000 in Recreational Vehicle products and $5,112,000 in Home Furnishings, while Commercial Seating increased by $1,242,000. Cost of goods sold decreased by $5,544,000. volume related decreases were offset by approximately $470,000, or $.04 per share after tax, associated with closing the Sweetwater, TN facility and approximately $1,270,000 related to lower margins and under absorbed fixed costs. Selling, general, and administrative expenses decreased by $129,000. Additional costs of approximately $650,000 associated with enhancements to our Flexsteel Gallery program and an increase in bad debt provision, as well as the fixed nature of many of these costs, offset any volume related decreases in selling, general, and administrative costs. The aforementioned changes resulted in a decrease in net income after taxes of $2,284,000, or $.32 per share, compared to the nine month period ended March 31, 1995.


PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                           FLEXSTEEL INDUSTRIES, INC.

Date:   April 26, 1996                     By:  /s/ R. J. Klosterman
                                                R. J. Klosterman
                                                Financial Vice President
                                                           and
                                                Principal Financial Officer