Form 10-K405
period 1996-06-30
FLEXSTEEL INDUSTRIES INC
filed 1996-09-26
CIK 37472

FORM 10-K
- -------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended June 30, 1996
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ______ to ______
                          Commission file number 0-5151

                 -----------------------------------------------

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

                 -----------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                  Name of each exchange on which registered:
                                                       NASDAQ

          Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

                 -----------------------------------------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 9, 1996 which is within 60 days prior to the date of filing:

              Common Stock, Par Value $1.00 Per Share: $58,684,494

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 1996:

                       CLASS                     SHARES OUTSTANDING
        ------------------------------------ ---------------------------
           Common Stock, $1.00 Par Value          7,098,565 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 1996 IN PARTS I, II AND IV.

         IN PART III, PORTIONS OF THE REGISTRANT'S 1996 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 5


                                     PART I

ITEM 1.        BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

      The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The registrant's operations consist of one industry segment: upholstered seating. For more detailed financial information see the registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

      The registrant's upholstered seating business has three primary areas of application: home seating, vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:



                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                               1996                  1995                 1994
                                         ------------------    -----------------    -----------------
                                          AMOUNT OF SALES      AMOUNT OF SALES      AMOUNT OF SALES
                                         ------------------    -----------------    -----------------

Home Seating...........................       $128,600,000         $131,500,000         $123,100,000

Vehicle Seating........................         58,200,000           60,700,000           58,500,000

Commercial Seating.....................         18,200,000           16,200,000           13,800,000
                                         ------------------    -----------------    -----------------

   Upholstered Seating Total...........       $205,000,000         $208,400,000         $195,400,000
                                         ==================    =================    =================



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

            (iii) Sources and availability of raw materials essential to the business:

            The registrant's furniture products utilize oak, gum and other species of hardwood lumber obtained from Arkansas, Mississippi, Missouri and elsewhere. In addition to lumber and plywood, principal raw materials utilized in the manufacturing process include bar and wire stock, high carbon spring steel, fabrics and polyurethane. While the registrant purchases these materials from outside suppliers, it is not dependent upon any single source of supply. The raw materials are all readily available.

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

            (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the last fiscal year and the preceding fiscal year are as follows:


                     JUNE 30, 1996                JUNE 30, 1995
               ---------------------------  --------------------------
                      $22,600,000*                 $20,400,000


      *All of this amount is expected to be filled and billed in fiscal year ending June 30, 1997.

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


                  FISCAL YEAR ENDING            EXPENDITURES
               -------------------------  -------------------------
                    June 30, 1994                $1,340,000
                    June 30, 1995                $1,490,000
                    June 30, 1996                $1,485,000

            (xiii) Approximately 2,200 people are employed by the registrant.

(d)   FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

      The registrant has no foreign operations and makes minimal export sales. Financial information about domestic operations is set forth in the registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 2.        PROPERTIES

(a)   THE REGISTRANT OWNS THE FOLLOWING MANUFACTURING PLANTS:

                                    APPROXIMATE SIZE
            LOCATION                  (SQUARE FEET)                    PRINCIPAL OPERATIONS
- ---------------------------------  --------------------   ---------------------------------------------
Dubuque, Iowa                            845,000          Upholstered Furniture -- Recreational Vehicle
                                                          -- Metal Working
Lancaster, Pennsylvania                  216,000          Upholstered Furniture -- Recreational Vehicle
Riverside, California                    206,000          Upholstered Furniture -- Recreational Vehicle
Harrison, Arkansas                       123,000          Woodworking Plant
New Paris, Indiana                       168,000          Upholstered Furniture -- Recreational Vehicle
Dublin, Georgia                          153,000          Upholstered Motion Furniture
Starkville, Mississippi                  349,000          Upholstered Furniture -- Woodworking Plant
Sweetwater, Tennessee*                   106,000
- ----------------------


      * Production at this plant has ceased and the plant is for sale.

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

      The 1995 Stock Option Plan was approved and all nominee directors re-elected at the December 5, 1995 annual shareholders' meeting.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the registrant, their ages, positions (in each case as of June 30, 1996), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

            NAME (AGE)                                 POSITION (DATE FIRST BECAME OFFICER)
- ------------------------------------  ----------------------------------------------------------------------
K. B. Lauritsen (53)                  President/Chief Executive Officer (November 1979)
E. J. Monaghan (57)                   Executive Vice President/Chief Operating Officer (November 1979)
R. J. Klosterman (48)                 Vice President Finance/Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (52)                 SeniorVice President of Marketing (November 1979)
P. M. Crahan (48)                     Vice President (June 1989)
J. T. Bertsch (41)                    Vice President (June 1989)



Each named executive officer has held the same office or an executive or management position with the registrant for at least five years.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      The NASDAQ -- National Market System, is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1996, and is incorporated herein by reference.

      There were approximately 1,646 holders of Common Stock of the registrant as of June 30, 1996.

ITEM 6.        SELECTED FINANCIAL DATA

      This information is contained on page 6 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1996, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis is contained on page 7 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1996 and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements of the Company included in the financial report section of the Annual Report to Shareholders for the Year Ended June 30, 1996, are incorporated herein by reference:

                                                                PAGE
                                                               ------
Balance Sheets, June 30, 1996, 1995.........................      8
Statements of Income and Retained Earnings --
       Years Ended June 30, 1996, 1995, 1994................      9
Statements of Cash Flows --
       Years Ended June 30, 1996, 1995, 1994................      10
Quarterly Financial Data 1996, 1995.........................      12
Notes to Financial Statements...............................    11-12
Independent Auditors' Report................................      9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      During fiscal 1996 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.


                                    PART III

ITEMS 10, 11, 12.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                          EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF
                          CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's 1996 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, Item 4 above.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's 1996 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         (1)      Financial Statements

            The financial statements of the registrant included in the Annual Report to Shareholders for the Year Ended June 30, 1996, are incorporated herein by reference as set forth above in ITEM 8.

            (2)      Schedules

            The following financial schedule for the years ended 1996, 1995 and 1994 is submitted herewith:


                                                                       PAGE
                                                                       ----
SCHEDULE VIII -- Reserves............................................    8

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

      11    Computation of Earnings Per Share attached as EXHIBIT 1 hereto

      13 Annual Report to Shareholders for the Year Ended June 30, 1996, attached as EXHIBIT 2 hereto

      99 1996 Form 11-K for Salaried Employees' Savings Plan 401(k) attached as EXHIBIT 3 hereto

      23    Independent Auditors' Report attached as EXHIBIT 4 hereto

      22 1996 definitive Proxy Statement incorporated by reference is to be filed with the Securities and Exchange Commission on or before December 1, 1996.

      23    Consent of Independent Auditors attached as EXHIBIT 6 hereto

      4 Instruments defining the rights of security holders, including indentures.

            The issuer has not filed, but agrees to furnish upon request to the Commission copies of the Mississippi Industrial Development Revenue Bond Agreement issued regarding the issuer's facilities in Starkville, MS.

      27    Financial Data Schedule

(b)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:        September 10, 1996        FLEXSTEEL INDUSTRIES, INC.


                                       By:         /S/ K. B. LAURITSEN
                                           -----------------------------------
                                                     K. B. LAURITSEN
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                           and
                                                PRINCIPAL EXECUTIVE OFFICER

                                       By:        /S/ R. J. KLOSTERMAN
                                           -----------------------------------
                                                     R. J. KLOSTERMAN
                                                VICE PRESIDENT OF FINANCE
                                                           and
                                               PRINCIPAL FINANCIAL OFFICER



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:     September 10, 1996                      /S/ FRANK H. BERTSCH
       -------------------------------   -------------------------------------
                                                     Frank H. Bertsch
                                                         DIRECTOR


Date:     September 10, 1996                        /S/ J. B. CRAHAN
       ------------------------------    -------------------------------------
                                                      J. B. Crahan
                                                        DIRECTOR


Date:     September 10, 1996                      /S/ ART D. RICHARDSON
      -------------------------------    -------------------------------------
                                                     Art D. Richardson
                                                          DIRECTOR


Date:     September 10, 1996                      /S/ K. BRUCE LAURITSEN
      -------------------------------     ------------------------------------
                                                    K. Bruce Lauritsen
                                                          DIRECTOR


Date:     September 10, 1996                     /S/ EDWARD J. MONAGHAN
      -------------------------------    -------------------------------------
                                                   Edward J. Monaghan
                                                        DIRECTOR


Date:     September  10, 1996                    /S/ JAMES G. PETERSON
      -------------------------------    -------------------------------------
                                                   James G. Peterson
                                                        DIRECTOR


Date:     September 10, 1996                     /S/ THOMAS E. HOLLORAN
      -------------------------------    -------------------------------------
                                                   Thomas E. Holloran
                                                        DIRECTOR


Date:     September 10, 1996                    /S/ JAMES R. RICHARDSON
      -------------------------------    -------------------------------------
                                                  James R. Richardson
                                                        DIRECTOR


Date:     September 10, 1996                      /S/ L. BRUCE BOYLEN
      -------------------------------    -------------------------------------
                                                    L. Bruce Boylen
                                                        DIRECTOR


Date:     September 10, 1996                      /S/ JOHN R. EASTER
      -------------------------------    -------------------------------------
                                                    John R. Easter
                                                        DIRECTOR




                                                                   SCHEDULE VIII



                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                 COLUMN A                           COLUMN B            COLUMN C           COLUMN D            COLUMN E
- --------------------------------------------   -----------------   -----------------  ------------------  ------------------
                                                   BALANCE AT          ADDITIONS
                                                  BEGINNING OF         CHARGED TO      DEDUCTIONS FROM     BALANCE AT CLOSE
DESCRIPTION                                           YEAR               INCOME        RESERVES (NOTE)          OF YEAR
- --------------------------------------------   -----------------   -----------------  ------------------  ------------------
Allowance for Doubtful Accounts:

  1996   ................................      $  2,160,000        $   1,246,000      $   1,253,000       $  2,153,000
                                               =================   =================  ==================  ==================

  1995   ................................      $  1,960,000        $     574,000      $     374,000       $  2,160,000
                                               =================   =================  ==================  ==================

  1994   ................................      $  2,163,000        $     600,000      $     803,000       $  1,960,000
                                               =================   =================  ==================  ==================

- ---------------

NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE, LESS RECOVERIES.