Form 10-Q
period 1996-09-30
FLEXSTEEL INDUSTRIES INC
filed 1996-10-29
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549



                                    FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996               Commission file number O-5151
                                                                          ------

                           FLEXSTEEL INDUSTRIES, INC.


Incorporated in State of Minnesota          I.R.S. Identification No. 42-O442319






                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes_X_. No.___.






Common Stock - $1.OO Par Value
Shares Outstanding as of September 30, 1996                            7,019,507
                                                                       ---------



FLEXSTEEL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

                                                       SEPTEMBER 30,    JUNE 30,
                                                           1996           1996
                                                       ------------   ----------
        ASSETS

        CURRENT ASSETS:
          Cash and cash equivalents................... $ 3,751,064   $ 3,867,742
          Temporary investments at fair value
            based on quoted market price..............  10,161,018     8,940,603
          Trade receivables - Less allowance for
            doubtful accounts: September 30, 1996,
            $2,229,172; June 30, 1996, $2,152,810.....  26,560,972    24,464,171
          Inventories.................................  25,340,868    26,082,857
          Deferred income taxes.......................   2,010,000     2,010,000
          Other assets................................     442,385       732,054
                                                        ----------    ----------
                       Total current assets...........  68,266,307    66,097,427
        PROPERTY, PLANT, AND EQUIPMENT - At cost
          less accumulated depreciation:
          September 30, 1996, $44,968,877;
          June 3O, 1996, $44,211,432..................  24,087,865    23,046,224
        OTHER ASSETS..................................   6,755,857     6,730,513
                                                        ----------    ----------
                            TOTAL..................... $99,110,029   $95,874,164
                                                        ==========    ==========


        LIABILITIES AND SHAREHOLDERS' EQUITY

        CURRENT LIABILITIES:
          Accounts payable - trade.................... $ 4,884,075   $ 3,574,232
          Dividends payable...........................     842,341       850,274
          Accrued liabilities.........................  13,765,984    11,662,410
          Industrial revenue bonds payable............   2,635,000     2,635,000
                                                        ----------    ----------
                       Total current liabilities......  22,127,400    18,721,916
                                                        ----------    ----------
        LONG-TERM DEBT................................      35,000        35,000
                                                        ----------    ----------
        DEFERRED COMPENSATION.........................   2,974,247     2,969,847
                                                        ----------    ----------
        SHAREHOLDERS' EQUITY:
          Common Stock - $1 par value; authorized
            15,OOO,OOO shares; issued September 30,
            7,019,507 shares; June 30, 7,095,044
            shares....................................   7,019,507     7,095,044
          Additional paid-in capital..................                   556,632
          Retained earnings...........................  66,676,375    66,266,325
          Unrealized investment gain..................     277,500       229,400
                                                        ----------    ----------
                       Total..........................  73,973,382    74,147,401
                                                        ----------    ----------
                            TOTAL..................... $99,110,029   $95,874,164
                                                        ==========    ==========


                             See accompanying Notes.

--------------------------------------------------------------------------------



FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)
                                                          Three Months Ended
                                                              September 30,
                                                          1996           1995
                                                        ----------    ----------

        Net Sales..............................         $52,019,059  $49,226,728
                                                         ----------   ----------
        Operating Expenses:
          Cost of goods sold...................          40,644,601   39,369,427
          Selling, general and
            administrative expenses............           9,297,379    9,342,266
                                                         ----------   ----------
              Total............................          49,941,980   48,711,693
                                                         ----------   ----------
        Operating Income.......................           2,077,079      515,035
                                                         ----------   ----------
        Interest and Other:
           Income..............................             301,370      243,619
           Expense.............................              86,967       90,558
                                                         ----------   ----------
               Net.............................             214,403      153,061
                                                         ----------   ----------
         Earnings Before Income Taxes..........           2,291,482      668,096
         Provision for Income Taxes............             830,000      240,000
                                                         ----------   ----------

            Net Earnings.......................         $ 1,461,482  $   428,096
                                                         ==========    =========
       Average Number of Common
         Shares Outstanding....................           7,062,391    7,204,873
                                                         ==========    =========

       Per Share of Common Stock:
         Net Earnings..........................            $  .21        $  .06
         Dividends.............................            $  .12        $  .12


                             See accompanying Notes.

--------------------------------------------------------------------------------



                           FLEXSTEEL INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                          Three Months Ended
                                                             September 30,
                                                         1996           1995
                                                      ----------      ----------
OPERATING ACTIVITIES:

Net Income .......................................   $ 1,461,482    $   428,096

Adjustments to reconcile net income to net
cash provided by operating activities ............     3,543,427      1,396,679
                                                      ----------      ----------
Net cash provided by operating activities ........     5,004,909      1,824,775
                                                      ----------      ----------

INVESTING ACTIVITIES:

   Purchases of temporary investments ............    (1,669,198)    (2,778,425)
   Proceeds from sales of temporary investments ..       496,883        492,493
   Additions to property, plant and equipment ....    (2,265,671)      (874,526)
                                                       ----------     ----------

Net cash (used in) investing activities ..........    (3,437,986)    (3,160,458)
                                                       ----------     ----------
FINANCING ACTIVITIES:

   Payment of dividends ..........................      (842,341)      (865,290)
   Proceeds from issuance of stock (4,463 shares)         48,740        199,570
   Repurchase of common stock (80,000 shares) ....      (890,000)
                                                       ----------     ----------
Net cash (used in) financing activities ..........    (1,683,601)      (665,720)
                                                       ----------     ----------
Increase (decrease) in cash
  and cash equivalents ...........................      (116,678)    (2,001,403)
Cash and cash equivalents at beginning of year ...     3,867,742      5,768,537
                                                       ----------     ----------
Cash and cash equivalents at end of period .......   $ 3,751,064    $ 3,767,134
                                                       ==========     ==========

                             See accompanying Notes.

--------------------------------------------------------------------------------



NOTES (UNAUDITED)
1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1996. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended.
The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1997.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3. The inventories are categorized as follows:

                                                    September 30,     June 3O,
                                                        1996            1995
                                                        ----            ----

           Raw materials......................       $12,274,712     $12,936,114
           Work in process and finished parts.         7,341,190       7,594,621
           Finished goods.....................         5,724,966       5,552,122
                                                      ----------      ----------
                            Total.............       $25,340,868     $26,082,857
                                                      ==========      ==========

4. Interest paid during the three-month periods ended September 30, 1996 and 1995 was $27,000 and $33,000, respectively. Income taxes paid during the three-month periods ended September 30, 1996 and 1995 were $30,000 and $72,000, respectively.

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

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF EARNINGS


Financial Condition - The Company's cash, cash equivalents, and temporary investments increased by $1,104,000. Accounts receivable increased by $2,097,000 and inventories decreased by $742,000. Capital expenditures were $2,266,000 for manufacturing and delivery equipment. Working capital decreased by $1,237,000 for the quarter. In the next nine months approximately $2,250,000 will be spent for manufacturing and delivery equipment.


Economic Conditions - The Company anticipates that demand for its seating products will continue at current levels for the remainder of the fiscal year, assuming there are no significant changes on the national level in regards to interest rates or consumer spending. Management continues to focus on product line simplification as a means to improve quality, service, and delivery times. Operating profits should improve as a result of product line refinements and productivity improvements.


Results of Operations for the Quarter - Sales increased by approximately $2,792,000, compared to the prior year quarter. Commercial Seating volume increased $1,207,000, Recreational Vehicle product increased $1,023,000, and Home Furnishings increased $562,000. Cost of goods sold increased $1,275,000. Volume related cost increases were partially offset by approximately $500,000 in production related efficiency improvements and fixed cost absorption when compared to the prior year quarter. In addition, prior year numbers included costs of $470,000, or $.04 per share after tax, associated with closing the Sweetwater, TN. production facility. Selling, general, and administrative costs decreased by $45,000, as the Company was able to absorb approximately $550,000 of volume related increases through fixed cost control and lower bad debt provision. The aforementioned changes resulted in an increase in net income after taxes of $1,033,000, or $.15 per share, compared to the quarter ended September 30, 1995.


PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                      FLEXSTEEL INDUSTRIES, INC.

Date: October 25 1996                 By: /s/ R. J. Klosterman
                                          --------------------
                                          R. J. Klosterman,
                                          Financial Vice President &
                                          Principal Financial Officer