Form 10-Q
period 1996-12-31
FLEXSTEEL INDUSTRIES INC
filed 1997-02-13
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549


                                    FORM 1O-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1996                Commission file number O-5151


                           FLEXSTEEL INDUSTRIES, INC.


Incorporated in State of Minnesota          I.R.S. Identification No. 42-O442319


                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes __X__ . No.___.

Common Stock - $1.OO Par Value
Shares Outstanding as of December 31, 1996                            7,024,201




FLEXSTEEL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

                                              DECEMBER 31,      JUNE 3O,
                                                 1996             1996
                                              ------------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .............     $ 4,128,777     $ 3,867,742
  Temporary investments at fair value
    based on quoted market price ........       9,068,155       8,940,603
  Trade receivables - Less allowance for
    doubtful accounts: December 31, 1996,
    $2,235,324; June 3O, 1996, $2,152,810      22,569,371      24,464,171
  Inventories ...........................      26,944,419      26,082,857
  Deferred income taxes .................       2,010,000       2,010,000
  Other assets ..........................         601,312         732,054
                                              -----------     -----------
               Total current assets .....      65,322,034      66,097,427
PROPERTY, PLANT, AND EQUIPMENT - At cost
  less accumulated depreciation:
  December 31, 1996, $45,845,796;
  June 3O, 1996, $44,211,432 ............      23,736,320      23,046,224
OTHER ASSETS ............................       6,860,109       6,730,513
                                              -----------     -----------
                    TOTAL ...............     $95,918,463     $95,874,164
                                              ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..............     $ 3,098,523     $ 3,574,232
  Dividends payable .....................         842,892         850,274
  Accrued liabilities ...................      11,848,199      11,662,410
  Industrial revenue bonds payable ......       2,635,000       2,635,000
                                              -----------     -----------
               Total current liabilities       18,424,614      18,721,916
                                              -----------     -----------
LONG-TERM DEBT ..........................          35,000          35,000
                                              -----------     -----------
DEFERRED COMPENSATION ...................       2,977,747       2,969,847
                                              -----------     -----------
SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; authorized
    15,OOO,OOO shares; issued December 31,
    7,024,201 shares; June 30, 7,095,044
    shares ..............................       7,024,201       7,095,044
  Additional paid-in capital ............          26,075         556,632
  Retained earnings .....................      67,034,376      66,266,325
  Unrealized investment gain ............         396,450         229,400
                                              -----------     -----------
               Total ....................      74,481,102      74,147,401
                                              -----------     -----------
                    TOTAL ...............     $95,918,463     $95,874,164
                                              ===========     ===========

                            See accompanying Notes.



 FLEXSTEEL INDUSTRIES, INC.
 CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                            Three Months Ended            Six Months Ended
                                                December 31,                 December 31,
                                            1996            1995        1996           1995
                                         -----------  -----------  ------------   -----------
 Net Sales.............................. $50,551,568  $48,177,183  $102,570,627   $97,403,911
                                         -----------  -----------  ------------   -----------
 Operating Expenses:
 Cost of goods sold.....................  39,776,718   38,490,613    80,421,319    77,860,040
   Selling, general and
     administrative expenses............   9,136,183    8,749,440    18,433,562    18,091,706
                                         -----------  -----------  ------------   -----------
       Total............................  48,912,901   47,240,053    98,854,881    95,951,746
                                         -----------  -----------  ------------   -----------
 Operating Income.......................   1,638,667      937,130     3,715,746     1,452,165
                                         -----------  -----------  ------------   -----------
 Interest and Other:
    Income..............................     334,621      272,116       635,991       515,735
    Expense.............................      84,895       93,287       171,862       183,845
                                         -----------  -----------  ------------   -----------
        Net.............................     249,726      178,829       464,129       331,890
                                         -----------  -----------  ------------   -----------
  Earnings Before Income Taxes..........   1,888,393    1,115,959     4,179,875     1,784,055
  Provision for Income Taxes............     685,000      400,000     1,515,000       640,000
                                         -----------  -----------  ------------   -----------
     Net Earnings....................... $ 1,203,393  $   715,959     2,664,875     1,144,055
                                         ===========  ===========  ============   ===========
Average Number of Common
  Shares Outstanding....................   7,022,636    7,212,819     7,042,514     7,208,846
                                         ===========  ===========  ============   ===========
Per Share of Common Stock:
  Net Earnings..........................     $  .17        $  .10        $  .38        $  .16
  Dividends.............................     $  .12        $  .12        $  .24        $  .24

                                  See accompanying Notes.



                           FLEXSTEEL INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                         Six Months Ended
                                                           December, 31,
                                                        1996            1995
                                                     ----------      -----------
OPERATING ACTIVITIES:

Net Income........................................   $2,664,875      $1,144,055

Adjustments to reconcile net income to net
cash provided by operating activities.............    3,218,042       4,010,969
                                                     ----------      -----------
Net cash provided by operating activities.........    5,882,917       5,155,024
                                                     ----------      -----------
INVESTING ACTIVITIES:

   Purchases of temporary investments.............     (947,634)     (4,464,215)
   Proceeds from sales of temporary investments...      987,133       2,224,549
   Additions to property, plant and equipment.....   (3,163,157)     (1,216,468)
                                                     ----------      -----------
Net cash used in investing activities.............   (3,123,658)     (3,456,134)
                                                     ----------      -----------
FINANCING ACTIVITIES:

   Payment of dividends...........................   (1,685,233)     (1,731,111)
   Proceeds from issuance of stock (9,157 shares).       77,009         250,273
   Repurchase of common stock (80,000 shares).....     (890,000)
                                                     ----------      -----------
Net cash used in financing activities.............   (2,498,224)     (1,480,838)
                                                     ----------      -----------
Increase in cash and cash equivalents.............      261,035         218,052
Cash and cash equivalents at beginning of year....    3,867,742       5,768,537
                                                     ----------      -----------
Cash and cash equivalents at end of period........   $4,128,777      $5,986,589
                                                     ==========      ===========

                            See accompanying Notes.



NOTES (UNAUDITED)
1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1996. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the six month period ended December 31, 1996 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1997.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.       The inventories are categorized as follows:

                                                   December 31,     June 3O,
                                                       1996           1996
                                                       ----           ----

         Raw materials......................       $12,975,372    $12,936,114
         Work in process and finished parts.         7,636,439      7,594,621
         Finished goods.....................         6,332,608      5,552,122
                                                   -----------    -----------
                          Total.............       $26,944,419    $26,082,857
                                                   ===========    ===========

4. Interest paid during the six month periods ended December 31, 1996 and 1995 was $52,000 and $54,000, respectively. Income taxes paid during the six month periods ended December 31, 1996 and 1995 were $2,157,000 and $634,000, respectively.

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



FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT
  OF EARNINGS


Financial Condition - The Company's cash, cash equivalents, and temporary investments at December 31, 1996 increased by $389,000 from the balances at June 30, 1996. During that same six months, net trade receivables decreased by $1,895,000 while inventories increased by $862,000. Capital expenditures were $3,159,000 for manufacturing and delivery equipment. Working capital decreased by $478,000 for the six month period. In the next six months approximately $2,000,000 will be spent for production related equipment.

Economic Conditions - The Company anticipates that demand for its seating products will continue at current moderate levels over the remainder of the fiscal year. Management continues to focus on internal improvements in the areas of product line simplification, cost savings identification and implementation, and manufacturing process efficiencies. Operating profits should improve as a result of these strategies.

Results of Operations for the Quarter - Sales for the current quarter increased by approximately $2,375,000 (4.9%), compared to the prior year quarter. Sales volume increased by $1,704,000 (5.5%) in Home Furnishings and $982,000 (23.6%) in Commercial Seating products, while Recreational Vehicle products sales decreased by $311,000 (2.4%). Cost of goods sold for the quarter ended December 31, 1996 increased by $1,286,000 over the quarter ended December 31, 1995. Sales volume related cost increases were partially offset by approximately $600,000 in production related efficiency improvements and fixed cost absorption when compared to the prior year quarter. Selling, general, and administrative costs for the current quarter increased by $387,000 over the same quarter of the prior year due primarily to the increased sales volume. These changes resulted in an increase in net income after taxes of $487,000, or $.07 per share, compared to the quarter ended December 31, 1995.

Results of Operations for the Last Six Months - Sales increased by approximately $5,167,000 (5.3%), compared to the six month period ended December 31, 1995. Sales increased $2,266,000 (3.6%)in Home Furnishings, Commercial Seating increased $2,189,000 (27.1%), and Recreational Vehicle increased $712,000 (2.7%). Cost of goods sold increased by $2,561,000. Volume related cost increases were offset by approximately $1,100,000 in production related efficiency improvements and fixed cost absorption as compared to the prior year. In addition, prior year results included pre-tax costs of $470,000, or $.04 per share after tax, associated with closing the Sweetwater, TN production facility. Selling, general, and administrative costs increased only $342,000. The Company was able to absorb approximately $350,000 of volume related increases primarily due to a lower bad debt provision. In addition, prior year results included costs of approximately $250,000 associated with development of our Comfort Seating Showroom Program. These changes resulted in an increase in net income after taxes of $1,521,000, or $.22 per share, compared to the six month period ended December 31, 1995.



PART II OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

         (a)      The Annual Meeting of the shareholders was held on December
                  10, 1996.

         (b) Four directors were elected at the meeting to serve for three years or until their successors are elected and qualified or until their earlier resignation, removal or termination. Shares were voted as follows:

                                                FOR           WITHHELD
                  K. Bruce Lauritsen         5,988,488         29,688
                  Thomas E. Holloran         5,988,338         29,838
                  L. Bruce Boylen            5,986,466         31,710
                  John R. Easter             5,985,966         32,210

         (c) A proposal was made to ratify and approve the appointment of Deloitte & Touche LLP as the Company's independent auditors for 1997. Shares were voted as follows:

                           FOR                 AGAINST         ABSTAIN

                        5,998,544              16,338           3,294


The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                            FLEXSTEEL INDUSTRIES, INC.

Date: February 13, 1997                By:  /s/ R. J. Klosterman
                                            -----------------------------------
                                            R. J. Klosterman
                                            Financial Vice President &
                                            Principal Financial Officer