Form 10-Q
period 1997-03-31
FLEXSTEEL INDUSTRIES INC
filed 1997-05-01
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549



                                    FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1997                   Commission file number O-5151


                           FLEXSTEEL INDUSTRIES, INC.


Incorporated in State of Minnesota          I.R.S. Identification No. 42-O442319




                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-773O




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 9O days. Yes __X__ . No____.



Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 1997                                6,957,435




FLEXSTEEL INDUSTRIES, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)

                                                     MARCH 31,      JUNE 30,
                                                       1997           1996
                                                   -----------    -----------

CURRENT ASSETS:
  Cash and cash equivalents....................    $ 2,990,130    $ 3,867,742
  Temporary investments at fair value
    based on quoted market price ..............      4,785,714      8,940,603
  Trade receivables - Less allowance for
    doubtful accounts: March 31, 1997,
    $2,430,173; June 30, 1996, $2,152,810 .....     29,207,478     24,464,171
  Inventories .................................     26,833,169     26,082,857
  Deferred income tax .........................      2,010,000      2,010,000
  Other assets ................................         97,837        732,054
                                                   -----------    -----------
               Total current assets ...........     65,924,328     66,097,427
PROPERTY, PLANT, AND EQUIPMENT - At cost
  less accumulated depreciation:
  March 31, 1997, $45,966,862;
  June 30, 1996, $44,211,432 ..................     26,561,896     23,046,224
OTHER ASSETS ..................................      7,025,851      6,730,513
                                                   -----------    -----------
                    TOTAL......................    $99,512,075    $95,874,164
                                                   ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade.....................    $ 5,072,733    $ 3,574,232
  Dividends payable ...........................        834,892        850,274
  Accrued liabilities .........................     13,468,883     11,662,410
  Current portion of long-term debt ...........      2,635,000      2,635,000
                                                   -----------    -----------
               Total current liabilities ......     22,011,508     18,721,916
                                                   -----------    -----------
LONG-TERM DEBT ................................                        35,000
                                                                  -----------
DEFERRED COMPENSATION .........................      3,015,247      2,969,847
                                                   -----------    -----------
SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; authorized
    15,000,000 shares; issued March 31,
    1997, 6,957,435 shares; June 30, 1996,
    7,095,044 shares ..........................      6,957,435      7,095,044
  Additional paid-in capital ..................          7,310        556,632
  Retained earnings ...........................     67,170,787     66,266,325
  Unrealized investment gain ..................        349,788        229,400
                                                   -----------    -----------
               Total ..........................     74,485,320     74,147,401
                                                   -----------    -----------
                    TOTAL......................    $99,512,075    $95,874,164
                                                   ===========    ===========

                             See accompanying Notes.




FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

                                       Three Months Ended             Nine Months Ended
                                           March 31,                       March 31,
                                     1997            1996            1997            1996
                                 ------------    ------------    ------------    ------------
  Net Sales ...................  $ 56,803,035    $ 53,213,023    $159,373,662    $150,616,934
                                 ------------    ------------    ------------    ------------
  Operating Expenses:
    Cost of goods sold ........    45,000,753      41,524,012     125,422,072     119,384,052
    Selling, general and
      administrative expenses..     9,908,179       9,613,268      28,341,741      27,704,974
                                 ------------    ------------    ------------    ------------

        Total .................    54,908,932      51,137,280     153,763,813     147,089,026
                                 ------------    ------------    ------------    ------------
  Operating Income ............     1,894,103       2,075,743       5,609,849       3,527,908
                                 ------------    ------------    ------------    ------------
  Interest and Other:
    Income ....................       811,429         250,896       1,447,420         766,631
    Expense ...................        84,349          88,622         256,211         272,467
                                 ------------    ------------    ------------    ------------
        Net ...................       727,080         162,274       1,191,209         494,164
                                 ------------    ------------    ------------    ------------
  Income Before Income Taxes...     2,621,183       2,238,017       6,801,058       4,022,072
  Provision for Income Taxes...       935,000         805,000       2,450,000       1,445,000
                                 ------------    ------------    ------------    ------------

     Net Income ...............  $  1,686,183    $  1,433,017    $  4,351,058    $  2,577,072
                                 ============    ============    ============    ============

Average Number of Common
  Shares Outstanding ..........     6,979,450       7,169,878       7,021,492       7,195,857
                                 ============    ============    ============    ============

Per Share of Common Stock:
  Net Earnings ................  $        .24    $        .20    $        .62    $        .36
  Dividends ...................  $        .12    $        .12    $        .36    $        .36

                             See accompanying Notes.



                           FLEXSTEEL INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                        Nine Months Ended
                                                            March 31,
                                                       1997            1996
                                                   -----------     -----------

OPERATING ACTIVITIES:

Net Income ....................................    $ 4,351,058     $ 2,577,072

Adjustments to reconcile net income to net
cash provided by operating activities .........      4,859,318       2,861,218
                                                   -----------     -----------

Net cash provided by operating activities .....      9,210,376       5,438,290
                                                   -----------     -----------

INVESTING ACTIVITIES:

   Payment for purchase of business assets ......   (6,973,951)
   Purchases of temporary investments ...........     (974,935)     (4,367,910)
   Proceeds from sales of temporary investments..    5,250,212       2,711,124
   Net additions to property, plant
     and equipment ..............................   (3,220,788)     (1,559,047)
                                                   -----------     -----------

Net cash used in investing activities ...........   (5,919,461)     (3,215,833)
                                                   -----------     -----------

FINANCING ACTIVITIES:
   Repayment of long-term debt ..................      (35,000)        (35,000)
   Payment of dividends .........................   (2,520,126)     (2,585,275)

   Proceeds from issuance of common stock
     March 31, 1997, 12,391 shares;
     March 31, 1996, 24,948 shares ..............      119,099         279,562
   Repurchase of common stock
     March 31, 1997, 150,000 shares;
     March 31, 1996, 100,045 shares .............   (1,732,500)       (977,853)
                                                   -----------     -----------

Net cash used in financing activities ...........   (4,168,527)     (3,318,566)
                                                   -----------     -----------

Decrease in cash and cash equivalents ...........     (877,612)     (1,096,109)
Cash and cash equivalents at beginning of year...    3,867,742       5,768,537
                                                   -----------     -----------
Cash and cash equivalents at end of period ......  $ 2,990,130     $ 4,672,428
                                                   ===========     ===========

                             See accompanying Notes.

--------------------------------------------------------------------------------


NOTES (UNAUDITED)
1. The accompanying condensed financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with those principles followed in the financial statements for the year ended June 30, 1996. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the nine month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending June 30, 1997.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.   The inventories are categorized as follows:

                                                      March 31,      June 30,
                                                        1997           1996
                                                        ----           ----

          Raw materials........................     $13,208,106    $12,936,114
          Work in process and finished parts...       7,659,707      7,594,621
          Finished goods.......................       5,965,356      5,552,122
                                                    -----------    -----------
                           Total...............     $26,833,169    $26,082,857
                                                    ===========    ===========

4. Interest paid during the nine month period ended March 31, 1997 and 1996 was $78,000 and $96,000, respectively. Income taxes paid during the nine month period ended March 31, 1997 and 1996 were $2,500,000 and $1,061,000, respectively.

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

6. During the quarter ended March 31, 1997, the Company completed the sale of its former production facility located in Sweetwater, Tennessee. This sale resulted in a gain of approximately $550,000, and is reported as other income for the quarter and nine month period ended March 31, 1997. The net, after tax, credit to earnings is approximately $350,000, or $.05 per share.



FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT
    OF EARNINGS


Financial Condition - On March 18, 1997 the Company announced the completion of the acquisition of the assets of Dygert Seating, Inc. and the related production facilities in Elkhart, Indiana for approximately $7,000,000. The purchase was financed internally by liquidating temporary investments. The purchase included accounts receivable $1,600,000, inventory $1,500,000, and fixed assets of $3,900,000.

Additionally, during March the Company completed a sale of its idle production facility in Sweetwater, Tennessee for $1,000,000. The sale resulted in a gain of approximately $550,000 before income taxes and is reported as other income.

Excluding the transactions outlined above, the operations of the Company produced a net cash and temporary investment increase of $968,000. Accounts receivable increased $3,143,000 and inventories declined $750,000 compared to June 30, 1996. Capital expenditures were $3,777,000 for manufacturing and delivery equipment. In the next three months approximately $1,000,000 will be spent for production related equipment.

The Company has repurchased 250,045 shares of its common stock for $2,710,353 as authorized by the Board of Directors and announced through a release dated February 1, 1996. Approximately 44% of the 500,000 shares of Company stock authorized for purchase on the open market are still available for purchase by the Company.


ECONOMIC CONDITIONS - The Company anticipates the demand for its seating products will continue at current moderate levels over the remainder of the fiscal year. In addition, sales attributable to the Dygert acquisition should approximate $6,000,000, over the next three months. Management continues to focus on internal improvements in the areas of product line simplification, cost savings identification and implementation, and manufacturing process efficiencies. Operating profits should improve as a result of these strategies.


RESULTS OF OPERATIONS FOR THE QUARTER - Sales for the current quarter increased by approximately $3,590,000 (6.7%), compared to the prior year quarter. Sales increased $2,569,000 (7.7%) in Home Furnishings, Recreational Vehicle increased $636,000 (4.2%), and Commercial Seating increased $385,000 (8.1%). Cost of goods sold increased by $3,477,000 due to the increased volume, and approximately $650,000 of additional costs associated with increased costs for labor and materials, margin erosion, and start up of Dygert operations.

Selling, general, and administrative costs increased by $296,000 due to volume. Other income increased by $550,000 due mainly to the gain on sale of the Sweetwater, Tennessee production facility. The aforementioned changes resulted in an increase in net income after taxes of $253,000, or $.04 per share, compared to the quarter ended March 31, 1996.

RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Sales increased by $8,757,000 (5.8%) compared to the nine month period ended March 31, 1996. Sales increased $4,835,000 (5.0%) in Home Furnishings, $1,347,000 (3.2%) in Recreational Vehicle Products and by $2,575,000 (20.1%) in Commercial Seating. Cost of goods sold increased by $6,038,000 due primarily to the volume increase, however, prior year results include $470,000 associated with closing the Sweetwater, Tennessee production facility.

Selling, general and administrative expenses increased by $637,000. The Company was able to absorb approximately $975,000 of volume related increases through lower bad debt provision and fixed cost control. Interest and other income increased by $681,000 primarily due to the gain on the sale of the Tennessee facility. The aforementioned changes resulted in an increase in net income after taxes of $1,774,000, or $.26 per share, compared to the nine month period ended March 31, 1996.

The statements included in this report which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the amount of sales generated and the profit margins thereon or volatility in the major markets, competition and general economic conditions.



PART II OTHER INFORMATION

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                       FLEXSTEEL INDUSTRIES, INC.

Date:  May 1, 1997                     By:  /s/  R. J. Klosterman
     ------------------                     ----------------------------------
                                            R. J. Klosterman
                                            Financial Vice President
                                                      and
                                            Principal Financial Officer