Form 10-K405
period 1997-06-30
FLEXSTEEL INDUSTRIES INC
filed 1997-09-26
CIK 37472

FORM 10-K
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                          Commission file number 0-5151

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

                                 YES [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 8, 1997 which is within 60 days prior to the date of filing:

              Common Stock, Par Value $1.00 Per Share: $58,779,042

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 8, 1997:

               CLASS                                SHARES OUTSTANDING
------------------------------------           ---------------------------
   Common Stock, $1.00 Par Value                     6,958,363 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 1997 IN PARTS I, II AND IV.

         IN PART III, PORTIONS OF THE REGISTRANT'S 1997 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 5

                                     PART I

ITEM 1.  BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS

         The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The registrant's operations consist of one industry segment-- upholstered seating. For more detailed financial information see the registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

         The registrant's upholstered seating business has three primary areas of application -- home seating, vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                   1997             1996            1995
                             ---------------  ---------------  ---------------
                             AMOUNT OF SALES  AMOUNT OF SALES  AMOUNT OF SALES
                             ---------------  ---------------  ---------------

Home Seating...............     $133,600,000     $128,600,000     $131,500,000
Vehicle Seating............       64,600,000       58,200,000       60,700,000
Commercial Seating.........       21,200,000       18,200,000       16,200,000
                             ---------------  ---------------  ---------------
 Upholstered Seating Total.     $219,400,000     $205,000,000     $208,400,000
                             ===============  ===============  ===============

(c)      NARRATIVE DESCRIPTION OF BUSINESS

         (1) (i), (ii), (vii) The registrant is engaged in one segment of business, namely, the manufacture and sale of a broad line of quality upholstered furniture for the retail furniture market, contract furniture market and recreational vehicle furniture market. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered reclining and rocker- reclining chairs, swivel rockers, chairs, sofas, sofa beds, loveseats and convertible bedding units, some or all of which are for the home, office, recreational vehicles, vans and mobile homes. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 3,000 furniture dealers, department stores and R.V. manufacturers. The registrant's products are also sold to several national chains, some of which sell on a private label basis.

         (iii) Sources and availability of raw materials essential to the business:

                  The registrant's furniture products utilize oak, gum and other species of hardwood lumber obtained from Arkansas, Mississippi, Missouri and elsewhere. In addition to lumber and plywood, principal raw materials utilized in the manufacturing process include bar and wire stock, high carbon spring steel, fabrics, leather and polyurethane. While the registrant purchases these materials from outside suppliers, it is not dependent upon any single source of supply. The raw materials are all readily available.

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

         (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the last fiscal year and the preceding fiscal year are as follows:

                 JUNE 30, 1997                JUNE 30, 1996
                ---------------              ---------------
                 $22,700,000*                  $22,600,000


* All of this amount is expected to be filled and billed in fiscal year ending June 30, 1998.

         (x) Competitive conditions:

                  The furniture industry is highly competitive. There are numerous furniture manufacturers in the United States. Although the registrant is one of the largest manufacturers of upholstered furniture in the United States, according to the registrant's best information it manufactures and sells less than 4% of the upholstered furniture sold in the United States. The registrant's principal method of meeting competition is by emphasizing its product performance and to use its sales force.

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

                  FISCAL YEAR ENDING            EXPENDITURES
                 --------------------          --------------
                    June 30, 1995                $1,490,000
                    June 30, 1996                $1,485,000
                    June 30, 1997                $1,540,000

         (xiii) Approximately 2,400 people are employed by the registrant.

(d)      FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

         The registrant has no foreign operations and makes minimal export sales. Financial information about domestic operations is set forth in the registrant's 1997 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 2.  PROPERTIES

(a)      THE REGISTRANT OWNS THE FOLLOWING MANUFACTURING PLANTS:

                            APPROXIMATE SIZE
      LOCATION                (SQUARE FEET)                PRINCIPAL OPERATIONS
-------------------------   -----------------   --------------------------------------------
Dubuque, Iowa                    845,000        Upholstered Furniture-- Recreational Vehicle
                                                -- Metal Working
Lancaster, Pennsylvania          216,000        Upholstered Furniture-- Recreational Vehicle
Riverside, California            206,000        Upholstered Furniture-- Recreational Vehicle
Harrison, Arkansas               123,000        Woodworking Plant
New Paris, Indiana               168,000        Upholstered Furniture-- Recreational Vehicle
Dublin, Georgia                  153,000        Upholstered Motion Furniture
Starkville, Mississippi          349,000        Upholstered Furniture-- Woodworking Plant
Elkhart, Indiana                  99,500        Upholstered Furniture-- Vehicle


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

                  The registrant leases one production facility for recreational vehicle products in Watkinsville, Georgia of approximately 60,000 sq. feet and one warehouse in Vancouver, Washington of approximately 15,750 sq. feet for storing its products prior to distribution.

(b)      OIL AND GAS OPERATIONS: NONE.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no material legal proceedings pending other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter no matter was submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the registrant, their ages, positions (in each case as of June 30, 1997), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

     NAME (AGE)                     POSITION (DATE FIRST BECAME OFFICER)
------------------------     --------------------------------------------------
K. B. Lauritsen (54)         President /Chief Executive Officer (November 1979)
E. J. Monaghan (58)          Executive Vice President/Chief Operating Officer
                               (November 1979)
R. J. Klosterman (49)        Vice President Finance/Chief Financial Officer &
                               Secretary (June 1989)
J. R. Richardson (53)        Senior Vice President of Marketing (November 1979)
T. D. Burkart (55)           Senior Vice President of Vehicle Seating
                               (February 1984)
P. M. Crahan (49)            Vice President (June 1989)
J . T.  Bertsch (42)         Vice President (June 1989)

Each named executive officer has held the same office or an executive or management position with the registrant for at least five years.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

         Statements, including those in this report, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the cost of raw materials, the amount of sales generated and the profit margins thereon or volatility in the major markets, competition and general economic conditions.

         The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The NASDAQ -- National Market System, is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1997, and is incorporated herein by reference.

         There were approximately 1,920 holders of Common Stock of the registrant as of June 30, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         This information is contained on page 6 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1997, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis is contained on page 7 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1997 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company included in the financial report section of the Annual Report to Shareholders for the Year Ended June 30, 1997, are incorporated herein by reference:

                                                                       PAGE(S)
                                                                       -------
Balance Sheets, June 30, 1997, 1996...................................    7
Statements of Income and Changes in Shareholders' Equity --
     Years Ended June 30, 1997, 1996, 1995 ...........................    8
Statements of Cash Flows -- Years Ended June 30, 1997, 1996, 1995.....    9
Quarterly Financial Data 1997, 1996...................................    11
Notes to Financial Statements.........................................  10-11
Independent Auditors' Report..........................................    6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 1997 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEMS 10, 11, 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
                  COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's 1997 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, Item 4 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's 1997 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

         The financial statements of the registrant included in the Annual Report to Shareholders for the Year Ended June 30, 1997, are incorporated herein by reference as set forth above in ITEM 8.

         (2)      Schedules

         The following financial schedules for the years ended 1997, 1996 and 1995 are submitted herewith:

                                                                      PAGE
                                                                      ----
SCHEDULE VIII              -- Reserves                                  8

         Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements incorporated by reference above.

         (3)      Exhibit No.

                  3.1 Restated Articles of Incorporation incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

                  3.2 Bylaws of the Registrant incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

                  11       Computation of Earnings Per Share.

                  13 Annual Report to Shareholders for the Year Ended June 30, 1997.

                  99       1997 Form 11-K for Salaried Employee's Savings Plan
                           401(k).

                  23.1     Independent Auditor's Report.

                  22 1997 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 1997.

                  23.2     Consent of Independent Auditors.

                  4 Instruments defining the rights of security holders, including indentures. The issuer has not filed, but agrees to furnish upon request to the Commission copies of the Mississippi Industrial Development Revenue Bond Agreement issued regarding the issuer's facilities in Starkville, MS.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1997.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 1997                      FLEXSTEEL INDUSTRIES, INC.


                                         By:      /S/ K.B LAURITSEN
                                                   K. B. LAURITSEN
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                          and
                                               PRINCIPAL EXECUTIVE OFFICER

                                         By:     /S/ R.J. KLOSTERMAN
                                                  R. J. KLOSTERMAN
                                               VICE PRESIDENT OF FINANCE
                                                          and
                                              PRINCIPAL FINANCIAL OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:          September 9, 1997                         /S/ FRANK H. BERTSCH
                                                           Frank H. Bertsch
                                                               DIRECTOR



Date:          September 9, 1997                           /S/ J. B. CRAHAN
                                                             J. B. Crahan
                                                               DIRECTOR



Date:          September 9, 1997                         /S/ ART D. RICHARDSON
                                                           Art D. Richardson
                                                               DIRECTOR



Date:          September 9, 1997                        /S/ K. BRUCE LAURITSEN
                                                          K. Bruce Lauritsen
                                                               DIRECTOR



Date:          September 9, 1997                        /S/ EDWARD J. MONAGHAN
                                                          Edward J. Monaghan
                                                               DIRECTOR



Date:          September 9, 1997                         /S/ JAMES G. PETERSON
                                                           James G. Peterson
                                                               DIRECTOR



Date:          September 9, 1997                        /S/ THOMAS E. HOLLORAN
                                                          Thomas E. Holloran
                                                               DIRECTOR



Date:          September 9, 1997                        /S/ JAMES R. RICHARDSON
                                                          James R. Richardson
                                                               DIRECTOR



Date:          September 9, 1997                          /S/ L. BRUCE BOYLEN
                                                            L. Bruce Boylen
                                                               DIRECTOR



Date:          September 9, 1997                          /S/ JOHN R. EASTER
                                                            John R. Easter
                                                               DIRECTOR

                                                                   SCHEDULE VIII





                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995


           COLUMN A                       COLUMN B      COLUMN C      COLUMN D     COLUMN E
-----------------------------------     ------------   -----------  -----------  -------------
                                                                    DEDUCTIONS
                                         BALANCE AT     ADDITIONS      FROM       BALANCE AT
                                        BEGINNING OF   CHARGED TO     RESERVES   CLOSE OF YEAR
DESCRIPTION                                 YEAR         INCOME       (NOTE)
-----------------------------------     ------------   -----------  -----------  -------------
Allowance for Doubtful Accounts:

  1997   .........................      $  2,153,000   $   831,000  $   186,000  $   2,798,000
                                        ============   ===========  ===========  =============
  1996   .........................      $  2,160,000   $ 1,246,000  $ 1,253,000  $   2,153,000
                                        ============   ===========  ===========  =============
  1995   .........................      $  1,960,000   $   574,000  $   374,000  $   2,160,000
                                        ============   ===========  ===========  =============


---------------

NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE, LESS RECOVERIES.