Form 10-Q
period 1997-09-30
FLEXSTEEL INDUSTRIES INC
filed 1997-10-30
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549


                                    FORM 1O-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended September 30, 1997            Commission File No. O-5151
                                                                       ------

                           FLEXSTEEL INDUSTRIES, INC.


Incorporated in State of Minnesota          I.R.S. Identification No. 42-O442319




                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52OO4-0877

                        Area code 319 Telephone 556-773O




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 9O days. Yes  X . No.    .
                                      ----     ----





    Common Stock - $1.OO Par Value
    Shares Outstanding as of September 30, 1997                    6,958,363
                                                                   ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                    SEPTEMBER 30,      JUNE 30,
                                                        1997             1997
                                                    -------------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................  $  4,776,116     $ 4,445,327
  Investments.....................................     5,164,859       5,041,154
  Trade receivables - less allowance for
    doubtful accounts: September 30, 1997,
    $2,309,000; June 30, 1997, $2,799,000.........    28,728,393      25,348,941
  Inventories.....................................    25,396,685      26,985,554
  Deferred income taxes...........................     2,620,000       2,620,000
  Other...........................................       413,983         806,117
                                                    ------------     -----------
               Total current assets...............    67,100,036      65,247,093
PROPERTY, PLANT, AND EQUIPMENT - at cost
  less accumulated depreciation:
  September 30, 1997, $48,146,497;
  June 3O, 1997, $46,962,157......................    26,320,685      26,214,405
OTHER ASSETS......................................     7,806,355       7,711,179
                                                    ------------     -----------
                    TOTAL.........................  $101,227,076     $99,172,677
                                                    ============     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade........................  $  5,122,796     $ 3,845,362
  Accrued liabilities:
    Payroll and related items.....................     3,750,034       4,440,219
    Insurance.....................................     5,894,694       6,057,093
    Other accruals................................     5,168,760       4,237,556
  Industrial revenue bonds payable................     2,310,000       2,310,000
                                                    ------------     -----------
               Total current liabilities..........    22,246,284      20,890,230
                                                    ------------     -----------
DEFERRED COMPENSATION.............................     3,052,718       3,044,418
                                                    ------------     -----------
SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; authorized
    15,OOO,OOO shares; issued September 30, 1997
    6,958,363 shares; June 30, 1997, 6,927,310
    shares........................................     6,958,363       6,927,310
  Additional paid-in capital......................       333,820
  Retained earnings...............................    67,945,566      67,750,719
  Unrealized investment gain......................       690,325         560,000
                                                    ------------     -----------
               Total shareholders' equity.........    75,928,074      75,238,029
                                                    ------------     -----------

                    TOTAL.........................  $101,227,076     $99,172,677
                                                    ============     ===========


                             See accompanying Notes.

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                           September 30,
                                                        1997            1996
                                                    -----------      -----------
Net Sales                                           $55,159,124      $52,019,059
                                                    -----------      -----------
Operating Expenses:
  Cost of goods sold..............................   43,867,490       40,644,601
  Selling, general and administrative.............    9,836,791        9,345,479
                                                    -----------      -----------
       Total......................................   53,704,281       49,990,080
                                                    -----------      -----------
Operating Income..................................    1,454,843        2,028,979
                                                    -----------      -----------
OTHER:
    Interest and other income.....................      246,269          349,470
    Interest and other expense....................       86,262           86,967
                                                    -----------      -----------
        Total.....................................      160,007          262,503
                                                    -----------      -----------
  INCOME BEFORE INCOME TAXES......................    1,614,850        2,291,482
  PROVISION FOR INCOME TAXES......................      585,000          830,000
                                                    -----------      -----------
     NET INCOME...................................  $ 1,029,850      $ 1,461,482
                                                    ===========      ===========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING..............................    6,958,363        7,062,391
                                                    ===========      ===========
PER SHARE OF COMMON STOCK:
  EARNINGS........................................         $.15             $.21
  DIVIDENDS.......................................         $.12             $.12


                             See accompanying Notes.

                                FLEXSTEEL INDUSTRIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                          Three Months Ended
                                                            September 30,
                                                         1997           1996
                                                      ----------     ----------
OPERATING ACTIVITIES:

Net Income........................................    $1,029,850     $1,461,482

Adjustments to reconcile net income to net
cash provided by operating activities.............     1,614,306      3,495,327
                                                      ----------     ----------
Net cash provided by operating activities.........     2,644,156      4,956,809
                                                      ----------     ----------
INVESTING ACTIVITIES:

   Purchases of investments.......................      (340,186)    (1,669,198)
   Proceeds from sales of investments.............       346,805        496,883
   Proceeds from sales of capital assets..........        22,700         48,100
   Capital expenditures...........................    (1,510,429)    (2,265,671)
                                                      ----------     ----------
Net cash used in investing activities.............    (1,481,110)    (3,389,886)
                                                      ----------     ----------
FINANCING ACTIVITIES:

   Payment of dividends...........................      (832,257)      (842,341)
   Proceeds from issuance of stock................                       48,740
   Repurchase of common stock.....................                     (890,000)
                                                      ----------     ----------
Net cash used in financing activities.............      (832,257)    (1,683,601)
                                                      ----------     ----------
Increase (decrease) in cash
  and cash equivalents............................       330,789       (116,678)
Cash and cash equivalents at beginning of year....     4,445,327      3,867,742
                                                      ----------     ----------
Cash and cash equivalents at end of period........    $4,776,116     $3,751,064
                                                      ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
  Interest........................................    $   24,000     $   27,000
  Income taxes....................................    $  344,000     $   30,000

Noncash financing activities
  Common stock issued for management
  incentive plan (31,053 shares)..................    $  364,873


                             See accompanying Notes.

 NOTES (UNAUDITED)

1. The accompanying financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1997. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the three-month period ended September 30, 1997 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1998.

2. The earnings per share are based on the average number of common shares outstanding during each period.

3.  The inventories are categorized as follows:

                                                    September 30,     June 3O,
                                                        1997            1997
                                                    -----------      -----------
Raw materials..................................     $11,830,448      $13,529,232
Work in process and finished parts.............       7,248,024        7,689,051
Finished goods.................................       6,318,213        5,767,271
                                                    -----------      -----------
                 Total.........................     $25,396,685      $26,985,554
                                                    ===========      ===========



MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF EARNINGS

Financial Condition - The Company's cash, cash equivalents, and temporary investments increased by $454,000 since June 30, 1997. Accounts receivable increased by $3,379,000 and inventories decreased by $1,589,000. Capital expenditures were $1,510,000 for building improvements, manufacturing and delivery equipment. Working capital increased by $497,000 for the quarter. In the next nine months approximately $1,200,000 will be spent for manufacturing and related equipment.

Economic Conditions - The Company anticipates that demand for its seating products will continue at current moderate levels for the remainder of the fiscal year, assuming there are no significant changes on the national level in regards to interest rates or consumer spending. Management continues to focus on product design for targeted markets and internal improvements in the areas of cost savings identification and implementation, and manufacturing process efficiencies.

Results of Operations for the Quarter - Sales increased by approximately $3,140,000, compared to the prior year quarter. Recreational Vehicle Seating volume increased $3,751,000 related to the Dygert Seating Division acquired during the third quarter of the prior year. Home Furnishings and Commercial Seating volume decreased $492,000 and $119,000, respectively, in comparison to the prior year. Cost of goods sold increased $2,453,000 due to increased volume and approximately $770,000 in increases related to lower margins and under absorbed fixed costs. Selling, general, and administrative costs increased $491,000 due to the volume increase. Interest and other income decreased $103,000 primarily due to lower average levels of cash available for investment. The aforementioned changes resulted in a decrease in net income after taxes of $432,000, or $.06 per share, compared to the quarter ended September 30, 1996.

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

PART II OTHER INFORMATION

Item 5 - Other Information

On October 4, 1997, Mr. F. H. Bertsch passed away. At June 30, 1997, the Company held life insurance policies with a face value of approximately $1,600,000 and cash value of approximately $900,000. The Company expects to record other income of approximately $700,000 or $0.10 per share in the second quarter ending December 31, 1997 related to these policies.

Mr. Bertsch served as Chairman of the Executive Committee of the Board of Directors. He was a Board member since 1948. He formerly held the positions of Chairman of the Board of Directors, Chief Executive Officer, and President.

Item 6 - Exhibits and Reports on Form 8-K

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                                 FLEXSTEEL INDUSTRIES, INC.

Date: October 29, 1997                      By:  /s/ R. J. Klosterman
     --------------------                      ---------------------------------
                                                 R. J. Klosterman,
                                                 Financial Vice President &
                                                 Principal Financial Officer