Form 10-Q
period 1997-12-31
FLEXSTEEL INDUSTRIES INC
filed 1998-02-17
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 2O549



                                    FORM 1O-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended December 31, 1997       Commission file number O-5151


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






    Common Stock - $1.OO Par Value
    Shares Outstanding as of December 31, 1997                         6,955,174

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                   DECEMBER 31,    JUNE 3O,
                                                      1997          1997
                                                   -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................   $ 4,395,976   $ 4,445,327
  Investments ..................................     7,900,556     5,041,154
  Trade receivables - less allowance for
    doubtful accounts: December 31, 1997,
    $2,312,000; June 3O, 1997, $2,799,000 ......    23,908,273    25,348,941
  Inventories ..................................    27,430,899    26,985,554
  Deferred income taxes ........................     2,620,000     2,620,000
  Other ........................................       981,005       806,117
                                                   -----------   -----------
               Total current assets ............    67,236,709    65,247,093
PROPERTY, PLANT, AND EQUIPMENT - at cost
  less accumulated depreciation:
  December 31, 1997, $49,218,373;
  June 3O, 1997, $46,962,157 ...................    25,144,702    26,214,405
OTHER ASSETS ...................................     6,884,412     7,711,179
                                                   -----------   -----------
                    TOTAL ......................   $99,265,823   $99,172,677
                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .....................   $ 3,345,303   $ 3,845,362
  Accrued liabilities
    Payroll and related items ..................     2,980,669     4,440,219
    Insurance ..................................     5,730,263     6,057,093
    Other accruals .............................     4,602,462     4,237,556
  Industrial revenue bonds payable .............     2,310,000     2,310,000
                                                   -----------   -----------
               Total current liabilities .......    18,968,697    20,890,230
                                                   -----------   -----------
DEFERRED COMPENSATION ..........................     3,061,918     3,044,418
                                                   -----------   -----------
SHAREHOLDERS' EQUITY:
  Common Stock - $1 par value; authorized
    15,OOO,OOO shares; issued December 31, 1997,
    6,955,174 shares; June 30, 1997, 6,927,310
    shares .....................................     6,955,174     6,927,310
  Additional paid-in capital ...................       298,759
  Retained earnings ............................    69,211,000    67,750,719
  Unrealized investment gain ...................       770,275       560,000
                                                   -----------   -----------
               Total shareholders' equity ......    77,235,208    75,238,029
                                                   -----------   -----------

                    TOTAL ......................   $99,265,823   $99,172,677
                                                   ===========   ===========


                             See accompanying Notes.

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)


                                         Three Months Ended            Six Months Ended
                                             December 31,                 December 31,
                                         1997           1996          1997            1996
                                     ------------   ------------   ------------   ------------
 Net Sales .......................   $ 56,260,249   $ 50,551,568   $111,419,373   $102,570,627
                                     ------------   ------------   ------------   ------------
 Operating Expenses:
   Cost of goods sold ............     44,312,905     39,776,718     88,180,395     80,421,319
   Selling, general and
   administrative expenses .......     10,064,132      9,155,605     19,900,923     18,501,084
                                     ------------   ------------   ------------   ------------
       Total .....................     54,377,037     48,932,323    108,081,318     98,922,403
                                     ------------   ------------   ------------   ------------
 Operating Income ................      1,883,212      1,619,245      3,338,055      3,648,224
                                     ------------   ------------   ------------   ------------
 Interest and Other:
    Income .......................      1,094,140        354,043      1,340,409        703,513
    Expense ......................         87,297         84,895        173,559        171,862
                                     ------------   ------------   ------------   ------------
        Net ......................      1,006,843        269,148      1,166,850        531,651
                                     ------------   ------------   ------------   ------------
  Earnings Before Income Taxes ...      2,890,055      1,888,393      4,504,905      4,179,875
  Provision for Income Taxes .....        790,000        685,000      1,375,000      1,515,000
                                     ------------   ------------   ------------   ------------

     Net Earnings ................   $  2,100,055   $  1,203,393   $  3,129,905   $  2,664,875
                                     ============   ============   ============   ============

Average Number of Common
  Shares Outstanding .............      6,956,174      7,022,636      6,957,269      7,042,514
                                     ============   ============   ============   ============
Per Share of Common Stock:
  Net Earnings - Basic ...........   $        .30   $        .17   $        .45   $        .38
  Net Earnings - Assuming Dilution   $        .30   $        .17   $        .45   $        .38
  Dividends ......................   $        .12   $        .12   $        .24   $        .24


                             See accompanying Notes.

                           FLEXSTEEL INDUSTRIES, INC.
                  CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                        Six Months Ended
                                                          December, 31,
                                                      1997            1996
                                                   -----------    -----------
OPERATING ACTIVITIES:

Net Income .....................................   $ 3,129,905    $ 2,664,875

Adjustments to reconcile net income to net
cash provided by operating activities ..........     2,459,842      3,144,592
                                                   -----------    -----------

Net cash provided by operating activities ......     5,589,747      5,809,467
                                                   -----------    -----------
INVESTING ACTIVITIES:

   Purchases of investments ....................    (3,495,933)      (947,634)
   Proceeds from sales of investments ..........       846,805        987,133
   Proceeds from sales of capital assets .......       162,056         69,600
   Capital expenditures ........................    (1,810,420)    (3,159,307)
                                                   -----------    -----------

Net cash used in investing activities ..........    (4,297,492)    (3,050,208)
                                                   -----------    -----------
FINANCING ACTIVITIES:

   Payment of dividends ........................    (1,668,229)    (1,685,233)
   Proceeds from issuance of stock .............       364,873         77,009
   Repurchase of common stock ..................       (38,250)      (890,000)
                                                   -----------    -----------

Net cash used in financing activities ..........    (1,341,606)    (2,498,224)
                                                   -----------    -----------
Increase (decrease) in cash
  and cash equivalents .........................       (49,351)       261,035
Cash and cash equivalents at beginning of year .     4,445,327      3,867,742
                                                   -----------    -----------
Cash and cash equivalents at end of period .....   $ 4,395,976    $ 4,128,777
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
  Interest .....................................   $    48,000    $    52,000
  Income taxes .................................   $ 2,564,000    $ 2,157,000

Noncash financing activities
  Common stock issued for management incentive
  plan (31,053 and 9,157 shares respectively) ..   $   364,873    $    77,009


                             See accompanying Notes.

NOTES (UNAUDITED)

1. The accompanying financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1997. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the six month period ended December 31, 1997 are not necessarily indicative of the results which may be expected for the year ending June 3O, 1998.

2.        The inventories are categorized as follows:

                                                    December 31,      June 3O,
                                                        1997            1997
                                                        ----            ----

          Raw materials......................       $14,114,485    $13,529,232
          Work in process and finished parts.         7,442,960      7,689,051
          Finished goods.....................         5,873,454      5,767,271
                                                      ---------      ---------
                           Total.............       $27,430,899    $26,985,554
                                                    ===========    ===========

3. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No.
          128). Earnings per share amounts presented for the period ended December 31, 1996 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share for the periods ended December 31, 1997 and 1996.

                                        3 Months                 6 Months
                                        --------                 --------
                                    1997        1996         1997        1996
                                    ----        ----         ----        ----

    Net Income                   $2,100,055  $1,203,393   $3,129,905  $2,664,875
                                 ==========  ==========   ==========  ==========

    Weighted average shares
      outstanding                 6,956,174   7,022,636    6,957,269   7,042,514
    Assumed conversion of
      options                        17,022      13,366       15,272      10,838
                                     ------      ------       ------      ------
    Weighted average shares
      outstanding and
      contingently issuable       6,973,196   7,036,002    6,972,541   7,053,352
                                 ==========  ==========   ==========  ==========

    Earnings per share - basic        $0.30       $0.17        $0.45       $0.38
                                 ==========  ==========   ==========  ==========
    Earnings per share -
      assuming dilution               $0.30       $0.17        $0.45       $0.38
                                 ==========  ==========   ==========  ==========

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT
  OF EARNINGS


Financial Condition - The Company's cash, cash equivalents, and temporary investments increased by $2,810,000 since June 30, 1997. Accounts receivable decreased by $1,441,000 and inventories increased by $445,000. Capital expenditures were $1,810,000 for building improvements, manufacturing and delivery equipment. Working capital increased by $3,911,000 for the six month period. In the next six months approximately $750,000 will be spent for manufacturing and related equipment.


Economic Conditions - The Company anticipates that demand for its seating products will continue near current levels for the remainder of the fiscal year, assuming there are no significant changes on the national level in regards to interest rates or consumer spending. Management continues to focus on product design for targeted markets and internal improvements in the areas of cost savings identification and implementation, and manufacturing process efficiencies. Operating profits should improve as a result of these strategies.


Results of Operations for the Quarter - Sales increased by approximately $5,709,000 (11.3%), compared to the prior year quarter. Recreational Vehicle Seating volume increased $4,234,000 (33.4%), with approximately $2,875,000 related to the Dygert Seating acquisition during the third quarter of the prior year, and $1,359,000 in other Recreational Vehicle products. Home Furnishings and Commercial Seating volume increased $1,434,000 (4.4%) and $41,000 (.8%), respectively, in comparison to the prior year. Cost of goods sold increased $4,536,000 due to increased volume. Selling, general, and administrative costs increased $909,000 due to the volume increase. Earnings for the current period include nontaxable other income of $700,000 or $.10 per share resulting from life insurance proceeds following the death of Mr. Frank H. Bertsch, a long time board member and former senior officer of the Company. The net income for the current quarter, when adjusted for the previously mentioned life insurance proceeds, was $1,400,000 or $.20 per share compared to $1,203,000 or $.17 per share for the quarter ended December 31, 1996.


Results of Operations for the last six months - Sales increased by approximately $8,849,000 (8.6%), compared to the six month period ended December 31, 1996. Sales of Recreational Vehicle products increased $8,029,000 (29.3%), with approximately $6,784,000 attributable to the Dygert Seating acquisition during the third quarter of the prior year, and the remaining $1,245,000 attributable to increases in other Recreational Vehicle markets. Home Furnishings volume increased $898,000 (1.4%), while Commercial Seating decreased by $78,000 (.8%), in comparison to the prior year. Cost of goods sold increased $7,759,000 due to increased volume and approximately $820,000 in increases related to lower margins and under absorbed fixed costs. Selling, general, and administrative costs increased $1,400,000 due to the volume increase. Interest and other income increased $637,000 due to the aforementioned life insurance proceeds, offset somewhat by lower average levels of cash available for investment. The six month year-to-date net income, when adjusted for life insurance proceeds, was $2,430,000 or $.35 per share, slightly less than income of $2,665,000 or $.38 per share reported for the six month period ended December 31, 1996.

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


PART II OTHER INFORMATION

Item 4       Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 9, 1997, Proposals one and two set forth in the Board of Directors' definitive Proxy Statement dated October 29, 1997, were approved and adopted by the stockholders. Proposals one and two, respectively, received votes as follows:

Proposal 1 (Election of Directors): Art D. Richardson: For 6,111,081, Withheld 20,184, Abstentions and Broker Non-votes 834,977. James R. Richardson: For 6,112,926, Withheld 18,339, Abstentions and Broker Non-votes 834,977. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Thomas E. Holloran, L. Bruce Boylen, John R. Easter, J. B. Crahan and Edward J. Monaghan.

Proposal 2 (Appointment of Deloitte & Touche, LLP as Independent Auditors):
For:  6,117,333, Against:  5,585, and Abstain:  8,347.

Item 6.      Exhibits and Reports on Form 8-K

The registrant filed on December 19, 1997, a report on Form 8-K which reported the appointment to the registrant's Board of Directors of Mr. Jeffrey T. Bertsch and Mr. Patrick M. Crahan.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

                                         FLEXSTEEL INDUSTRIES, INC.

Date: February 13, 1998                By:  /s/R. J. Klosterman
                                            R. J. Klosterman
                                            Financial Vice President &
                                            Principal Financial Officer