Form 10-Q
period 1998-03-31
FLEXSTEEL INDUSTRIES INC
filed 1998-04-23
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended March 31, 1998    Commission file number 0-5151


                           FLEXSTEEL INDUSTRIES, INC.


   Incorporated in State of Minnesota   I.R.S. Identification No. 42-0442319






                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-7730






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.




Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 1998                             6,964,035

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                    March 31,       June 30,
                                                                      1998            1997
                                                                   ------------   ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ................................   $  3,934,552   $  4,445,327
      Investments ..............................................      9,495,915      5,041,154
      Trade receivables - less allowance for doubtful accounts:
          March 31, 1998, $2,174,281;
          June 30, 1997, $2,799,000 ............................     31,081,379     25,348,941
      Inventories ..............................................     26,664,677     26,985,554
      Deferred income taxes ....................................      2,620,000      2,620,000
      Other ....................................................        392,053        806,117
                                                                   ------------   ------------
                             Total current assets ..............     74,188,576     65,247,093

PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      March 31, 1998, $50,350,448;
      June 30, 1997, $46,962,157 ...............................     24,153,614     26,214,405
OTHER ASSETS ...................................................      7,384,447      7,711,179
                                                                   ------------   ------------
                             TOTAL .............................   $105,726,637   $ 99,172,677
                                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .................................   $  5,586,858   $  3,845,362
      Accrued liabilities
           Payroll and related items ...........................      5,522,086      4,440,219
           Insurance ...........................................      5,228,664      6,057,093
           Other accruals ......................................      5,245,868      4,237,556
      Industrial revenue bonds payable .........................      2,275,000      2,310,000
                                                                   ------------   ------------
                            Total current liabilities ..........     23,858,476     20,890,230
                                                                   ------------   ------------

DEFERRED COMPENSATION ..........................................      3,044,918      3,044,418
                                                                   ------------   ------------

SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            issued March 31,1998, 6,964,035 shares;
            issued June 30, 1997, 6,927,310 shares .............      6,964,035      6,927,310
      Additional paid-in capital ...............................        395,602
      Retained earnings ........................................     70,481,385     67,750,719
      Unrealized investment gain ...............................        982,221        560,000
                                                                   ------------   ------------
                            Total shareholders' equity .........     78,823,243     75,238,029
                                                                   ------------   ------------

                             TOTAL .............................   $105,726,637   $ 99,172,677
                                                                   ============   ============

                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended            Nine Months Ended
                                                        March 31,                     March 31,
                                               ---------------------------   ---------------------------
                                                   1998           1997           1998           1997
                                               ------------   ------------   ------------   ------------
Net Sales ..................................   $ 62,089,586   $ 56,803,035   $173,508,959   $159,373,662
                                               ------------   ------------   ------------   ------------
Operating Expenses:
     Cost of goods sold ....................     48,316,681     45,000,753    136,497,076    125,422,072
     Selling, general and
       administrative expenses .............     10,676,560      9,919,637     30,577,483     28,420,721

                                               ------------   ------------   ------------   ------------

             Total .........................     58,993,241     54,920,390    167,074,559    153,842,793
                                               ------------   ------------   ------------   ------------
Operating Income ...........................      3,096,345      1,882,645      6,434,400      5,530,869
                                               ------------   ------------   ------------   ------------
Interest and Other:
     Income ................................        294,107        822,887      1,634,516      1,526,400
     Expense ...............................         84,382         84,349        257,941        256,211
                                               ------------   ------------   ------------   ------------
             Net ...........................        209,725        738,538      1,376,575      1,270,189
                                               ------------   ------------   ------------   ------------
Income Before Income Taxes .................      3,306,070      2,621,183      7,810,975      6,801,058
Provision for Income Taxes .................      1,200,000        935,000      2,575,000      2,450,000
                                               ------------   ------------   ------------   ------------

       Net Income ..........................   $  2,106,070   $  1,686,183   $  5,235,975   $  4,351,058
                                               ============   ============   ============   ============

Average Number of Common Shares Outstanding:

       Basic ...............................      6,958,932      6,979,450      6,957,823      7,021,492
                                               ============   ============   ============   ============

       Assuming Dilution ...................      7,035,406      7,033,382      7,024,040      7,068,371
                                               ============   ============   ============   ============

Per Share of Common Stock:

Net Earnings  -  Basic .....................   $        .30   $        .24   $        .75   $        .62

Net Earnings  -  Assuming Dilution .........   $        .30   $        .24   $        .75   $        .62

Dividends ..................................   $        .12   $        .12   $        .36   $        .36

                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                        Nine Months Ended
                                                           March 31,
                                                   --------------------------
                                                      1998           1997
                                                   -----------    -----------

OPERATING ACTIVITIES:

Net Income .....................................   $ 5,235,975    $ 4,351,058

Adjustments to reconcile net income to net
cash provided by operating activities ..........     2,398,176      4,780,338
                                                   -----------    -----------

Net cash provided by operating activities ......     7,634,151      9,131,396
                                                   -----------    -----------

INVESTING ACTIVITIES:

       Payment for purchase of business assets .                   (6,973,951)
       Purchases of  investments ...............    (4,888,695)      (974,935)
       Proceeds from sales of investments ......       856,155      5,250,212
       Proceeds from sales of capital assets ...       178,137         81,250
       Capital expenditures ....................    (2,184,032)    (3,223,057)
                                                   -----------    -----------

Net cash used in investing activities ..........    (6,038,435)    (5,840,481)
                                                   -----------    -----------

FINANCING ACTIVITIES:
       Repayment of long-term debt .............       (35,000)       (35,000)
       Payment of dividends ....................    (2,503,818)    (2,520,126)
       Proceeds from issuance of common stock ..       470,577        119,099
       Repurchase of common stock ..............       (38,250)    (1,732,500)
                                                   -----------    -----------

Net cash used in financing activities ..........    (2,106,491)    (4,168,527)
                                                   -----------    -----------

Decrease in cash and cash equivalents ..........      (510,775)      (877,612)
Cash and cash equivalents at beginning of year .     4,445,327      3,867,742
                                                   -----------    -----------
Cash and cash equivalents at end of period .....   $ 3,934,552    $ 2,990,130
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the  period for
Interest .......................................   $    70,000    $    78,000
Income taxes ...................................   $ 3,185,000    $ 2,500,000

Noncash financing activities
Common stock issued for management incentive
plan (40,208 and 12,391 shares respectively) ...   $   470,577    $   119,099


                             See accompanying Notes.

--------------------------------------------------------------------------------

NOTES (UNAUDITED)
1. The accompanying financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1997. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the nine month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the year ending June 30, 1998.

2.    The inventories are categorized as follows:

                                                   March 31,      June 30,
                                                     1998          1997
                                                 ------------   ------------
      Raw materials ...........................  $ 13,099,674   $ 13,529,232
      Work in process and finished parts ......     7,084,770      7,689,051
      Finished goods ..........................     6,480,233      5,767,271
                                                 ------------   ------------
             Total ............................  $ 26,664,677   $ 26,985,554
                                                 ============   ============

3. Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS No.128). Earnings per share amounts presented for the period ended March 31, 1997 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share for the period ended March 31, 1998 and 1997.

                                     Three Months Ended        Nine Months Ended
                                          March 31,                March 31,
                                  -----------------------   -----------------------
                                     1998         1997         1998          1997
                                  ----------   ----------   ----------   ----------
Net Income ....................   $2,106,070   $1,686,183   $5,235,975   $4,351,058
                                  ==========   ==========   ==========   ==========

Weighted average shares
   outstanding ................    6,958,932    6,979,450    6,957,823    7,021,492
Assumed conversion of options .       76,474       53,932       66,217       46,879
                                  ----------   ----------   ----------   ----------
Weighted average shares
   outstanding and contingently
   issuable ...................    7,035,406    7,033,382    7,024,040    7,068,371
                                  ==========   ==========   ==========   ==========

Earnings per share - basic ....   $      .30   $      .24   $      .75   $      .62
                                  ==========   ==========   ==========   ==========
Earnings per share -
   assuming dilution ..........   $      .30   $      .24   $      .75   $      .62
                                  ==========   ==========   ==========   ==========

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENTS OF INCOME


FINANCIAL CONDITION - The Company's cash, cash equivalents, and temporary investments increased by $3,944,000 since June 30, 1997. Accounts receivable increased by $5,732,000 due to increased shipments in the current quarter. Inventories decreased by $321,000. Capital expenditures were $2,184,000 for building improvements, manufacturing and delivery equipment. Working capital increased by $5,973,000 for the nine month period. In the next three months approximately $400,000 will be spent for manufacturing related equipment.


ECONOMIC CONDITIONS - The Company anticipates that demand for its seating products will continue at current levels for the remainder of the fiscal year. Management continues to focus on product design for targeted markets to enhance sales growth and internal improvements in productivity levels and efficiencies to improve operating profit margins. Based on current backlogs and favorable economic conditions, including low interest rates, the Company expects operating profits to continue at or near current levels for the remainder of the fiscal year.


RESULTS OF OPERATIONS FOR THE QUARTER - Sales increased by approximately $5,287,000 (9.3%), compared to the prior year quarter. Vehicle Seating volume increased $3,801,000 (24.2%), with approximately $1,996,000 related to Dygert Seating, acquired during the third quarter of the prior year, and $1,805,000 in other Vehicle Seating products. Residential Seating and Commercial Seating volume increased $1,004,000 (2.8%) and $482,000 (9.4%), respectively, in comparison to the prior year quarter. Cost of goods sold increased $3,316,000. With record sales recorded for the quarter, volume related increases were offset by approximately $850,000 in operating efficiencies and fixed cost absorption. Selling, general, and administrative expenses increased $757,000 due to the volume increase. Earnings for the prior year quarter ended March 31, 1997 included net income after tax of approximately $350,000 or $.05 per basic share from the sale of the idle Sweetwater, Tennessee production facility. Net income for the current quarter was $2,106,000 or $.30 per basic share compared to $1,336,000 or $.19 per basic share, when adjusted for the after tax effect of the aforementioned facility sale, for the quarter ended March 31, 1997.


RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Sales increased by approximately $14,135,000 (8.9%), compared to the nine month period ended March 31, 1997. Sales of Vehicle Seating products increased $11,830,000 (27.4%), with approximately $8,686,000 attributable to the Dygert Seating acquisition during the third quarter of the prior year, and the remaining $3,144,000 attributable to increases in other Vehicle Seating markets. Residential Seating volume increased $1,901,000 (1.9%) and Commercial Seating increased $404,000 (2.6%) in comparison to the prior nine month period. Cost of goods sold increased $11,075,000 and selling, general, and administrative expenses increased $2,157,000, both due to the volume increase. Earnings for the current nine month period include nontaxable other income of $720,000 or $.10 per basic share resulting from life insurance proceeds following the death of board member and former senior officer, Mr. Frank H. Bertsch. The nine month year-to-date net income, when adjusted for life insurance proceeds, was $4,516,000 or $.65 per basic share, significantly more than income, when adjusted for sale of idle facility, of $4,001,000 or $.57 per basic share recorded for the nine month period ended March 31, 1997.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
- The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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



PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.


                                                 FLEXSTEEL INDUSTRIES, INC.

Date:  April 22, 1998                            By:  /s/ R. J. Klosterman
      ---------------                                ---------------------------
                                                     R.J. Klosterman
                                                     Financial Vice President
                                                                and
                                                     Principal Financial Officer