Form 10-K405
period 1998-06-30
FLEXSTEEL INDUSTRIES INC
filed 1998-09-25
CIK 37472

FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                          Commission file number 0-5151

               --------------------------------------------------
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

               --------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
    Title of each class:          Name of each exchange on which registered:
                                                    NASDAQ
           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

               --------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 6, 1998 which is within 60 days prior to the date of filing:
              Common Stock, Par Value $1.00 Per Share: $48,431,030

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 6, 1998:

                        CLASS                     SHARES OUTSTANDING
          ----------------------------------    ----------------------
            Common Stock, $ 1.00 Par Value         6,831,517 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 1998 IN PARTS I, II, AND IV.
         IN PART III, PORTIONS OF THE REGISTRANT'S 1998 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 6

                                     PART I

ITEM 1.       BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
       The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       The registrant's operations consist of one industry segment -- upholstered seating. For more detailed financial information see the registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference.

       The registrant's upholstered seating business has three primary areas of application -- residential seating, recreational vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                                 1998               1997              1996
                                            ---------------   ---------------   ---------------
                                            AMOUNT OF SALES   AMOUNT OF SALES   AMOUNT OF SALES
                                            ---------------   ---------------   ---------------
         Residential Seating.............     $139,200,000      $133,600,000      $128,600,000

         Recreational Vehicle Seating ...       73,900,000        64,600,000        58,200,000

         Commercial Seating .............       23,000,000        21,200,000        18,200,000
                                            ---------------   ---------------   ---------------

         Upholstered Seating Total ......     $236,100,000      $219,400,000      $205,000,000
                                            ===============   ===============   ===============

(c)    NARRATIVE DESCRIPTION OF BUSINESS
       (1) (i), (ii), (vii) The registrant is engaged in one segment of business, namely, the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds and convertible bedding units, some of which are for the home, office, motorhome, travel trailer, and vans. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 3,000 furniture dealers, department stores, recreational vehicle manufacturers and van converters, and hospitality and healthcare facilities. The registrant's products are also sold to several national chains, some of which sell on a private label basis.

              (iii) Sources and availability of raw materials essential to the business:

              The registrant's furniture products utilize various species of hardwood lumber obtained from Arkansas, Mississippi, Missouri and elsewhere. In addition to hardwood lumber and engineered wood products, principal raw materials utilized in the manufacturing process include bar and wire stock, high carbon spring steel, fabrics, leather and polyurethane. While the registrant purchases these materials from outside suppliers, it is not dependent upon any single source of supply. The raw materials are all readily available.

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

              (viii) The approximate dollar amounts of backlog of orders believed to firm as of the end of the last fiscal year and the preceding fiscal year are as follows:

                       JUNE 30, 1998             JUNE 30, 1997
                 ------------------------   -----------------------
                       $26,100,000*               $22,700,000

*All of this amount is expected to be filled in fiscal year ending June 30, 1999.

              (ix) Competitive conditions:

              The furniture industry is highly competitive. There are numerous furniture manufactures in the United States. Although the registrant is one of the largest manufacturers of upholstered furniture in the United States, according to the registrant's best information it manufactures and sells less than 4% of the upholstered furniture sold in the United States. The registrant's principle method of meeting competition is by emphasizing its product performance and to use its sales force.

              (x) Expenditures on Research Activities:

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

                    FISCAL YEAR ENDING            EXPENDITURES
                 ------------------------   -----------------------
                       June 30, 1996               $1,485,000
                       June 30, 1997               $1,540,000
                       June 30, 1998               $1,640,000

              (xi) Approximately 2,300 people are employed by the registrant.

(d)    FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

       Financial information about domestic operations is set forth in the registrant's 1998 Annual Report to Shareholders which is incorporated herein by reference. The registrant has no foreign operations and makes minimal export sales.

ITEM 2.       PROPERTIES

(a)    THE REGISTRANT OWNS THE FOLLOWING MANUFACTURING PLANTS:

                                              APPROXIMATE
                      LOCATION             SIZE (SQUARE FEET)                   PRINCIPAL OPERATIONS
           ---------------------------   ----------------------   ----------------------------------------------
           Dubuque, Iowa                         845,000          Upholstered Furniture- Recreational Vehicle
                                                                  - Metal Working
           Lancaster, Pennsylvania               216,000          Upholstered Furniture- Recreational Vehicle
           Riverside, California                 206,000          Upholstered Furniture- Recreational Vehicle
           Harrison, Arkansas                    123,000          Woodworking Plant
           New Paris, Indiana                    168,000          Upholstered Furniture- Recreational Vehicle
           Dublin, Georgia                       153,000          Upholstered Motion Furniture
           Starkville, Mississippi               349,000          Upholstered Furniture- Woodworking Plant
           Elkhart, Indiana                       99,500          Upholstered Furniture- Vehicle

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the registrant, their ages, positions (in each case as of June 30, 1998), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

         NAME (AGE)                             POSITION (DATE FIRST BECAME OFFICER)
----------------------------    --------------------------------------------------------------------------
K. B. Lauritsen (55)            President/Chief Executive Officer (November 1979)
E. J. Monaghan (59)             Executive Vice President/Chief Operating Officer (November 1979)
R. J. Klosterman (50)           Vice President Finance/Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (54)           Senior Vice President of Marketing (November 1979)
T. D. Burkhart (56)             Senior Vice President of Vehicle Seating (February 1984)
P. M. Crahan (50)               Vice President (June 1989)
J. T. Bertsch (43)              Vice President (June 1989)


Each named executive officer has held the same office of an executive or management position with the registrant for at least five years.

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of "Safe Harbor" Provisions and Private Securities Litigation Reform Act of 1995

       The company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The NASDAQ -- National Market System, is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1998, and is incorporated herein by reference.

       There were approximately 2,300 holders of Common Stock of the registrant as of June 30, 1998.

ITEM 6.       SELECTED FINANCIAL DATA

       This information is contained on page 6 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1998, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's discussion and analysis is contained on page 15 and page 16 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1998 and is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE INFORMATION ABOUT MARKET RISK

       Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements of the Company included in the financial report section of the Annual Report to Shareholders for the Year Ended June 30, 1998, are incorporated herein by reference:

                                                                                                PAGE(S)
                                                                                                -------
Balance Sheets, June 30, 1998, 1997............................................................    8
Statements of Income and Comprehensive Income --Years Ended June 30, 1998, 1997, 1996..........    9
Statements of Changes in Shareholders' Equity -- Years ended June 30, 1998, 1997, 1996.........   10
Statements of Cash Flows -- Years Ended June 30, 1998, 1997, 1996..............................   11
Quarterly Financial Data -- Years Ended June 30, 1998 and 1997.................................   14
Notes to Financial Statements..................................................................  12-14
Independent Auditors' Report...................................................................    7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       During fiscal 1998 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEMS 10, 11, 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
         COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's 1998 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, item 4 above.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's 1998 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

       The financial statements of the registrant included in the Annual Report to Shareholders for the Year Ended June 30, 1998, are incorporated herein by reference as set forth above in ITEM 8.

       (2)    Schedules

       The following financial schedules for the years ended 1998, 1997 and 1996 are submitted herewith:

                                                                        PAGE
                                                                    ------------
       SCHEDULE VIII               -- Reserves                            9

       Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements incorporated by reference above.

       (3)    Exhibit No.

               3.1 Restated Article of Incorporation by reference to Exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

               3.2 Bylaws of the Registrant incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

                13   Annual Report to Shareholders for the Year Ended June 30,
                     1998.

                99   1998 Form 11-K for Salaried Employee's Savings Plan 401(k).

              23.1   Independent Auditor's Report.

                22 1998 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 1998.

              23.2   Consent of Independent Auditors.

                 4 Instruments defining the rights of security holders, including indentures. The issuer has not filed, but agrees to furnish upon request to the Commission copies of the Mississippi Industrial Development Revenue Bond Agreeement issued regarding the issuer's facilities in Starkville, MS.

              27.1 Financial Data Schedule for the fiscal year ended June 30, 1998.

              27.2 Restated Financial Data Schedules for the fiscal years ended June 30, 1997, June 30, 1996 and the quarters ended September 30, 1996, December 31, 1996 and March 31, 1997.

              27.3 Restated Financial Data Schedules for the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1998.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 16, 1998                 FLEXSTEEL INDUSTRIES, INC.
     -------------------------

                                           By:       /S/ K. B. LAURITSEN
                                              ----------------------------------
                                                       K. B. LAURITSEN
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                             and
                                                 PRINCIPAL EXECUTIVE OFFICER

                                           By:      /S/ R. J. KLOSTERMAN
                                              ----------------------------------
                                                      R. J. KLOSTERMAN
                                                 VICE PRESIDENT OF FINANCE
                                                             and
                                                 PRINCIPAL FINANCIAL OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:   September 16, 1998                          /S/ J. B. CRAHAN
     --------------------------------    ---------------------------------------
                                                      J. B. Crahan
                                                        DIRECTOR


Date:   September 16, 1998                        /S/ K. BRUCE LAURITSEN
     --------------------------------    ---------------------------------------
                                                    K. Bruce Lauritsen
                                                          DIRECTOR


Date:   September 16, 1998                        /S/ EDWARD J. MONAGHAN
     --------------------------------    ---------------------------------------
                                                    Edward J. Monaghan
                                                          DIRECTOR


Date:   September 16, 1998                        /S/ JAMES R. RICHARDSON
     --------------------------------    ---------------------------------------
                                                    James R. Richardson
                                                          DIRECTOR


Date:   September 16, 1998                         /S/ JEFFREY T. BERTSCH
     --------------------------------    ---------------------------------------
                                                      Jeffrey T. Bertsch
                                                           DIRECTOR


Date:   September 16, 1998                         /S/ PATRICK M. CRAHAN
     --------------------------------    ---------------------------------------
                                                      Patrick M. Crahan
                                                         DIRECTOR


Date:   September 16, 1998                          /S/ L. BRUCE BOYLEN
     --------------------------------    ---------------------------------------
                                                      L. Bruce Boylen
                                                          DIRECTOR


Date:   September 16, 1998                           /S/ JOHN R. EASTER
     --------------------------------    ---------------------------------------
                                                       John R. Easter
                                                           DIRECTOR


Date:   September 16, 1998                         /S/ THOMAS E. HOLLORAN
     --------------------------------    ---------------------------------------
                                                     Thomas E. Holloran
                                                          DIRECTOR


Date:   September 16, 1998                         /S/ ART D. RICHARDSON
     --------------------------------    ---------------------------------------
                                                     Art D. Richardson
                                                          DIRECTOR

                                                                   SCHEDULE VIII


                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                     COLUMN A                              COLUMN B         COLUMN C        COLUMN D          COLUMN E
-----------------------------------------------------  ---------------   -------------   --------------   ---------------
                                                                                           DEDUCTIONS
                                                          BALANCE AT       ADDITIONS          FROM           BALANCE AT
                                                         BEGINNING OF      CHARGED TO       RESERVES       CLOSE OF YEAR
DESCRIPTION                                                  YEAR            INCOME          (NOTE)
-----------------------------------------------------  ---------------   -------------   --------------   ---------------
Allowance for Doubtful Accounts:
1998.................................................    $ 2,799,000      $  943,000       $ 1,544,000       $ 2,198,000
                                                       ===============   =============   ==============   ===============

1997.................................................    $ 2,153,000      $  831,000       $   185,000       $ 2,799,000
                                                       ===============   =============   ==============   ===============

1996.................................................    $ 2,160,000      $1,246,000       $ 1,253,000       $ 2,153,000
                                                       ===============   =============   ==============   ===============

--------------------

NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE, LESS RECOVERIES.