Form 10-Q
period 1998-09-30
FLEXSTEEL INDUSTRIES INC
filed 1998-11-12
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1998               Commission file number 0-5151


                           FLEXSTEEL INDUSTRIES, INC.


Incorporated in State of Minnesota          I.R.S. Identification No. 42-0442319








                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-7730








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].







Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 1998                 6,841,851
                                                            ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)


                                                                  September 30,     June 30,
                                                                      1998            1998
                                                                  ------------   ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...............................   $  6,470,156   $  5,464,261
      Investments .............................................     10,280,299      9,877,784
      Trade receivables - less allowance for doubtful accounts:
          September 30, 1998, $2,420,000;
          June 30, 1998, $2,198,000 ...........................     28,986,556     28,722,752
      Inventories .............................................     27,932,155     26,607,296
      Deferred income taxes ...................................      2,785,000      2,785,000
      Other ...................................................        821,291        632,730

                 Total current assets .........................     77,275,457     74,089,823
                                                                  ------------   ------------
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      September 30, 1998, $52,520,209;
      June 30, 1998, $51,333,347 ..............................     22,959,965     23,095,589
OTHER ASSETS ..................................................      7,242,044      7,487,729
                                                                  ------------   ------------

                         TOTAL ................................   $107,477,466   $104,673,141
                                                                  ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade ................................   $  6,110,737   $  5,792,708
      Accrued liabilities:
           Payroll and related items ..........................      4,785,635      5,448,032
           Insurance ..........................................      6,138,361      5,834,895
           Other accruals .....................................      5,929,123      4,515,177
      Industrial revenue bonds payable ........................      1,950,000      1,950,000
                                                                  ------------   ------------
                 Total current liabilities ....................     24,913,856     23,540,812
DEFERRED COMPENSATION .........................................      3,054,025      3,052,525
                                                                  ------------   ------------
           Total liabilities ..................................     27,967,881     26,593,337
                                                                  ------------   ------------
SHAREHOLDERS' EQUITY:
      CommonStock - $1 par value; authorized 15,000,000 shares;
            issued September 30, 1998, 6,841,851 shares;
            issued June 30, 1998, 6,794,730 shares ............      6,841,851      6,794,730
      Additional paid-in capital ..............................        490,963
      Retained earnings .......................................     71,424,163     70,450,282
      Unrealized investment gain ..............................        752,608        834,792
                                                                  ------------   ------------
                 Total shareholders' equity ...................     79,509,585     78,079,804
                                                                  ------------   ------------
                         TOTAL ................................   $107,477,466   $104,673,141
                                                                  ============   ============



                             See accompanying Notes.

---------------------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

STATEMENTS OF INCOME


                                                                            Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                         1998             1997
                                                                     -----------     ------------

NET SALES ........................................................   $ 60,053,381    $ 55,159,124
COST OF GOODS SOLD ...............................................     46,903,067      43,867,490
                                                                     ------------    ------------
GROSS MARGIN .....................................................     13,150,314      11,291,634
SELLING, GENERAL AND ADMINISTRATIVE ..............................     10,539,970       9,836,791
                                                                     ------------    ------------
OPERATING INCOME .................................................      2,610,344       1,454,843
                                                                     ------------    ------------
OTHER:
     Interest and other income ...................................        274,688         246,269
     Interest and other expense ..................................         80,129          86,262
                                                                     ------------    ------------
          Total ..................................................        194,559         160,007
                                                                     ------------    ------------
INCOME BEFORE INCOME TAXES .......................................      2,804,903       1,614,850
PROVISION FOR INCOME TAXES .......................................      1,010,000         585,000
                                                                     ------------    ------------
NET INCOME .......................................................   $  1,794,903    $  1,029,850
                                                                     ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       BASIC .....................................................      6,822,343       6,958,363
                                                                     ============    ============
       DILUTED ...................................................      6,884,688       7,012,450
                                                                     ============    ============
EARNINGS PER SHARE OF COMMON STOCK:
       BASIC .....................................................   $       0.26    $       0.15
                                                                     ============    ============
       DILUTED ...................................................   $       0.26    $       0.15
                                                                     ============    ============


STATEMENTS OF COMPREHENSIVE INCOME

                                                                           Three Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                         1998             1997
                                                                     -----------     ------------

NET INCOME .......................................................   $  1,794,903    $  1,029,850
                                                                     ------------    ------------
OTHER COMPREHENSIVE INCOME BEFORE TAX:
     Unrealized (losses) gains on securities arising during period       (126,437)        200,500
INCOME TAX BENEFIT (EXPENSE):
Income tax benefit (expense) related to securities gains (losses)
    arising during period ........................................         45,517         (70,175)
                                                                     ------------    ------------
OTHER COMPREHENSIVE INCOME, NET OF TAX ...........................        (80,920)        130,325
                                                                     ------------    ------------
COMPREHENSIVE INCOME .............................................   $  1,713,983    $  1,160,175
                                                                     ============    ============





                             See accompanying Notes.

-------------------------------------------------------------------------------------------------


FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                        Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1998           1997
                                                   -----------    -----------

OPERATING ACTIVITIES:

Net Income .....................................   $ 1,794,903    $ 1,029,850
Adjustments to reconcile net income to net cash
    provided by operating activities ...........     1,138,066      1,249,433
                                                   -----------    -----------
Net cash provided by operating activities ......     2,932,969      2,279,283
                                                   -----------    -----------

INVESTING ACTIVITIES:

       Purchases of  investments ...............    (1,951,478)      (340,186)
       Proceeds from sales of investments ......     1,466,778        346,805
       Proceeds from sales of capital assets ...        12,228         22,700
       Capital expenditures ....................    (1,175,003)     1,510,429)
                                                   -----------    -----------
Net cash used in investing activities ..........    (1,647,475)     1,481,110)
                                                   -----------    -----------

FINANCING ACTIVITIES:

       Payment of dividends ....................      (817,683)      (832,257)
       Proceeds from issuance of common stock ..       538,084        364,873
                                                   -----------    -----------
Net cash used in financing activities ..........      (279,599)      (467,384)
                                                   -----------    -----------

Increase in cash and cash equivalents ..........     1,005,895        330,789
Cash and cash equivalents at beginning of year .     5,464,261      4,445,327
                                                   -----------    -----------
Cash and cash equivalents at end of period .....   $ 6,470,156    $ 4,776,116
                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ..................................   $    19,000    $    24,000
     Income taxes ..............................   $   181,000    $   344,000


                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES (UNAUDITED)

1. The accompanying financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1998. The statements include all adjustments (comprising only normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the year ending June 30, 1999.

2.      The inventories are categorized as follows:

                                                      September 30,   June 30,
                                                          1998          1998
                                                      -----------  ------------

        Raw materials .............................   $13,233,409   $13,538,911
        Work in process and finished parts ........     7,825,643     7,227,558
        Finished goods ............................     6,873,103     5,840,827
                                                      -----------   -----------

          Total....................................   $27,932,155   $26,607,296
                                                      ===========   ===========


3. In 1997, the Financial Accounting Standards board issued Statement No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 replaced the calculation of primary and fully dilated earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

                                                    Three Months Ended
                                                      September 30,
                                               -------------------------
                                                   1998          1997
                                               ----------    -----------

Basic Earnings Per Share:
Income available to common shareowners ....   $ 1,794,903    $ 1,029,850
Weighted average shares outstanding .......     6,822,343      6,958,363
                                              -----------    -----------
Earnings Per Share - Basic ................          0.26           0.15
                                              ===========    ===========
Diluted Earnings Per Share:
Income available to common shareowners ....   $ 1,794,903    $ 1,029,850
                                              -----------    -----------
Weighted average shares outstanding .......     6,822,343      6,958,363
Dilutive shares issuable in connection with
    stock option plans ....................       417,995        334,520
Less shares purchasable with proceeds .....      (355,650)      (280,433)
                                              -----------    -----------
Total Shares ..............................     6,884,688      7,012,450
                                              -----------    -----------
Earnings Per Share - Diluted ..............   $      0.26    $      0.15
                                              ===========    ===========

4. RECLASSIFICATIONS - certain prior year amounts have been reclassified to conform to the 1998 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF EARNINGS

Results of Operations:

Three months ended September 30, 1998 compared to three months ended September 30, 1997.

   The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the first quarters ended September 30, 1998 and 1997. Amounts presented are percentages of the Company's net sales.

                                                   First Quarters Ended
                                                      September 30,
                                                  ---------------------
                                                   1998          1997
                                                  ------       --------

Net Sales......................................   100.0%         100.0%
Cost of Goods Sold.............................    78.1           79.5
                                                  ------        ------
Gross Margin...................................    21.9           20.5
Selling, General and Administrative Expense....    17.6           17.8
                                                  ------        ------
Operating Income...............................     4.3            2.7
Other Income, Net..............................     0.4            0.3
                                                  ------        ------
Income Before Income Taxes.....................     4.7            3.0
Income Tax Expense.............................     1.7            1.1
                                                  ------        ------
Net Income.....................................     3.0%           1.9%
                                                  ======        ======


Net sales for the quarter ended September 30, 1998 increased by $4,894,000 or 9% compared to the prior year quarter. Residential sales volume increased $3,583,000 or 11%. Recreational vehicle seating sales increased $1,247,000 or 7%. Commercial seating volume increased $64,000 or 1%.

Gross margin increased $1,858,680 to $13,150,314 or 21.9% of sales, in the current year, from $11,291,634 or 20.5% in the prior year. The gross margin increase was due primarily to improved utilization of available production capacity.

Selling, general and administrative expenses as a percentage of sales were 17.6% and 17.8% for the current year and prior year, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

The above factors resulted in current fiscal year earnings of $1,794,903 or $.26 per share (basic) compared to $1,029,850 or $.15 per share (basic) in the prior year, a net increase of $765,053 or $.11 per share.

Liquidity and Capital Resources:

Working capital at September 30, 1998 is $52,362,000 which includes cash, cash equivalents and investments of $16,750,000. Working capital increased by $1,813,000 from the June 30, 1998 amount.

Net cash provided by operating activities was $2,933,000 during the first three months of fiscal year 1999 versus $2,279,000 in first three months of fiscal year 1998. The increase in net cash provided by operating activities was primarily the result of the increase in net income.

Capital expenditures were $1,175,000 during the first three months of fiscal 1999 compared to $1,510,000 in the first quarter of fiscal 1998. The current year expenditures were incurred primarily for manufacturing equipment and the expansion of our Dublin, Georgia facility. During the next nine months approximately $6,300,000 will be spent on manufacturing equipment, delivery equipment, and the expansion project in Georgia. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

On November 4, 1998 the Company announced a plan to repurchase up to 700,000 shares, or slightly more than 10% of the Company's outstanding common stock. The Company will make the purchases, from time to time, in the open market as the Company deems appropriate.

Year 2000 Issue - The Company has been modifying its computer information systems to ensure the proper processing of transactions relating to the year 2000 and beyond. The Company has also reviewed its computer-dependent manufacturing activities and necessary hardware and software changes are being made. The Company expects its year 2000 conversion projects to be completed by June 30, 1999. The conversion costs are not expected to be material to the financial statements and will be accomplished using existing employees. The Company is communicating with major suppliers to emphasize that operations must continue without interruption through January 1, 2000. However, there can be no assurances that systems of other companies, on which the Company's systems rely, will be converted in a timely manner or that any failure to convert by another company would not have an adverse effect on the Company's system.


CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE
   PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to goals and expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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


                                                    FLEXSTEEL INDUSTRIES, INC.

Date:  November 5, 1998                        By:  /S/ R. J. KLOSTERMAN
       ----------------                             --------------------
                                                    R.J. Klosterman
                                                    Financial Vice President &
                                                    Principal Financial Officer