Form 10-Q
period 1998-12-31
FLEXSTEEL INDUSTRIES INC
filed 1999-02-16
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



        For Quarter Ended December 31, 1998 Commission file number 0-5151


                           FLEXSTEEL INDUSTRIES, INC.


     Incorporated in State of Minnesota I.R.S. Identification No. 42-0442319








                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-7730








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .







Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 1998                             6,827,017
                                                                       ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                                               December 31,       June 30,
                                                                                                   1998             1998
                                                                                               ------------     ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ..........................................................     $  5,554,715     $  5,464,261
      Investments ........................................................................       10,374,470        9,877,784
      Trade receivables - less allowance for doubtful accounts:
          December 31, 1998, $2,460,000;
          June 30, 1998, $2,198,000 ......................................................       26,364,745       28,722,752
      Inventories ........................................................................       29,332,585       26,607,296
      Deferred income taxes ..............................................................        2,785,000        2,785,000
      Other ..............................................................................          711,135          632,730
                                                                                               ------------     ------------
                             Total current assets ........................................       75,122,650       74,089,823
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      December 31, 1998, $53,497,753;
      June 30, 1998, $51,333,347 .........................................................       24,553,929       23,095,589
OTHER ASSETS .............................................................................        7,542,374        7,487,729
                                                                                               ------------     ------------
                                    TOTAL ................................................     $107,218,953     $104,673,141
                                                                                               ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade ...........................................................     $  6,295,573     $  5,792,708
      Accrued liabilities:
           Payroll and related items .....................................................        3,783,663        5,448,032
           Insurance .....................................................................        5,152,156        5,834,895
           Other accruals ................................................................        6,026,101        4,515,177
      Industrial revenue bonds payable ...................................................        1,950,000        1,950,000
                                                                                               ------------     ------------
                            Total current liabilities ....................................       23,207,493       23,540,812
DEFERRED COMPENSATION ....................................................................        3,077,625        3,052,525
                                                                                               ------------     ------------
           Total liabilities .............................................................       26,285,118       26,593,337
                                                                                               ------------     ------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            issued December 31, 1998, 6,827,017 shares;
            issued June 30, 1998, 6,794,730 shares .......................................        6,827,017        6,794,730
      Additional paid-in capital .........................................................          317,341
      Retained earnings ..................................................................       72,801,069       70,450,282
      Unrealized investment gain .........................................................          988,408          834,792
                                                                                               ------------     ------------
                            Total shareholders' equity ...................................       80,933,835       78,079,804
                                                                                               ------------     ------------
                                      TOTAL ..............................................     $107,218,953     $104,673,141
                                                                                               ============     ============

                 See accompanying Notes to Financial Statements

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)


STATEMENTS OF INCOME
                                             Three Months Ended                 Six Months Ended
                                                December 31,                       December 31,
                                        -----------------------------     -----------------------------
                                             1998             1997             1998            1997
                                        ------------     ------------     ------------     ------------
NET SALES .........................     $ 62,575,129     $ 56,260,249     $122,628,510     $111,419,373
COST OF GOODS SOLD ................       48,435,226       44,312,905       95,338,293       88,180,395
                                        ------------     ------------     ------------     ------------
GROSS MARGIN ......................       14,139,903       11,947,344       27,290,217       23,238,978

SELLING, GENERAL AND ADMINISTRATIVE       10,890,191       10,064,132       21,430,161       19,900,923
                                        ------------     ------------     ------------     ------------
OPERATING INCOME ..................        3,249,712        1,883,212        5,860,056        3,338,055
                                        ------------     ------------     ------------     ------------
OTHER:
     Interest and other income ....          301,818        1,094,140          576,506        1,340,409
     Interest and other expense ...           79,782           87,297          159,911          173,559
                                        ------------     ------------     ------------     ------------
          Total ...................          222,036        1,006,843          416,595        1,166,850
                                        ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES ........        3,471,748        2,890,055        6,276,651        4,504,905
PROVISION FOR INCOME TAXES ........        1,275,000          790,000        2,285,000        1,375,000
                                        ------------     ------------     ------------     ------------
NET INCOME ........................     $  2,196,748     $  2,100,055     $  3,991,651     $  3,129,905
                                        ============     ============     ============     ============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ......................        6,841,514        6,956,174        6,831,929        6,957,269
                                        ============     ============     ============     ============
       DILUTED ....................        6,915,103        7,024,263        6,899,896        7,018,357
                                        ============     ============     ============     ============
EARNINGS PER SHARE OF COMMON
  STOCK:
        BASIC .....................     $       0.32     $       0.30     $       0.58     $       0.45
                                        ============     ============     ============     ============
        DILUTED ...................     $       0.32     $       0.30     $       0.58     $       0.45
                                        ============     ============     ============     ============

STATEMENTS OF COMPREHENSIVE INCOME
                                             Three Months Ended                 Six Months Ended
                                                December 31,                       December 31,
                                        -----------------------------     -----------------------------
                                             1998             1997             1998            1997
                                        ------------     ------------     ------------     ------------

NET INCOME ........................     $  2,196,748     $  2,100,005        3,991,651        3,129,905
                                        ------------     ------------     ------------     ------------
OTHER COMPREHENSIVE INCOME
  BEFORE TAX:
     Unrealized gains on securities
          arising during period ...          363,556          218,000          237,119          418,500
     Less: reclassification adjustment for
          gains (losses) included in net
          income ..................            4,844          (95,000)           4,844          (95,000)
                                        ------------     ------------     ------------     ------------
     Other comprehensive income,
          before tax ..............          368,400          123,000          241,963          323,500
                                        ------------     ------------     ------------     ------------
INCOME TAX BENEFIT (EXPENSE):
Income tax expense related to securities
     gains arising during period ..         (130,880)         (76,300)         (85,363)        (146,475)
Income tax benefit related to securities
     reclassification adjustment ..           (1,744)          33,250           (1,744)          33,250
                                        ------------     ------------     ------------     ------------
Income tax benefit (expense) related to
     other comprehensive income ...         (132,624)         (43,050)         (87,107)        (113,225)
                                        ------------     ------------     ------------     ------------
OTHER COMPREHENSIVE
     INCOME, NET OF TAX ...........          235,776           79,950          154,856          210,275
                                        ------------     ------------     ------------     ------------
COMPREHENSIVE INCOME ..............     $  2,432,524     $  2,179,955        4,146,507        3,340,180
                                        ============     ============     ============     ============


                 See accompanying Notes to Financial Statements.

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                            Six Months Ended
                                                              December 31,
                                                     ----------------------------
                                                         1998             1997
                                                     -----------      -----------

OPERATING ACTIVITIES:
Net Income .....................................     $ 3,991,651      $ 3,129,905
Adjustments to reconcile net income to net cash
    provided by operating activities ...........       1,775,047        2,459,842
                                                     -----------      -----------
Net cash provided by operating activities ......       5,766,698        5,589,747
                                                     -----------      -----------

INVESTING ACTIVITIES:

       Purchases of  investments ...............      (2,297,528)      (3,495,933)
       Proceeds from sales of investments ......       1,954,458          846,805
       Proceeds from sales of capital assets ...          36,328          162,056
       Capital expenditures ....................      (4,080,043)      (1,810,420)
                                                     -----------      -----------
Net cash used in investing activities ..........      (4,386,785)      (4,297,492)
                                                     -----------      -----------

FINANCING ACTIVITIES:

       Payment of dividends ....................      (1,639,087)      (1,668,229)
       Proceeds from issuance of common stock ..         549,253          364,873
       Repurchase of common stock ..............        (199,625)         (38,250)
                                                     -----------      -----------
Net cash used in financing activities ..........      (1,289,459)      (1,341,606)
                                                     -----------      -----------

Increase (decrease) in cash and cash equivalents          90,454          (49,351)
Cash and cash equivalents at beginning of year .       5,464,261        4,445,327
                                                     -----------      -----------
Cash and cash equivalents at end of period .....     $ 5,554,715      $ 4,395,976
                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ..................................     $    37,000      $    48,000
     Income taxes ..............................     $ 2,723,000      $ 2,564,000


                 See accompanying Notes to Financial Statements.

FLEXSTEEL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1998. The statements include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the six month period ended December 31, 1998 are not necessarily indicative of the results which may be expected for the year ending June 30, 1999.

2. The inventories are categorized as follows:

                                                December 31,     June 30,
                                                   1998            1998
                                                -----------     -----------

         Raw materials ....................     $14,591,115     $13,538,911
         Work in process and finished parts       8,203,252       7,227,558
         Finished goods ...................       6,538,218       5,840,827
                                                -----------     -----------
                              Total .......     $29,332,585     $26,607,296
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

                                            Three Months Ending             Six Months Ending
                                               December 31,                     December 31,
                                      ----------------------------      ----------------------------
                                          1998             1997            1998              1997
                                      -----------      -----------      -----------      -----------
Basic Earnings Per Share:
Income available to common
     shareholders ...............     $ 2,196,748      $ 2,100,055        3,991,651      $ 3,129,905
Weighted average shares
     outstanding ................       6,841,514        6,956,174        6,831,929        6,957,269
                                      -----------      -----------      -----------      -----------
Earnings Per Share - Basic ......            0.32             0.30             0.58             0.45
                                      ===========      ===========      ===========      ===========
Diluted Earnings Per Share:
Income available to common
     shareholders ...............     $ 2,196,748      $ 2,100,055      $ 3,991,651      $ 3,129,905
                                      -----------      -----------      -----------      -----------
Weighted average shares
     outstanding ................       6,841,514        6,956,174        6,831,929        6,957,269
Dilutive shares issuable in
     connection with stock option
     plans ......................         504,445          431,295          461,220          382,908
Less shares purchasable with
     proceeds ...................        (430,856)        (363,206)        (393,253)        (321,820)
                                      -----------      -----------      -----------      -----------
Total Shares ....................       6,915,103        7,024,263        6,899,896        7,018,357
                                      -----------      -----------      ===========      ===========
Earnings Per Share - Diluted ....     $      0.32      $      0.30      $      0.58      $      0.45
                                      ===========      ===========      ===========      ===========


4. RECLASSIFICATIONS - certain prior year amounts have been reclassified to conform to the 1998 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF
   EARNINGS

Results of Operations:

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the second quarter and six month ended December 31, 1998 and 1997. Amounts presented are percentages of the Company's net sales.

                                    Second Quarter Ended    Six Month Ending
                                        December 31,           December 31,
                                      ----------------      -----------------
                                      1998       1997       1998       1997
                                      -----      -----      -----      -----
Net Sales .......................     100.0%     100.0%     100.0%     100.0%
Cost of goods sold ..............      77.4%      78.8%      77.7%      79.1%
                                      -----      -----      -----      -----
Gross margin ....................      22.6%      21.2%      22.3%      20.9%
Selling, general & administrative
     expense ....................      17.4%      17.9%      17.5%      17.9%
                                      -----      -----      -----      -----
Operating income ................       5.2%       3.3%       4.8%       3.0%
Other income, net ...............       0.4%       1.7%       0.4%       1.0%
                                      -----      -----      -----      -----
Income before income taxes ......       5.6%       5.0%       5.2%       4.0%
Income tax expense ..............       2.0%       1.4%       1.9%       1.2%
                                      -----      -----      -----      -----
Net income ......................       3.6%       3.6%       3.3%       2.8%
                                      =====      =====      =====      =====

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended December 31, 1998, increased by $6,315,000 or 11.2% compared to the prior year quarter. Residential sales volume increased $2,750,000 or 8%. Recreational vehicle seating sales increased $2,188,000 or 12.9%. Commercial seating volume increased $1,377,000 or 26.6%.

Gross margin increased $2,192,559 to $14,139,903 or 22.6% of sales, in the current year, from $11,947,344 or 21.2% in the prior year. The gross margin percentage increase was due primarily to improved utilization of available production capacity.

Selling, general and administrative expenses as a percentage of sales were 17.4% and 17.9% for the current quarter and comparable prior year quarter, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

The prior year quarter ended December 31, 1997 included non-taxable other income of $720,000, or $0.10 per share, from life insurance proceeds which resulted in higher net other income, as well as, a lower effective tax rate.

The above factors resulted in current quarter earnings of $2,196,748 or $0.32 per share (diluted) compared to $2,100,055 or $0.30 per share (diluted) in the comparable prior year quarter, a net increase of $96,693 or $0.02 per share. Excluding the life insurance proceeds reported in the prior year, net earnings for the quarter ended December 31, 1998, improved $0.12 per share over the prior year quarter.

RESULTS OF OPERATIONS FOR THE LAST SIX MONTHS - Net sales for the six-months ended December 31, 1998, increased by $11,209,000 or 10.1% compared to the prior year six-month period. Residential sales volume increased $6,332,000 or 9.6%. Recreational vehicle seating sales increased $3,434,000 or 9.7%. Commercial seating volume increased $1,443,000 or 14.1%.

Gross margin increased $4,051,239 to $27,290,217 or 22.3% of sales, in the current year, from $23,238,978 or 20.9% in the prior year. The gross margin percentage increase was due primarily to improved utilization of available production capacity.

Selling, general and administrative expenses as a percentage of sales were 17.5% and 17.9% for the current year and prior year, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

The prior year six-months ended December 31, 1997 included non-taxable other income of $720,000, or $0.10 per share, from life insurance proceeds which resulted in higher net other income, as well as, a lower effective tax rate.

The above factors resulted in current fiscal year earnings of $3,991,651 or $0.58 per share (diluted) compared to $3,129,905 or $0.45 per share (diluted) in the prior year, a net increase of $861,746 or $0.13 per share. Excluding the life insurance proceeds reported in the prior year, net earnings for the six-months ended December 31, 1998, improved $0.23 per share or 64% over the prior year six-month period.

Liquidity and Capital Resources:

Working capital at December 31, 1998 is $51,915,000 which includes cash, cash equivalents and investments of $15,929,000. Working capital increased by $1,366,000 from the June 30, 1998 amount. Net cash provided by operating activities was $5,767,000 during the first six months of fiscal year 1999 versus $5,590,000 in the first six months of fiscal year 1998.

Capital expenditures were $4,080,000 and $1,080,000 during the first six months of fiscal 1999 and 1998, respectively. The current year expenditures were incurred primarily for manufacturing and delivery equipment and the expansion of our Dublin, Georgia facility. During the next six months approximately $4,000,000 will be spent on manufacturing equipment and facility additions including completion of the expansion project in Georgia. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

On November 4, 1998 the Company announced a plan to repurchase up to 700,000 shares, or slightly more than 10% of the Company's outstanding common stock. The Company will make the purchases, from time to time, in the open market as the Company deems appropriate. Under this authorization, 41,000 shares of common stock have been repurchased to date.

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


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 15, 1998, Proposals one and two set forth in the Board of Directors' definitive Proxy Statement dated November 13, 1998, were approved and adopted by the stockholders. Proposals one and two, respectively, received votes as follows:

Proposal 1 (Election of Directors): Edward J. Monaghan: For 5,216,810, Withheld 10,415, Abstentions and Broker Non-votes 1,617,806. Jeffrey T. Bertsch: For 5,217,065, Withheld 10,160, Abstentions and Broker Non-votes 1,617,806. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Thomas E. Holloran, L. Bruce Boylen, John R. Easter, James R. Richardson and Patrick M. Crahan.

Proposal 2 (Appointment of Deloitte & Touche, LLP as Independent Auditors): For:
5,465,842, Against: 14,368, and Abstain: 3,615.

Item 6. Exhibits and Reports on Form 8-K

The registrant filed on January 4, 1999, a report on Form 8-K which reported that John R. Easter was elected Chairman of the Board when Jack B. Crahan, standing Chairman of the Board, declined to stand for re-election to the Board of Directors. Long-time board member Art D. Richardson retired, and Marvin M. Stern was appointed to the registrant's Board of Directors.

The registrant has amended Article V Section 2 of its Bylaws. The Bylaws as amended are attached hereto as Exhibit A.



                                                FLEXSTEEL INDUSTRIES, INC.

Date:   February 12, 1999                       By:  /s/ R. J. Klosterman
        -----------------                            --------------------
                                                     R.J. Klosterman
                                                     Financial Vice President &
                                                     Principal Financial Officer