Form 10-Q
period 1999-03-31
FLEXSTEEL INDUSTRIES INC
filed 1999-05-07
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1999             Commission file number 0-5151


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






Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 1999                           6,705,443
                                                                  ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                          March 31,         June 30,
                                                                            1999              1998
                                                                       --------------    --------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...................................    $    4,795,074    $    5,464,261
      Investments .................................................         8,931,214         9,877,784
      Trade receivables - less allowance for doubtful accounts:
          March 31, 1999, $2,580,000;
          June 30, 1998, $2,198,000 ...............................        33,544,594        28,722,752
      Inventories .................................................        27,339,112        26,607,296
      Deferred income taxes .......................................         2,785,000         2,785,000
      Other .......................................................           448,429           632,730
                                                                       --------------    --------------
                             Total current assets .................        77,843,423        74,089,823
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      March 31, 1999, $52,549,174;
      June 30, 1998, $51,333,347 ..................................        25,402,837        23,095,589
OTHER ASSETS ......................................................         7,912,129         7,487,729
                                                                       --------------    --------------
                                    TOTAL .........................    $  111,158,389    $  104,673,141
                                                                       ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade ....................................    $    5,937,917         5,792,708
      Accrued liabilities:
           Payroll and related items ..............................         6,600,080         5,448,032
           Insurance ..............................................         5,405,301         5,834,895
           Other accruals .........................................         7,053,583         4,515,177
      Industrial revenue bonds payable ............................         1,625,000         1,950,000
                                                                       --------------    --------------
                            Total current liabilities .............        26,621,881        23,540,812
DEFERRED COMPENSATION .............................................         3,031,025         3,052,525
                                                                       --------------    --------------
           Total liabilities ......................................        29,652,906        26,593,337
                                                                       --------------    --------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            issued March 31, 1999, 6,705,443 shares;
            issued June 30, 1998, 6,794,730 shares ................         6,705,443         6,794,730
      Retained earnings ...........................................        73,750,962        70,450,282
      Unrealized investment gain ..................................         1,049,078           834,792
                                                                       --------------    --------------
                            Total shareholders' equity ............        81,505,483        78,079,804
                                                                       --------------    --------------
                                      TOTAL .......................    $  111,158,389    $  104,673,141
                                                                       ==============    ==============


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

STATEMENTS OF INCOME

                                                        Three Months Ended              Nine Months Ended
                                                             March 31,                      March 31,
                                                  -----------------------------   -----------------------------
                                                       1999            1998            1999           1998
                                                  -------------   -------------   -------------   -------------
NET SALES ......................................  $  68,614,563   $  62,089,586   $ 191,243,073   $ 173,508,959
COST OF GOODS SOLD .............................     52,871,455      48,316,681     148,209,748     136,497,076
                                                  -------------   -------------   -------------   -------------
GROSS MARGIN ...................................     15,743,108      13,772,905      43,033,325      37,011,883
SELLING, GENERAL AND
ADMINISTRATIVE .................................     11,546,542      10,676,560      32,976,703      30,577,483
                                                  -------------   -------------   -------------   -------------
OPERATING INCOME ...............................      4,196,566       3,096,345      10,056,622       6,434,400
                                                  -------------   -------------   -------------   -------------
OTHER:
     Interest and other income .................        319,922         294,107         896,428       1,634,516
     Interest and other expense ................         71,835          84,382         231,746         257,941
                                                  -------------   -------------   -------------   -------------
          Total ................................        248,087         209,725         664,682       1,376,575
                                                  -------------   -------------   -------------   -------------
INCOME BEFORE INCOME TAXES .....................      4,444,653       3,306,070      10,721,304       7,810,975
PROVISION FOR INCOME TAXES .....................      1,615,000       1,200,000       3,900,000       2,575,000
                                                  -------------   -------------   -------------   -------------
NET INCOME .....................................  $   2,829,653   $   2,106,070   $   6,821,304   $   5,235,975
                                                  =============   =============   =============   =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ...................................      6,775,826       6,958,932       6,813,228       6,957,823
                                                  =============   =============   =============   =============
       DILUTED .................................      6,856,625       7,035,406       6,885,472       7,024,040
                                                  =============   =============   =============   =============
EARNINGS PER SHARE OF COMMON
  STOCK:
       BASIC ...................................  $        0.42   $        0.30   $        1.00   $        0.75
                                                  =============   =============   =============   =============
       DILUTED .................................  $        0.41   $        0.30   $        0.99   $        0.75
                                                  =============   =============   =============   =============

STATEMENTS OF COMPREHENSIVE INCOME

                                                        Three Months Ending            Nine Months Ending
                                                             March 31,                      March 31,
                                                  -----------------------------   -----------------------------
                                                       1999            1998            1999           1998
                                                  -------------   -------------   -------------   -------------
NET INCOME .....................................  $   2,829,653   $   2,106,070       6,821,304       5,235,975
                                                  -------------   -------------   -------------   -------------
OTHER COMPREHENSIVE INCOME
  BEFORE TAX:
     Unrealized gains on securities
          arising during period ................         49,800         361,097         286,919         779,597
     Less: reclassification adjustment for
          gains (losses) included in net
          income ...............................         45,000         (35,026)         49,844        (130,026)
                                                  -------------   -------------   -------------   -------------
     Other comprehensive income,
          before tax ...........................         94,800         326,071         336,763         649,571
                                                  -------------   -------------   -------------   -------------
INCOME TAX BENEFIT (EXPENSE):
Income tax expense related to securities
     gains arising during period ...............        (17,928)       (126,384)       (103,291)       (272,859)
Income tax benefit (expense) related to
     securities reclassification
     adjustment ................................        (16,200)         12,259         (17,944)         45,509
                                                  -------------   -------------   -------------   -------------
Income tax expense related to
     other comprehensive income ................        (34,128)       (114,125)       (121,235)       (227,350)
                                                  -------------   -------------   -------------   -------------
OTHER COMPREHENSIVE
     INCOME, NET OF TAX ........................         60,672         211,946         215,528         422,221
                                                  -------------   -------------   -------------   -------------
COMPREHENSIVE INCOME ...........................  $   2,890,325   $   2,318,016       7,036,832       5,658,196
                                                  =============   =============   =============   =============

                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                               Nine Months Ended
                                                                   March 31,
                                                        -------------------------------
                                                             1999              1998
                                                        -------------     -------------
OPERATING ACTIVITIES:

Net Income .........................................    $   6,821,304     $   5,235,975

Adjustments to reconcile net income to net cash
    provided by operating activities ...............        1,527,280         2,398,176
                                                        -------------     -------------
Net cash provided by operating activities ..........        8,348,584         7,634,151
                                                        -------------     -------------

INVESTING ACTIVITIES:

       Purchases of  investments ...................       (3,618,759)       (4,888,695)
       Proceeds from sales of investments ..........        4,779,615           856,155
       Proceeds from sales of capital assets .......           61,128           178,137
       Capital expenditures ........................       (6,294,669)       (2,184,032)
                                                        -------------     -------------
Net cash used in investing activities ..............       (5,072,685)       (6,038,435)
                                                        -------------     -------------

FINANCING ACTIVITIES:

       Repayment of long-term debt .................         (325,000)          (35,000)
       Payment of dividends ........................       (2,459,832)       (2,503,818)
       Proceeds from issuance of common stock ......          565,602           470,577
       Repurchase of common stock ..................       (1,725,856)          (38,250)
                                                        -------------     -------------
Net cash used in financing activities ..............       (3,945,086)       (2,106,491)
                                                        -------------     -------------

Decrease in cash and cash equivalents ..............         (669,187)         (591,775)
Cash and cash equivalents at beginning of year .....        5,464,261         4,445,327
                                                        -------------     -------------
Cash and cash equivalents at end of period .........    $   4,795,074     $   3,934,552
                                                        =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ......................................    $      59,000     $      70,000
     Income taxes ..................................    $   4,110,000     $   3,185,000


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying financial statements, which are unaudited, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, which is consistent with that followed in the financial statements for the year ended June 30, 1998. The statements include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position and results of operations and cash flows, prepared on a summary basis, as of such dates and for the stated dates then ended. The results of operations for the nine month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the year ending June 30, 1999.

2.    The inventories are categorized as follows:

                                                                    March 31,         June 30,
                                                                      1999              1998
                                                                 -------------     -------------
Raw materials ..............................................     $  13,465,485     $  13,538,911
Work in process and finished parts .........................         6,957,320         7,227,558
Finished goods .............................................         6,916,307         5,840,827
                                                                 -------------     -------------
                     Total .................................     $  27,339,112     $  26,607,296
                                                                 =============     =============

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

                                                Three Months Ending                 Nine Months Ending
                                                      March 31,                          March 31,
                                          -------------------------------     -------------------------------
                                               1999              1998              1999              1998
                                          -------------     -------------     -------------     -------------
Basic Earnings Per Share:
Income available to common
     shareholders ....................    $   2,829,653     $   2,106,070     $   6,821,304     $   5,235,975
Weighted average shares
     outstanding .....................        6,775,826         6,958,932         6,813,228         6,957,823
                                          -------------     -------------     -------------     -------------
Earnings Per Share - Basic ...........    $        0.42     $        0.30     $        1.00     $        0.75
                                          =============     =============     =============     =============
Diluted Earnings Per Share:
Income available to common
     shareholders ....................    $   2,829,653     $   2,106,070     $   6,821,304     $   5,235,975
                                          -------------     -------------     -------------     -------------
Weighted average shares
     outstanding .....................        6,775,826         6,958,932         6,813,228         6,957,823
Dilutive shares issuable in
     connection with stock option
     plans ...........................          513,445           425,295           478,628           397,037
Less shares purchasable with
     proceeds ........................         (432,646)         (348,821)         (406,384)         (330,820)
                                          -------------     -------------     -------------     -------------
Total Shares .........................        6,856,625         7,035,406         6,885,472         7,024,040
                                          =============     =============     =============     =============
Earnings Per Share - Diluted .........    $        0.41     $        0.30     $        0.99     $        0.75
                                          =============     =============     =============     =============

4. RECLASSIFICATIONS - certain prior year amounts have been reclassified to conform to the 1999 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF INCOME

Results of Operations:

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the third quarters and nine month ended March 31, 1999 and 1998. Amounts presented are percentages of the Company's net sales.

                                               Third Quarter Ended            Nine Month Ending
                                                    March 31,                      March 31,
                                            -------------------------     -------------------------
                                               1999           1998           1999           1998
                                            ----------     ----------     ----------     ----------
Net Sales ..............................         100.0%         100.0%         100.0%         100.0%
Cost of goods sold .....................          77.1%          77.8%          77.5%          78.7%
                                            ----------     ----------     ----------     ----------
Gross margin ...........................          22.9%          22.2%          22.5%          21.3%
Selling, general & administrative
     expense ...........................          16.8%          17.2%          17.2%          17.6%
                                            ----------     ----------     ----------     ----------
Operating income .......................           6.1%           5.0%           5.3%           3.7%
Other income, net ......................           0.4%           0.3%           0.3%           0.8%
                                            ----------     ----------     ----------     ----------
Income before income taxes .............           6.5%           5.3%           5.6%           4.5%
Income tax expense .....................           2.4%           1.9%           2.0%           1.5%
                                            ==========     ==========     ==========     ==========
Net income .............................           4.1%           3.4%           3.6%           3.0%
                                            ==========     ==========     ==========     ==========

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended March 31, 1999 increased by $6,525,000 or 10.5% compared to the prior year quarter. Residential sales volume increased $3,627,000 or 9.8%. Recreational vehicle seating sales increased $3,540,000 or 18.2%. Commercial seating volume decreased $642,000 or 11.4%.

Gross margin increased $1,970,203 to $15,743,108 or 22.9% of net sales, in the current year, from $13,772,905 or 22.2% in the prior year. The gross margin percentage increase was due primarily to improved utilization of available production capacity.

Selling, general and administrative expenses as a percentage of net sales were 16.8% and 17.2% for the current year and prior year, respectively. The cost percentage decrease was due to absorption of fixed costs.

The above factors resulted in current quarter net income of $2,829,653 or $0.41 per share (diluted) compared to $2,106,070 or $0.30 per share (diluted) in the prior year, a net increase of $723,583 or $0.11 per share.

RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Net sales for the nine-months ended March 31, 1999 increased by $17,734,000 or 10.2% compared to the prior year nine-month period. Residential sales volume increased $9,960,000 or 9.7%. Recreational vehicle seating sales increased $6,978,000 or 12.7%. Commercial seating volume increased $796,000 or 5.0%.

Gross margin increased $6,021,442 to $43,033,325 or 22.5% of net sales, in the current year, from $37,011,883 or 21.3% in the prior year. The gross margin percentage increase was due primarily to improved utilization of available production capacity.

Selling, general and administrative expenses as a percentage of net sales were 17.2% and 17.6% for the current year and prior year, respectively. The cost percentage decrease was due to absorption of fixed costs.

The nine months ended March 31, 1998 included non-taxable other income of $720,000, or $0.10 per share, from life insurance proceeds which resulted in higher net other income, as well as, a lower effective tax rate.

The above factors resulted in current fiscal year net income of $6,821,304 or $0.99 per share (diluted) compared to $5,235,975 or $0.75 per share (diluted) in the prior year, a net increase of $1,585,329 or $0.24 per share. Excluding the life insurance proceeds reported in the prior year, net earnings for the nine-months ended March 31, 1999, improved $0.34 per share (diluted) or 52% over the prior year nine-month period.

Liquidity and Capital Resources:

Working capital at March 31, 1999 is $51,222,000 which includes cash, cash equivalents and investments of $13,726,000. Working capital increased by $673,000 from the June 30, 1998 amount. Net cash provided by operating activities was $8,349,000 during the first nine months of fiscal year 1999 versus $7,634,000 in the first nine months of fiscal year 1998.

Capital expenditures were $6,295,000 and $2,184,000 during the first nine months of fiscal 1999 and 1998, respectively. The current year expenditures were incurred primarily for manufacturing and delivery equipment and the expansion of our Dublin, Georgia facility. During the next three months approximately $2,700,000 will be spent on manufacturing equipment and facility additions including completion of the expansion project in Georgia. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

On November 4, 1998 the Company approved a plan to repurchase up to 700,000 shares, or slightly more than 10% of the Company's outstanding common stock. The Company will make purchases, from time to time, in the open market as the Company deems appropriate. Under this authorization, 138,850 shares of common stock have been repurchased to date.

Year 2000 Issue - The Company has been modifying its computer information systems relating to the year 2000 and beyond. The Company has also reviewed its computer-dependent manufacturing activities and changes are being made. The Company expects its year 2000 conversion projects to be completed by June 30, 1999. The conversion costs are not expected to be material to the financial statements, and will be accomplished using existing employees. The Company is communicating with major suppliers to emphasize our expectation that operations must continue without interruption after January 1, 2000. However, there can be no assurances that systems of other companies, on which the Company's systems rely, will be converted in a timely manner or that any failure to convert by another company would not have an adverse effect on the Company's system.


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

Statements, including those in this report, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the cost of raw materials, the amount of sales generated and the profit margins thereon or volatility in the major markets, competition and general conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The registrant filed on March 23, 1999, a report on Form 8-K which reported that Lynn J. Davis was appointed to the registrant's Board of Directors.

Power of Attorney of Marvin M. Stern attached as Exhibit A hereto.



                                               FLEXSTEEL INDUSTRIES, INC.

Date:   May 7, 1999                       By:  /S/ R.J. Klosterman
        -----------                            -------------------
                                               R.J. Klosterman
                                               Financial Vice President &
                                               Principal Financial Officer

                                                                       EXHIBIT A



                                          Date:   03/07/99
                                                --------------------------------





Securities and Exchange Commission
Filing Desk/Stop 1-4
450 Fifth Street Northwest
Washington, DC 20549

National Association of Security Dealers, Inc.
NASDAQ Division
1735 K Street Northwest
Washington, DC 20006

RE:   Flexsteel Industries, Inc.
      SEC File No. 0-5151
      Power of Attorney to file Forms 4 and 5

                                POWER OF ATTORNEY

I, Marvin M. Stern, do hereby apoint effective immediately R.J. Klosterman, in his capacity as Vice President of Finance of Flexsteel Industries, Inc., attorney in fact for me and in my name and on my behalf to do and execute all or any of the following acts, deeds and things, as fully as I might or could do if personally present or otherwise, namely:

To execute for me all or any Forms 4 or Forms 5 which forms are and may be described from time to time in the Securities Exchange Act of 1934 involving ownership in stock of Flexsteel Industries, Inc.

This power of attorney shall continue until notice is given by myself of revocation. This power of attorney grants rights but does not impose any duty on the power holder including any duty of inquiry. This power of attorney is durable.

                                              Very truly yours,



Date:  03/07/99                           /S/  Marvin M. Stern
      -----------------------------           ----------------------------------


/S/   Eileen Stern
     ---------------------------------
      Witness


/S/   Peter Meltzer
     ---------------------------------
      Witness