Form 10-K
period 1999-06-30
FLEXSTEEL INDUSTRIES INC
filed 1999-09-29
CIK 37472

FORM 10-K
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 1999

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from ____________ to _________________
                          Commission file number 0-5151

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 5, 1999 which is within 60 days prior to the date of filing:
              Common Stock, Par Value $1.00 Per Share: $54,062,071
           Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 5, 1999:

                     CLASS                   SHARES OUTSTANDING
         ------------------------------     --------------------
         Common Stock, $ 1.00 Par Value        Shares 6,538,241

                       DOCUMENTS INCORPORATED BY REFERENCE
           PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 1999 IN PARTS I, II, AND IV.
           IN PART III, PORTIONS OF THE REGISTRANT'S 1999 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.
Exhibit Index -- page 6

                                     PART I
ITEM 1.   BUSINESS

(a)     GENERAL DEVELOPMENT OF BUSINESS
        The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's 1999 Annual Report to Shareholders which is incorporated herein by reference.

(b)     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
        The registrant's operations consist of one industry segment -- upholstered seating. For more detailed financial information see the registrant's 1999 Annual Report to Shareholders which is incorporated herein by reference.

        The registrant's upholstered seating business has three primary areas of application -- residential seating, recreational vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                                               1999                 1998                1997
                                                        -----------------     ----------------    ----------------
                                                             AMOUNT OF            AMOUNT OF          AMOUNT OF
                                                               SALES                SALES              SALES
                                                        -----------------     ----------------    ----------------
                 Residential Seating............           $151,600,000         $139,200,000        $133,600,000

                 Recreational Vehicle Seating ..             86,700,000           73,900,000          64,600,000

                 Commercial Seating ............             22,200,000           23,000,000          21,200,000
                                                        -----------------     ----------------    ----------------

                 Upholstered Seating Total .....           $260,500,000         $236,100,000        $219,400,000
                                                        =================     ================    ================

(c)     NARRATIVE DESCRIPTION OF BUSINESS
           (1) (i), (ii), (vii) The registrant is engaged in one segment of business, namely, the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds and convertible bedding units, some of which are for the home, office, motorhome, travel trailer, vans, health care and hotels. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 3,000 furniture dealers, department stores, recreational vehicle manufacturers and van converters, and hospitality and healthcare facilities. The registrant's products are also sold to several national chains, some of which sell on a private label basis.

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

                (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the last fiscal year and the preceding 2 fiscal years are as follows:

                    JUNE 30, 1999                       JUNE 30, 1998                     JUNE 30, 1997
               -------------------------           ------------------------           -----------------------
                    $28,100,000 *                        $26,100,000                       $22,700,000

*All of this amount is expected to be filled in fiscal year ending June 30, 2000.

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

                                 FISCAL YEAR ENDING                            EXPENDITURES
                        -------------------------------------     ---------------------------------------
                                   June 30, 1999                                $1,930,000
                                   June 30, 1998                                $1,640,000
                                   June 30, 1997                                $1,540,000

                (xi) Approximately 2,400 people were employed by the registrant as of June 30, 1999; additionally 2,300 people were employed as of June 30,1998 and 2,400 people as of June 30, 1997.

(d)     FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

        Financial information about domestic operations is set forth in the registrant's 1999 Annual Report to Shareholders which is incorporated herein by reference. The registrant has no foreign operations and makes minimal export sales.

ITEM 2.    PROPERTIES

(a)     THE REGISTRANT OWNS THE FOLLOWING MANUFACTURING PLANTS:

                                                            APPROXIMATE
                          LOCATION                       SIZE (SQUARE FEET)                          PRINCIPAL OPERATIONS
           ---------------------------------------     -----------------------     ------------------------------------------------
           Dubuque, Iowa                                      845,000              Upholstered Furniture- Recreational Vehicle
                                                                                   - Metal Working
           Lancaster, Pennsylvania                            216,000              Upholstered Furniture - Recreational Vehicle
           Riverside, California                              206,000              Upholstered Furniture - Recreational Vehicle
           Harrison, Arkansas                                 123,000              Woodworking Plant
           New Paris, Indiana                                 168,000              Recreational Vehicle - Metal Working
           Dublin, Georgia                                    242,400              Upholstered Furniture - Recreational Vehicle
           Starkville, Mississippi                            349,000              Upholstered Furniture- Woodworking Plant
           Elkhart, Indiana                                    99,500              Recreational Vehicle - Metal Working

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT
        The executive officers of the registrant, their ages, positions (in each case as of June 30, 1999), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

                NAME (AGE)                                                 POSITION (DATE FIRST BECAME OFFICER)
- -------------------------------------------     ------------------------------------------------------------------------------------
K. B. Lauritsen (56)                            President / Chief Executive Officer (November 1979)
E. J. Monaghan (60)                             Executive Vice President / Chief Operating Officer (November 1979)
R. J. Klosterman (51)                           Vice President Finance / Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (55)                           Senior Vice President of Marketing (November 1979)
T. D. Burkart (56)                              Senior Vice President of Vehicle Seating (February 1984)
P. M. Crahan (51)                               Vice President (June 1989)
J. T. Bertsch (44)                              Vice President (June 1989)

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The NASDAQ -- National Market System, is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1999, and is incorporated herein by reference.

        There were approximately 2,800 holders of Common Stock of the registrant as of June 30, 1999; as well as 2,300 and 1,920 holders of Common Stock of the registrant as of June 30, 1998, and June 30, 1997, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

        This information is contained on page 6 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1999, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis is contained on page 15 and page 16 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 1999 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE INFORMATION ABOUT MARKET RISK

        Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements of the Company included in the financial report section of the Annual Report to Shareholders for the Year Ended June 30, 1999, are incorporated herein by reference:

                                                                                                   PAGE(S)
                                                                                                 -------------
Balance Sheets, June 30, 1999, 1998..............................................................     8
Statements of Income and Comprehensive Income --Years Ended June 30, 1999, 1998, 1997............     9
Statements of Changes in Shareholders' Equity -- Years ended June 30, 1999, 1998, 1997...........    10
Statements of Cash Flows -- Years Ended June 30, 1999, 1998, 1997................................    11
Quarterly Financial Data -- Years Ended June 30, 1999, 1998......................................    14
Notes to Financial Statements....................................................................  12-14
Independent Auditors' Report.....................................................................     7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During fiscal 1999 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEMS 10, 11, 12.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
           EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's 1999 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, item 4 above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's 1999 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        (1)       Financial Statements
           The financial statements of the registrant included in the Annual Report to Shareholders for the Year Ended June 30, 1999, are incorporated herein by reference as set forth above in ITEM 8.

           (2)       Schedules
           The following financial schedules for the years ended 1999, 1998 and 1997 are submitted herewith:
                                                                 PAGE
                                                           ------------------
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

                     10.1 1989 Stock Option Plan, as amended, incorporated by reference from the 1992 Flexsteel definitive proxy statement.*

                     10.2 1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

                     10.3 Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

                     13 Annual Report to Shareholders for the Year Ended June 30, 1999.

                     22 1999 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 1999.

                     23.1      Independent Auditor's Report.

                     23.2      Consent of Independent Auditors.

                     27.1 Financial Data Schedule for the fiscal year ended June 30, 1999.

                     99 1999 Form 11-K for Salaried Employee's Savings Plan 401(k).

                               *Management contracts and arrangements required
                                to be filed pursuant to Item 14 ( c ) of this report.

(b)        REPORTS ON FORM 8-K
                No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1999.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      September 2, 1999           FLEXSTEEL INDUSTRIES, INC.
      ---------------------------


                                       By:   /S/ K. B. LAURITSEN
                                          -------------------------------------
                                                      K. B. LAURITSEN
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                            and
                                              PRINCIPAL EXECUTIVE OFFICER

                                       By:   /S/ R. J. KLOSTERMAN
                                          -------------------------------------
                                                      R. J. KLOSTERMAN
                                                  VICE PRESIDENT OF FINANCE
                                                            and
                                                 PRINCIPAL FINANCIAL OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:            September 2, 1999                                                     /S/ JOHN R. EASTER
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                         John R. Easter
                                                                                            DIRECTOR



Date:            September 2, 1999                                                   /S/ K. BRUCE LAURITSEN
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                       K. Bruce Lauritsen
                                                                                            DIRECTOR



Date:            September 2, 1999                                                   /S/ EDWARD J. MONAGHAN
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                       Edward J. Monaghan
                                                                                            DIRECTOR



Date:            September 2, 1999                                                   /S/ JAMES R. RICHARDSON
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                       James R. Richardson
                                                                                            DIRECTOR



Date:            September 2, 1999                                                   /S/ JEFFREY T. BERTSCH
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                       Jeffrey T. Bertsch
                                                                                            DIRECTOR



Date:            September 2, 1999                                                     /S/ L. BRUCE BOYLEN
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                         L. Bruce Boylen
                                                                                            DIRECTOR



Date:            September 2, 1999                                                    /S/ PATRICK M. CRAHAN
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                        Patrick M. Crahan
                                                                                            DIRECTOR



Date:            September 2, 1999                                                      /S/ LYNN J. DAVIS
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                          Lynn J. Davis
                                                                                            DIRECTOR



Date:            September 2, 1999                                                   /S/ THOMAS E. HOLLORAN
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                       Thomas E. Holloran
                                                                                            DIRECTOR



Date:            September 2, 1999                                                     /S/ MARVIN M. STERN
     ----------------------------------------------------     ----------------------------------------------------------------------
                                                                                         Marvin M. Stern
                                                                                            DIRECTOR

                                                                 SCHEDULE  VIII

                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

        COLUMN A                              COLUMN B              COLUMN C             COLUMN D                COLUMN E
- ---------------------------------------   --------------------     -------------     -------------------    ----------------------
                                                                                        DEDUCTIONS
                                              BALANCE AT             ADDITIONS             FROM                  BALANCE AT
                                              BEGINNING              CHARGED TO          RESERVES              CLOSE OF YEAR
DESCRIPTION                                    OF YEAR                INCOME              (NOTE)
- ---------------------------------------   --------------------     -------------     -------------------    ----------------------
Allowance for Doubtful Accounts:

1999...................................       $ 2,198,000           $ 544,000           $   239,000              $ 2,503,000
                                          ====================     =============     ===================    ======================

1998...................................       $ 2,799,000           $ 943,000           $ 1,544,000              $ 2,198,000
                                          ====================     =============     ===================    ======================

1997...................................       $ 2,153,000           $ 831,000           $   185,000              $ 2,799,000
                                          ====================     =============     ===================    ======================


- --------------------

NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE, LESS RECOVERIES.