Form 10-Q
period 1999-09-30
FLEXSTEEL INDUSTRIES INC
filed 1999-11-12
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended September 30, 1999       Commission file number 0-5151


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





Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 1999             6,506,694
                                                        ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                          September 30,       June 30,
                                                                              1999              1999
                                                                          -------------    -------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ......................................    $   2,195,373    $   4,886,038
      Investments ....................................................        8,245,599        8,967,197
      Trade receivables - less allowance for doubtful accounts:
          September 30, 1999, $2,565,000;
          June 30, 1999, $2,503,000 ..................................       33,612,222       31,149,416
      Inventories ....................................................       30,788,434       29,503,209
      Deferred income taxes ..........................................        3,700,000        3,700,000
      Other ..........................................................          292,941          461,406
                                                                          -------------    -------------
                             Total current assets ....................       78,834,569       78,667,266
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      September 30, 1999, $53,715,462;
      June 30, 1999, $52,707,461 .....................................       26,794,784       25,912,432
OTHER ASSETS .........................................................        7,880,073        8,103,997
                                                                          -------------    -------------

                                   TOTAL .............................    $ 113,509,426    $ 112,683,695
                                                                          =============    =============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .......................................    $   7,330,655    $   7,076,729
      Accrued liabilities:
           Payroll and related items .................................        4,722,127        6,735,108
           Insurance .................................................        6,384,736        6,688,060
           Other accruals ............................................        7,745,149        6,332,412
      Industrial revenue bonds payable ...............................        1,625,000        1,625,000
                                                                          -------------    -------------
                            Total current liabilities ................       27,807,667       28,457,309
DEFERRED COMPENSATION ................................................        3,077,070        3,060,670
                                                                          -------------    -------------
           Total liabilities .........................................       30,884,737       31,517,979
                                                                          -------------    -------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            issued September 30, 1999, 6,506,694 shares;
            issued June 30, 1999, 6,491,840 shares ...................        6,506,694        6,491,840
      Additional paid-in capital .....................................          160,114
      Retained earnings ..............................................       75,232,508       73,718,238
      Unrealized investment gain .....................................          725,373          955,638
                                                                          -------------    -------------
                            Total shareholders' equity ...............       82,624,689       81,165,716
                                                                          -------------    -------------

                                   TOTAL .............................    $ 113,509,426    $ 112,683,695
                                                                          =============    =============


                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

STATEMENTS OF INCOME

                                                                             Three Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                           1999              1998
                                                                      -------------     -------------
NET SALES ........................................................    $  67,700,750     $  60,053,381
COST OF GOODS SOLD ...............................................       52,671,229        46,903,067
                                                                      -------------     -------------
GROSS MARGIN .....................................................       15,029,521        13,150,314
SELLING, GENERAL AND ADMINISTRATIVE ..............................       11,336,770        10,539,970
                                                                      -------------     -------------
OPERATING INCOME .................................................        3,692,751         2,610,344
                                                                      -------------     -------------
OTHER:
     Interest and other income ...................................          145,653           274,688
     Interest and other expense ..................................           83,714            80,129
                                                                      -------------     -------------
          Total ..................................................           61,939           194,559
                                                                      -------------     -------------

INCOME BEFORE INCOME TAXES .......................................        3,754,690         2,804,903
PROVISION FOR INCOME TAXES .......................................        1,390,000         1,010,000
                                                                      -------------     -------------
NET INCOME .......................................................    $   2,364,690     $   1,794,903
                                                                      =============     =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       BASIC .....................................................        6,540,966         6,822,343
                                                                      =============     =============
       DILUTED ...................................................        6,653,334         6,884,688
                                                                      =============     =============

EARNINGS PER SHARE OF COMMON STOCK:
       BASIC .....................................................    $        0.36     $        0.26
                                                                      =============     =============
       DILUTED ...................................................    $        0.36     $        0.26
                                                                      =============     =============


STATEMENTS OF COMPREHENSIVE INCOME

                                                                             Three Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                           1999              1998
                                                                      -------------     -------------
NET INCOME .......................................................    $   2,364,690     $   1,794,903
                                                                      -------------     -------------
OTHER COMPREHENSIVE INCOME BEFORE TAX:
     Unrealized losses on securities arising during period .......         (365,500)         (126,437)
INCOME TAX BENEFIT:
Income tax benefit related to securities losses
    arising during period ........................................          135,235            45,517
                                                                      -------------     -------------
OTHER COMPREHENSIVE INCOME, NET OF TAX ...........................         (230,265)          (80,920)
                                                                      -------------     -------------
COMPREHENSIVE INCOME .............................................    $   2,134,425     $   1,713,983
                                                                      =============     =============


                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                 -------------------------------
                                                                      1999              1998
                                                                 -------------     -------------
OPERATING ACTIVITIES:

Net Income ..................................................    $   2,364,690     $   1,794,903
Adjustments to reconcile net income to net cash
    provided by operating activities ........................       (2,066,996)        1,548,123
                                                                 -------------     -------------
Net cash provided by operating activities ...................          297,694         3,343,026
                                                                 -------------     -------------

INVESTING ACTIVITIES:

       Purchases of  investments ............................         (109,792)       (1,951,478)
       Proceeds from sales of investments ...................          601,125         1,446,778
       Proceeds from sales of capital assets ................           13,625            12,228
       Capital expenditures .................................       (2,222,648)       (1,175,003)
                                                                 -------------     -------------
Net cash used in investing activities .......................       (1,717,690)       (1,647,475)
                                                                 -------------     -------------

FINANCING ACTIVITIES:

       Payment of dividends .................................         (850,420)         (817,683)
       Proceeds from issuance of common stock ...............           52,251           128,027
       Repurchase of common stock ...........................         (472,500)
                                                                 -------------     -------------
Net cash used in financing activities .......................       (1,270,669)         (689,656)
                                                                 -------------     -------------

Increase (decrease) in cash and cash equivalents ............       (2,690,665)        1,005,895
Cash and cash equivalents at beginning of year ..............        4,886,038         5,464,261
                                                                 -------------     -------------
Cash and cash equivalents at end of period ..................    $   2,195,373     $   6,470,156
                                                                 =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for

Interest ....................................................    $      15,000     $      19,000
     Income taxes ...........................................    $   1,160,000     $     181,000


                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

2.    The inventories are categorized as follows:

                                                 September 30,       June 30,
                                                      1999             1999
                                                 -------------    -------------

      Raw materials ..........................   $  15,351,264    $  15,871,466
      Work in process and finished parts .....       8,045,245        7,416,826
      Finished goods .........................       7,391,925        6,214,917
                                                 -------------    -------------
               Total .........................   $  30,788,434    $  29,503,209
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

                                                       Three Months Ended
                                                         September 30,
                                                -------------------------------
                                                     1999              1998
                                                -------------     -------------

Basic Earnings Per Share:
Income available to common shareowners ....     $   2,364,690     $   1,794,903
Weighted average shares outstanding .......         6,540,966         6,822,343
                                                -------------     -------------
Earnings Per Share - Basic ................              0.36              0.26
                                                =============     =============
Diluted Earnings Per Share:
Income available to common shareowners ....     $   2,364,690     $   1,794,903
                                                -------------     -------------

Weighted average shares outstanding .......         6,540,966         6,822,343
Dilutive shares issuable in connection with
    stock option plans ....................           472,807           417,995
Less shares purchasable with proceeds .....          (360,439)         (355,650)
                                                -------------     -------------
Total Shares ..............................         6,653,334         6,884,688
                                                -------------     -------------
Earnings Per Share - Diluted ..............     $        0.36     $        0.26
                                                =============     =============

4. RECLASSIFICATIONS - certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF
  EARNINGS

Results of Operations:

Three months ended September 30, 1999 compared to three months ended September 30, 1998.

      The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the first quarters ended September 30, 1999 and 1998. Amounts presented are percentages of the Company's net sales.

                                                    First Quarters Ended
                                                       September 30,
                                                    --------------------
                                                       1999       1998
                                                    ---------   --------

Net Sales ........................................     100.0%     100.0%
Cost of Goods Sold ...............................      77.8       78.1
                                                      ------     ------
Gross Margin .....................................      22.2       21.9
Selling, General and Administrative Expense ......      16.7       17.6
                                                      ------     ------
Operating Income .................................       5.5        4.3
Other Income, Net ................................       0.1        0.4
                                                      ------     ------
Income Before Income Taxes .......................       5.6        4.7
Income Tax Expense ...............................       2.1        1.7
                                                      ------     ------
Net Income .......................................       3.5%       3.0%
                                                      ======     ======

Net sales for the quarter ended September 30, 1999 increased by $7,647,000 or 13% compared to the prior year quarter. Residential sales volume increased $3,644,000 or 10%. Recreational vehicle seating sales increased $4,316,000 or 22%. Commercial seating volume decreased $313,000 or 6%.

Gross margin increased $1,879,207 to $15,029,521 or 22.2% of net sales, in the current year, from $13,150,314 or 21.9% in the prior year. The gross margin increase was due primarily to improved utilization of available production capacity.

Selling, general and administrative expenses as a percentage of sales were 16.7% and 17.6% for the current year and prior year, respectively. The cost percentage decrease was due to control of SG&A costs in relation to the higher sales volume.

The above factors resulted in current fiscal year earnings of $2,364,690 or $0.36 per diluted share compared to $1,794,903 or $0.26 per diluted share in the prior year, a net increase of $569,787 or $0.10 per share.

Liquidity and Capital Resources:

Working capital at September 30, 1999 is $51,027,000 which includes cash, cash equivalents and investments of $10,441,000. Working capital increased by $817,000 from the June 30, 1999 amount.

Cash and cash equivalents decreased by $2,691,000 during the quarter compared to an increase of $1,006,000 in the prior year quarter. Net cash provided by operating activities was $298,000 during the first three months of fiscal year 2000 versus $3,343,000 in 1999. The decrease in cash and cash equivalents resulted from increases in accounts receivable and inventory, reflecting the increased sales and production volume, and higher income tax payments, offset by improved net income.

Capital expenditures were $2,223,000 during the first three months of fiscal year 2000 and $1,175,000 in 1999. The current year expenditures were incurred primarily for manufacturing equipment and delivery equipment. During the next nine months approximately $4,000,000 will be spent on manufacturing and delivery equipment, and an expansion project in Riverside, CA. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

The Company has repurchased 398,600 shares of its common stock under a plan approved November 4, 1998 authorizing the repurchase of up to 700,000 shares. During the quarter ended September 30, 1999 the Company repurchased 35,000 shares of its common stock.

Year 2000 Issue - The Company developed a plan to identify and modify its computer information systems to ensure that transactions will be properly processed on and after January 1, 2000. The Company also reviewed its computer-dependent manufacturing activities to identify areas of concern related to the year 2000 issues. The plan has been completed and tested. The Company believes that it is prepared internally for January 1, 2000. The internal conversion costs were not material to the Company's financial position or operations. None of the Company's other information technology projects have been delayed due to the implementation of the year 2000 plan. As a part of the Company's contingency plan for year 2000 issues, the Company will continue testing each of the major systems. The Company continues to communicate with major suppliers to emphasize that operations must continue without interruption through January 1, 2000, and beyond. However, there can be no assurances that systems of other companies, on which the Company's systems rely, will be converted in a timely manner or that any failure to convert by another company would not have an adverse effect on the Company's ability to conduct operations.


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


                                           FLEXSTEEL INDUSTRIES, INC.

Date: November 12, 1999                By: /s/ R. J. Klosterman
      -------------------                  -----------------------------------
                                           R.J. Klosterman
                                           Financial Vice President &
                                           Principal Financial Officer