Form 10-Q
period 1999-12-31
FLEXSTEEL INDUSTRIES INC
filed 2000-02-14
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the quarterly period ended December 31, 1999
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQURIED]
               For the transition period from _______ to _______
                          Commission file number 0-5151


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






Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 1999                      6,437,491
                                                                ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                        December 31,      June 30,
                                                                            1999            1999
                                                                        ------------    ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ....................................    $  4,574,280    $  4,886,038
      Investments ..................................................       7,697,065       8,967,197
      Trade receivables - less allowance for doubtful accounts:
          December 31, 1999, $2,586,000;
          June 30, 1999, $2,503,000 ................................      32,046,330      31,149,416
      Inventories ..................................................      31,392,414      29,503,209
      Deferred income taxes ........................................       3,700,000       3,700,000
      Other ........................................................         380,103         461,406
                                                                        ------------    ------------
                             Total current assets ..................      79,790,192      78,667,266
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      December 31, 1999, $55,184,416;
      June 30, 1999, $52,707,461 ...................................      26,669,404      25,912,432
OTHER ASSETS .......................................................       7,078,364       8,103,997
                                                                        ------------    ------------
                                    TOTAL ..........................    $113,537,960    $112,683,695
                                                                        ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .....................................    $  7,946,425    $  7,076,729
      Accrued liabilities:
           Payroll and related items ...............................       4,116,492       6,735,108
           Insurance ...............................................       6,100,914       6,688,060
           Other accruals ..........................................       6,284,792       6,332,412
      Industrial revenue bonds payable .............................       1,625,000       1,625,000
                                                                        ------------    ------------
                            Total current liabilities ..............      26,073,623      28,457,309
DEFERRED COMPENSATION ..............................................       3,085,470       3,060,670
                                                                        ------------    ------------
           Total liabilities .......................................      29,159,093      31,517,979
                                                                        ------------    ------------
SHAREHOLDERS' EQUITY:
      CommonStock - $1 par value; authorized 15,000,000 shares;
            issued December 31, 1999, 6,437,491 shares;
            issued June 30, 1999, 6,491,840 shares .................       6,437,491       6,491,840
      Retained earnings ............................................      77,160,263      73,718,238
      Unrealized investment gain ...................................         781,113         955,638
                                                                        ------------    ------------
                            Total shareholders' equity .............      84,378,867      81,165,716
                                                                        ------------    ------------
                                      TOTAL ........................    $113,537,960    $112,683,695
                                                                        ============    ============

                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

STATEMENTS OF INCOME                                    Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                   -------------------------------     -------------------------------
                                                        1999              1998             1999               1998
                                                   -------------     -------------     -------------     -------------
NET SALES .....................................    $  70,403,821     $  62,575,129     $ 138,104,571     $ 122,628,510
COST OF GOODS SOLD ............................       54,826,359        48,435,226       107,497,588        95,338,293
                                                   -------------     -------------     -------------     -------------
GROSS MARGIN ..................................       15,577,462        14,139,903        30,606,983        27,290,217

SELLING, GENERAL AND ADMINISTRATIVE ...........       11,968,905        10,890,191        23,305,675        21,430,161
                                                   -------------     -------------     -------------     -------------
OPERATING INCOME ..............................        3,608,557         3,249,712         7,301,308         5,860,056
                                                   -------------     -------------     -------------     -------------
OTHER:
     Interest and other income ................        1,960,325           301,818         2,105,978           576,506
     Interest and other expense ...............          109,403            79,782           193,117           159,911
                                                   -------------     -------------     -------------     -------------
          Total ...............................        1,850,922           222,036         1,912,861           416,595
                                                   -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES ....................        5,459,479         3,471,748         9,214,169         6,276,651
PROVISION FOR INCOME TAXES ....................        1,870,000         1,275,000         3,260,000         2,285,000
                                                   -------------     -------------     -------------     -------------
NET INCOME ....................................    $   3,589,479     $   2,196,748     $   5,954,169     $   3,991,651
                                                   =============     =============     =============     =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ..................................        6,480,183         6,841,514         6,510,574         6,831,929
                                                   =============     =============     =============     =============
       DILUTED ................................        6,586,083         6,915,103         6,619,708         6,899,896
                                                   =============     =============     =============     =============
EARNINGS PER SHARE OF COMMON
  STOCK:
        BASIC .................................    $        0.55     $        0.32     $        0.91     $        0.58
                                                   =============     =============     =============     =============
        DILUTED ...............................    $        0.54     $        0.32     $        0.90     $        0.58
                                                   =============     =============     =============     =============


STATEMENTS OF COMPREHENSIVE INCOME                       Three Months Ended                   Six Months Ended
                                                             December 31,                        December 31,
                                                   -------------------------------     -------------------------------
                                                        1999              1998             1999               1998
                                                   -------------     -------------     -------------     -------------

NET INCOME ....................................    $   3,589,479     $   2,196,748     $   5,954,169     $   3,991,651
                                                   -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME
  BEFORE TAX:
     Unrealized gains (losses) on
          securities arising during period ....           66,350           363,556          (299,150)          237,119
     Less: reclassification adjustment for
          losses included in net income .......           22,500             4,844            22,500             4,844
                                                   -------------     -------------     -------------     -------------
     Other comprehensive income,
          before tax ..........................           88,850           368,400          (276,650)          241,963
                                                   -------------     -------------     -------------     -------------
INCOME TAX (EXPENSE) BENEFIT:
Income tax (expense) benefit related to
     securities losses or gains arising
     during period ............................          (24,785)         (130,880)          110,450           (85,363)
Income tax expense related to securities
     reclassification adjustment ..............           (8,325)           (1,744)           (8,325)           (1,744)
                                                   -------------     -------------     -------------     -------------
Income tax (expense) benefit related to
     other comprehensive income ...............          (33,110)         (132,624)          102,125           (87,107)
                                                   -------------     -------------     -------------     -------------

OTHER COMPREHENSIVE
     INCOME, NET OF TAX .......................           55,740           235,776          (174,525)          154,856
                                                   -------------     -------------     -------------     -------------
COMPREHENSIVE INCOME ..........................    $   3,645,219     $   2,432,524     $   5,779,644     $   4,146,507
                                                   =============     =============     =============     =============

                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                         Six Months Ended
                                                                           December 31,
                                                                    ---------------------------
                                                                       1999            1998
                                                                    -----------     -----------
OPERATING ACTIVITIES:

Net Income .....................................................    $ 5,954,169     $ 3,991,651
Adjustments to reconcile net income to net cash
    provided by operating activities ...........................     (1,814,812)      2,185,104
                                                                    -----------     -----------
Net cash provided by operating activities ......................      4,139,357       6,176,755
                                                                    -----------     -----------

INVESTING ACTIVITIES:

       Purchases of  investments ...............................         (5,752)     (2,297,528)
       Proceeds from sales of investments ......................      1,101,360       1,954,458
       Proceeds from sales of capital assets ...................      1,567,006          36,328
       Capital expenditures ....................................     (3,952,018)     (4,080,043)
                                                                    -----------     -----------
Net cash used in investing activities ..........................     (1,289,404)     (4,386,785)
                                                                    -----------     -----------

FINANCING ACTIVITIES:

       Payment of dividends ....................................     (1,687,884)     (1,639,087)
       Proceeds from issuance of common stock ..................         83,611         139,196
       Repurchase of common stock ..............................     (1,557,438)       (199,625)
                                                                    -----------     -----------
Net cash used in financing activities ..........................     (3,161,711)     (1,699,516)
                                                                    -----------     -----------

Increase (decrease) in cash and cash equivalents ...............       (311,758)         90,454
Cash and cash equivalents at beginning of year .................      4,886,038       5,464,261
                                                                    -----------     -----------
Cash and cash equivalents at end of period .....................    $ 4,574,280     $ 5,554,715
                                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ..................................................    $    31,000     $    37,000
     Income taxes ..............................................    $ 2,917,000     $ 2,723,000


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

2.      The inventories are categorized as follows:

                                            December 31,      June 30,
                                                1999            1999
                                            ------------    ------------

Raw materials ..........................    $ 16,383,223    $ 15,871,466
Work in process and finished parts .....       8,549,928       7,416,826
Finished goods .........................       6,459,263       6,214,917
                                            ------------    ------------
                     Total .............    $ 31,392,414    $ 29,503,209
                                            ============    ============

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

                                                 Three Months Ending              Six Months Ending
                                                    December 31,                     December 31,
                                             ---------------------------     ---------------------------
                                                1999            1998            1999            1998
                                             -----------     -----------     -----------     -----------
Basic Earnings Per Share:
Income available to common
     shareholders .......................    $ 3,589,479     $ 2,196,748       5,954,169     $ 3,991,651
Weighted average shares
     outstanding ........................      6,480,183       6,841,514       6,510,574       6,831,929
                                             -----------     -----------     -----------     -----------
Earnings Per Share - Basic ..............           0.55            0.32            0.91            0.58
                                             ===========     ===========     ===========     ===========
Diluted Earnings Per Share:
Income available to common
     shareholders .......................    $ 3,589,479     $ 2,196,748     $ 5,954,169     $ 3,991,651
                                             -----------     -----------     -----------     -----------
Weighted average shares
     outstanding ........................      6,480,183       6,841,514       6,510,574       6,831,929
Dilutive shares issuable in
     connection with stock option
     plans ..............................        536,037         504,445         504,422         461,220
Less shares purchasable with
     proceeds ...........................       (430,137)       (430,856)       (395,288)       (393,253)
                                             -----------     -----------     -----------     -----------
Total Shares ............................      6,586,083       6,915,103       6,619,708       6,899,896
                                             -----------     -----------     ===========     ===========
Earnings Per Share - Diluted ............    $      0.54     $      0.32     $      0.90     $      0.58
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

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF EARNINGS

Results of Operations:

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the second quarter and six-month ended December 31, 1999 and 1998. Amounts presented are percentages of the Company's net sales.

                                                 Second Quarter Ended             Six Month Ending
                                                     December 31,                   December 31,
                                               -------------------------     -------------------------
                                                  1999           1998           1999           1998
                                               ----------     ----------     ----------     ----------
Net Sales .................................         100.0%         100.0%         100.0%         100.0%
Cost of goods sold ........................          77.9%          77.4%          77.8%          77.7%
                                               ----------     ----------     ----------     ----------
Gross margin ..............................          22.1%          22.6%          22.2%          22.3%
Selling, general & administrative
     expense ..............................          17.0%          17.4%          16.9%          17.5%
                                               ----------     ----------     ----------     ----------
Operating income ..........................           5.1%           5.2%           5.3%           4.8%
Other income, net .........................           2.7%           0.4%           1.4%           0.4%
                                               ----------     ----------     ----------     ----------
Income before income taxes ................           7.8%           5.6%           6.7%           5.2%
Income tax expense ........................           2.7%           2.0%           2.4%           1.9%
                                               ----------     ----------     ----------     ----------
Net income ................................           5.1%           3.6%           4.3%           3.3%
                                               ==========     ==========     ==========     ==========

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended December 31, 1999 increased by $7,829,000 or 12.5% compared to the prior year quarter. Residential seating sales volume increased $7,084,000 or 19.2%. Recreational vehicle seating sales increased $2,748,000 or 14.4%. Commercial seating volume decreased $2,003,000 or 30.6%.

Gross margin increased $1,437,559 to $15,577,462 of sales in the current year from $14,139,903 reflecting higher sales volume.

Selling, general and administrative expenses as a percentage of sales were 17.0% and 17.4% for the current year and prior year, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

The current year quarter ended December 31, 1999 includes a net gain of $790,000, or $0.12 per share, on the sale of land and $405,000, or $0.06 per share, from the proceeds of life insurance.

The above factors resulted in current fiscal quarter earnings of $3,589,479 or $0.54 per share (diluted) compared to $2,196,748 or $0.32 per share (diluted) in the prior year quarter, a net increase of $1,392,731 or $0.22 per share. Excluding the sale of land and life insurance proceeds, net earnings for the quarter ended December 31, 1999, improved $0.04 per share over the prior year quarter.

RESULTS OF OPERATIONS FOR THE LAST SIX MONTHS - Net sales for the six-months ended December 31, 1999 increased by $15,476,000 or 12.6% compared to the prior year six-month period. Residential seating sales volume increased $10,615,000 or 14.7%. Recreational vehicle seating sales increased $7,299,000 or 18.8%. Commercial seating volume decreased $2,438,000 or 20.9%.

Gross margin increased $3,316,766 to $30,606,983 of sales in the current year from $27,290,217 reflecting higher sales volume.

Selling, general and administrative expenses as a percentage of sales were 16.9% and 17.5% for the current year and prior year, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

The current six-months ended December 31, 1999 includes a net gain of $790,000, or $0.12 per share, on the sale of land and $405,000, or $0.06 per share, from the proceeds of life insurance.

The above factors resulted in current fiscal year earnings of $5,954,169 or $0.90 per share (diluted) compared to $3,991,651 or $0.58 per share (diluted) in the prior year, a net increase of $1,962,518 or $0.32 per share. Excluding the land sale and life insurance proceeds reported in the current year, net earnings for the six-months ended December 31, 1999 improved $0.14 per share or 19% over the prior six-month period.

Liquidity and Capital Resources:

Working capital at December 31, 1999 is $53,717,000 which includes cash, cash equivalents and investments of $12,271,000. Working capital increased by $3,507,000 from the June 30, 1999 amount. Net cash provided by operating activities was $4,139,000 during the first six months of fiscal year 2000 versus $6,177,000 in the first six months of fiscal year 1999.

Capital expenditures were $3,952,000 during the first six months of fiscal 2000 and $4,080,000 in fiscal 1999. The current year expenditures were incurred primarily for manufacturing and delivery equipment and the expansion of our Riverside, California facility. During the next six months approximately $2,750,000 will be spent on manufacturing equipment, leasehold improvements and the completion of the expansion project in California. The Company has leased a 90,000 square foot residential furniture production facility in Harrison, Arkansas and a 30,000 square foot vehicle seating production facility in Dunkirk, Indiana. Both of these facilities are scheduled to begin production during the quarter ending March 31, 2000. Approximately $1,000,000 of projected capital expenditures relate to these facilities.

On November 4, 1998 the Company announced a plan to repurchase up to 700,000 shares, or slightly more than 10% of the Company's outstanding common stock. The Company will make the purchases, from time to time, in the open market as the Company deems appropriate. Under this authorization, 478,600 shares of common stock have been repurchased to date.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 9, 1999, Proposals one, two, and three set forth in the Board of Directors' definitive Proxy Statement dated October 27, 1999, were approved and adopted by the stockholders. Proposals one, two, and three, respectively, received votes as follows:

Proposal 1 (Election of Directors): K. Bruce Lauritsen: For 5,946,533, Withheld 46,989, Abstentions and Broker Non-votes 522,289. Thomas E. Holloran: For 5,946,283, Withheld 47,239, Abstentions and Broker Non-votes 522,289. L. Bruce
Boylen: For 5,945,433, Withheld 48,089, Abstentions and Broker Non-votes 522,289. John R. Easter: For 5,945,557, Withheld 47,965, Abstentions and Broker Non-votes 522,289. The names of each Director whose term of office as a Director continued after the meeting are as follows:, Edward J. Monaghan, James R. Richardson, Jeffrey T. Bertsch, Patrick M. Crahan, Marvin M.Stern and Lynn J. Davis.

Proposal 2 (Approve 1999 Stock Option Plan): For: 5,229,301, Against: 156,189, and Abstain: 608,032.

Proposal 3 (Appointment of Deloitte & Touche, LLP as Independent Auditors): For:
5,966,090, Against: 7,051, and Abstain: 20,381.

Item 6. Exhibits and Reports on Form 8-K

The registrant did not file a report on Form 8-K during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on by its behalf by the undersigned officer there unto duly authorized.



                                            FLEXSTEEL INDUSTRIES, INC.

Date: February 11, 2000                By:  /S/ R.J. Klosterman
      -----------------                     -------------------
                                            R.J. Klosterman
                                            Financial Vice President &
                                            Principal Financial Officer