Form 10-Q
period 2000-03-31
FLEXSTEEL INDUSTRIES INC
filed 2000-04-20
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the quarterly period ended March 31, 2000
                                     or
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from to
                       Commission file number 0-5151


Incorporated in State of Minnesota          I.R.S. Identification No. 42-0442319





                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-7730



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___







Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2000                                6,386,983
                                                                       ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                                     March 31,             June 30,
                                                                                       2000                  1999
                                                                                    ------------        ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ............................................        $    645,712        $  4,886,038
      Investments ..........................................................           6,973,770           8,967,197
      Trade receivables - less allowance for doubtful accounts:
          March 31, 2000, $ 2,675,000
          June 30, 1999, $2,503,000 ........................................          35,029,371          31,149,416
      Inventories ..........................................................          34,006,251          29,503,209
      Deferred income taxes ................................................           3,700,000           3,700,000
      Other ................................................................             355,798             461,406
                                                                                    ------------        ------------
                             Total current assets ..........................          80,710,902          78,667,266
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      March 31, 2000, $ 55,734,476
      June 30, 1999, $52,707,461 ...........................................          27,071,562          25,912,432
OTHER ASSETS ...............................................................           9,503,695           8,103,997
                                                                                    ------------        ------------
                                    TOTAL ..................................        $117,286,159        $112,683,695
                                                                                    ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .............................................        $  7,318,285        $  7,076,729
      Accrued liabilities:
           Payroll and related items                                                   6,105,482           6,735,108
           Insurance                                                                   5,977,525           6,688,060
           Other accruals                                                              7,335,312           6,332,412
      Industrial revenue bonds payable                                                 1,625,000           1,625,000
                                                                                    ------------        ------------
                            Total current liabilities                                 28,361,604          28,457,309
DEFERRED COMPENSATION                                                                  3,075,870           3,060,670
                                                                                    ------------        ------------
           Total liabilities                                                          31,437,474          31,517,979
                                                                                    ------------        ------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares; issued March
            31, 2000, 6,386,983 shares; issued June 30, 1999, 6,491,840
            shares                                                                     6,386,983           6,491,840
      Retained earnings                                                               78,649,659          73,718,238
      Unrealized investment gain                                                         812,043             955,638
                                                                                    ------------        ------------
                            Total shareholders' equity                                85,848,685          81,165,716
                                                                                    ------------        ------------
                                      TOTAL ................................        $117,286,159        $112,683,695
                                                                                    ============        ============


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

STATEMENTS OF INCOME


                                                    Three Months Ended                    Nine Months Ended
                                                        March 31,                              March 31,
                                           --------------------------------        --------------------------------
                                               2000                1999                2000                1999
                                           ------------        ------------        ------------        ------------
NET SALES .........................        $ 74,972,094        $ 68,614,563        $213,076,665        $191,243,073
COST OF GOODS SOLD ................          58,384,168          52,871,455         165,881,756         148,209,748
                                           ------------        ------------        ------------        ------------
GROSS MARGIN ......................          16,587,926          15,743,108          47,194,909          43,033,325
SELLING, GENERAL AND
ADMINISTRATIVE                               12,071,827          11,546,542          35,377,502          32,976,703
GAIN ON SALE OF LAND ..............                                                   1,249,806
                                           ------------        ------------        ------------        ------------
OPERATING INCOME ..................           4,516,099           4,196,566          13,067,213          10,056,622
                                           ------------        ------------        ------------        ------------
OTHER:
     Interest and other income ....             301,253             319,922           1,157,425             896,428
     Interest and other expense ...             144,403              71,835             337,520             231,746
                                           ------------        ------------        ------------        ------------
          Total ...................             156,850             248,087             819,905             664,682
                                           ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES ........           4,672,949           4,444,653          13,887,118          10,721,304
PROVISION FOR INCOME TAXES ........           1,730,000           1,615,000           4,990,000           3,900,000
                                           ------------        ------------        ------------        ------------
NET INCOME ........................        $  2,942,949        $  2,829,653        $  8,897,118        $  6,821,304
                                           ============        ============        ============        ============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ......................           6,422,157           6,775,826           6,481,102           6,813,228
                                           ============        ============        ============        ============
       DILUTED ....................           6,522,426           6,856,625           6,587,281           6,885,472
                                           ============        ============        ============        ============
EARNINGS PER SHARE OF COMMON
  STOCK:
        BASIC .....................        $       0.46        $       0.42        $       1.37        $       1.00
                                           ============        ============        ============        ============
        DILUTED ...................        $       0.45        $       0.41        $       1.35        $       0.99
                                           ============        ============        ============        ============

STATEMENTS OF COMPREHENSIVE INCOME
                                                    Three Months Ended                    Nine Months Ended
                                                        March 31,                              March 31,
                                           --------------------------------        --------------------------------
                                               2000                1999                2000                1999
                                           ------------        ------------        ------------        ------------
NET INCOME ........................        $  2,942,949        $  2,829,653        $  8,897,118        $  6,821,304
                                           ------------        ------------        ------------        ------------
OTHER COMPREHENSIVE INCOME
  (LOSS) BEFORE TAX:
     Unrealized gains (losses) on
          securities arising during
          period ..................              32,034              49,800            (267,116)            286,919
     Less: reclassification adjustment for
          gains included in net income           17,066              45,000              39,566              49,844
                                           ------------        ------------        ------------        ------------
     Other comprehensive income (loss),
          before tax ..............              49,100              94,800            (227,550)            336,763
                                           ------------        ------------        ------------        ------------
INCOME TAX BENEFIT (EXPENSE):
Income tax (expense) benefit related
to securities (losses) gains arising
    during period .................             (11,856)            (17,928)             98,594            (103,291)
Income tax (expense) benefit related to
     securities reclassification
     adjustment ...................              (6,314)            (16,200)            (14,639)            (17,944)
                                           ------------        ------------        ------------        ------------
Income tax (expense) benefit related to
     other comprehensive income ...             (18,170)            (34,128)             83,955            (121,235)
                                           ------------        ------------        ------------        ------------
OTHER COMPREHENSIVE
     INCOME (LOSS), NET OF TAX ....              30,930              60,672            (143,595)            215,528
                                           ------------        ------------        ------------        ------------
COMPREHENSIVE INCOME ..............        $  2,973,879        $  2,890,325        $  8,753,523        $  7,036,832
                                           ============        ============        ============        ============


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                               Nine Months Ended
                                                                   March 31,
                                                        -------------------------------
                                                           2000                 1999
                                                        -----------         -----------
OPERATING ACTIVITIES:

Net Income .....................................        $ 8,897,118         $ 6,821,304
Adjustments to reconcile net income to net cash
    provided by operating activities ...........         (4,593,725)          1,527,280
                                                        -----------         -----------
Net cash provided by operating activities ......          4,303,393           8,348,584
                                                        -----------         -----------

INVESTING ACTIVITIES:

       Purchases of  investments ...............           (761,840)         (3,618,759)
       Proceeds from sales of investments ......          2,611,672           4,779,615
       Loans to customers ......................         (2,272,375)
       Proceeds from sales of capital assets ...          1,570,706              61,128
       Capital expenditures ....................         (5,621,328)         (6,294,669)
                                                        -----------         -----------
Net cash used in investing activities ..........         (4,473,165)         (5,072,685)
                                                        -----------         -----------

FINANCING ACTIVITIES:

       Repayment of long-term debt .............                               (325,000)
       Payment of dividends ....................         (2,518,780)         (2,459,832)
       Proceeds from issuance of common stock ..            697,015             565,602
       Repurchase of common stock ..............         (2,248,789)         (1,725,856)
                                                        -----------         -----------
Net cash used in financing activities ..........         (4,070,554)         (3,945,086)
                                                        -----------         -----------

Decrease in cash and cash equivalents ..........         (4,240,326)           (669,187)
Cash and cash equivalents at beginning of year .          4,886,038           5,464,261
                                                        -----------         -----------
Cash and cash equivalents at end of period .....        $   645,712         $ 4,795,074
                                                        ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ..................................        $    47,000         $    59,000
     Income taxes ..............................        $ 1,035,000         $ 4,110,000



                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000.

2.    The inventories are categorized as follows:

                                                    March 31,         June 30,
                                                     2000               1999
                                                  -----------        -----------

Raw materials ................................    $16,143,985        $15,871,466
Work in process and finished parts ...........      8,632,265          7,416,826
Finished goods ...............................      9,230,001          6,214,917
                                                  -----------        -----------
                     Total ...................    $34,006,251        $29,503,209
                                                  ===========        ===========

3. In 1997, the Financial Accounting Standards board issued Statement No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

                                                Three Months Ending                    Nine Months Ending
                                                     March 31,                              March 31,
                                         -------------------------------         -------------------------------
                                             2000                1999                2000                1999
                                         -----------         -----------         -----------         -----------
Basic Earnings Per Share:
Income available to common
     shareholders ...............        $ 2,942,949         $ 2,829,653         $ 8,897,118         $ 6,821,304
Weighted average shares
     outstanding ................          6,422,157           6,775,826           6,481,102           6,813,228
                                         -----------         -----------         -----------         -----------
Earnings Per Share - Basic ......        $      0.46         $      0.42         $      1.37         $      1.00
                                         ===========         ===========         ===========         ===========
Diluted Earnings Per Share:
Income available to common
     shareholders ...............        $ 2,942,949         $ 2,829,653         $ 8,897,118         $ 6,821,304
                                         -----------         -----------         -----------         -----------
Weighted average shares
     outstanding ................          6,422,157           6,775,826           6,481,102           6,813,228
Dilutive shares issuable in
     connection with stock option
     plans ......................            530,885             513,445             513,243             478,628
Less shares purchasable with
     proceeds ...................           (430,616)           (432,646)           (407,064)           (406,384)
                                         -----------         -----------         -----------         -----------
Total Shares ....................          6,522,426           6,856,625           6,587,281           6,885,472
                                         ===========         ===========         ===========         ===========
Earnings Per Share - Diluted ....        $      0.45         $      0.41         $      1.35         $      0.99
                                         ===========         ===========         ===========         ===========


4. RECLASSIFICATIONS - certain prior year amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE STATEMENT OF INCOME

Results of Operations:


The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the third quarter and nine months ended March 31, 2000 and 1999. Amounts presented are percentages of the Company's net sales.

                                             Third Quarter Ended          Nine Month Ending
                                                  March 31,                    March 31,
                                         -------------------------     -------------------------
                                            2000           1999           2000           1999
                                         ----------     ----------     ----------     ----------
Net Sales .......................             100.0%         100.0%         100.0%         100.0%
Cost of goods sold ..............              77.9%          77.1%          77.9%          77.5%
                                         ----------     ----------     ----------     ----------
Gross margin ....................              22.1%          22.9%          22.1%          22.5%
Selling, general & administrative
     expense ....................              16.1%          16.8%          16.6%          17.2%
Gain on sale of land ............                                             0.6%
                                         ----------     ----------     ----------     ----------
Operating income ................               6.0%           6.1%           6.1%           5.3%
Other income, net ...............               0.2%           0.4%           0.4%           0.3%
                                         ----------     ----------     ----------     ----------
Income before income taxes ......               6.2%           6.5%           6.5%           5.6%
Income tax expense ..............               2.3%           2.4%           2.3%           2.0%
                                         ----------     ----------     ----------     ----------
Net income ......................               3.9%           4.1%           4.2%           3.6%
                                         ==========     ==========     ==========     ==========



RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended March 31, 2000 increased by $6,358,000 or 9.3% compared to the prior year quarter. Residential seating sales volume increased $3,826,000 or 9.4%. Recreational vehicle seating sales increased $2,765,000 or 12.0%. Commercial seating volume decreased $233,000 or 4.7%.

Gross margin increased $844,818 to $16,587,926 or 22.1% of net sales in the current year, from $15,743,108 or 22.9% of net sales in the prior year. The gross margin percentage decrease was due primarily to increases in fixed cost related to facility expansion, equipment for additional production capacity, and start-up operations in Dunkirk, Indiana and Harrison, Arkansas.

Selling, general and administrative expenses as a percentage of sales were 16.1% and 16.8% for the current year and prior year, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

The above factors resulted in current fiscal year earnings of $2,942,949 or $0.45 per diluted share compared to $2,829,653 or $0.41 per diluted share in the prior year, a net increase of $113,296 or $0.04 per share.

RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Net sales for the nine-months ended March 31, 2000 increased by $21,834,000 or 11.4% compared to the prior year nine-month period. Residential seating sales volume increased $14,540,000 or 12.9%. Recreational vehicle seating sales increased $9,751,000 or 15.7%. Commercial seating volume decreased $2,457,000 or 14.8%.

Gross margin increased $4,161,584 to $47,194,909 or 22.1% of sales, in the current year, from $43,033,325 or 22.5% in the prior year. The gross margin percentage decrease was due primarily to facility expansion to meet product demand and opening new production facilities.

Selling, general and administrative expenses as a percentage of sales were 16.6% and 17.2% for the current year and prior year, respectively. The cost percentage decrease was due to improved absorption of fixed costs.

Net income for the current year nine-months ended March 31, 2000 includes a net gain (after tax) of $790,000, or $0.12 per share, on the sale of land and $405,000, or $0.06 per share, from nontaxable proceeds of life insurance.

The above factors resulted in current fiscal year earnings of $8,897,118 or $1.35 per diluted share compared to $6,821,304 or $0.99 per diluted share in the prior year, a net increase of $2,075,814 or $0.36 per diluted share. Excluding the sale of land and life insurance proceeds in the current year, net earnings for the nine-months ended March 31, 2000, improved $0.18 per share over the prior nine-month period.



Liquidity and Capital Resources:

Working capital at March 31, 2000 is $52,349,000 which includes cash, cash equivalents and investments of $7,619,000. Working capital increased by $2,139,000 from the June 30, 1999 amount. Net cash provided by operating activities was $4,303,000 during the first nine months of fiscal year 2000 versus $8,349,000 in the first nine months of fiscal year 1999.

Capital expenditures were $5,621,000 and $6,295,000 during the first nine months of fiscal 2000 and 1999, respectively. The current year expenditures were incurred primarily for manufacturing and delivery equipment and the expansion of our Riverside, California facility. During the next three months approximately $1,500,000 will be spent on manufacturing equipment and facility improvements. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

On November 4, 1998 the Company approved a plan to repurchase up to 700,000 shares, or slightly more than 10% of the Company's outstanding common stock. The Company has repurchased 531,300 shares of its common stock under the plan. The Company will make purchases, from time to time, in the open market as the Company deems appropriate.



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



                                      FLEXSTEEL INDUSTRIES, INC.

Date:      April 20, 2000             By:  /s/ R.J. Klosterman
           --------------                  ---------------------
                                               R.J. Klosterman
                                               Financial Vice President &
                                               Principal Financial Officer