Form 10-K405
period 2000-06-30
FLEXSTEEL INDUSTRIES INC
filed 2000-09-28
CIK 37472

FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ |X| ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ____________ to___________
                          Commission file number 0-5151

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

                                YES [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 10, 2000 which is within 60 days prior to the date of filing:


              Common Stock, Par Value $1.00 Per Share: $44,620,588

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 10, 2000:

                   CLASS                          SHARES OUTSTANDING
    -------------------------------------    -----------------------------
       Common Stock, $ 1.00 Par Value               Shares 6,225,637

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 2000 IN PARTS I, II, AND IV.

         IN PART III, PORTIONS OF THE REGISTRANT'S 2000 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 6

                                     PART I

ITEM 1.           BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
       The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's 2000 Annual Report to Shareholders which is incorporated herein by reference.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       The registrant's operations consist of one industry segment -- upholstered seating. For more detailed financial information see the registrant's 2000 Annual Report to Shareholders which is incorporated herein by reference.

       The registrant's upholstered seating business has three primary areas of application -- residential seating, recreational vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                                              2000                  1999                 1998
                                                        ------------------    -----------------    -----------------
                                                         AMOUNT OF SALES      AMOUNT OF SALES      AMOUNT OF SALES
                                                        ------------------    -----------------    -----------------
               Residential Seating................           $174,200,000         $151,600,000         $139,200,000

               Recreational Vehicle Seating ......             93,100,000           86,700,000           73,900,000

               Commercial Seating ................             19,600,000           22,200,000           23,000,000
                                                        ------------------    -----------------    -----------------

               Upholstered Seating Total .........           $286,900,000         $260,500,000         $236,100,000
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

             (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the last fiscal year and the preceding two fiscal years are as follows:

            JUNE 30, 2000            JUNE 30, 1999            JUNE 30, 1998
         -------------------      -------------------      ------------------
            $30,600,000 *             $28,100,000              $26,100,000

*All of this amount is expected to be filled in fiscal year ending June 30, 2001.

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

                     FISCAL YEAR ENDING          EXPENDITURES
                  ------------------------    ------------------
                       June 30, 2000              $2,170,000
                       June 30, 1999              $1,930,000
                       June 30, 1998              $1,640,000

             (xi) Approximately 2,600 people were employed by the registrant as of June 30, 2000; additionally 2,400 people were employed as of June 30,1999 and 2,300 people as of June 30, 1998.

(d)    FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

         Financial information about domestic operations is set forth in the registrant's 2000 Annual Report to Shareholders which is incorporated herein by reference. The registrant has no foreign operations and makes minimal export sales.

ITEM 2.       PROPERTIES

(a)    THE REGISTRANT OWNS THE FOLLOWING MANUFACTURING PLANTS:

                                           APPROXIMATE
                  LOCATION              SIZE (SQUARE FEET)                    PRINCIPAL OPERATIONS
         -------------------------    --------------------    -------------------------------------------------
         Dubuque, Iowa                      853,000           Upholstered Furniture- Recreational Vehicle
                                                              - Metal Working
         Lancaster, Pennsylvania            216,000           Upholstered Furniture - Recreational Vehicle
         Riverside, California              236,000           Upholstered Furniture - Recreational Vehicle
         Harrison, Arkansas                 123,000           Woodworking Plant
         New Paris, Indiana                 168,000           Recreational Vehicle - Metal Working
         Dublin, Georgia                    242,400           Upholstered Furniture - Recreational Vehicle
         Starkville, Mississippi            349,000           Upholstered Furniture- Woodworking Plant
         Elkhart, Indiana                    99,500           Recreational Vehicle - Metal Working

                  The registrant's operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. There is adequate production capacity to meet present market demands.

                  The registrant leases two production facilities: Harrison, Arkansas, 93,000 sq. feet for upholstered furniture and Dunkirk, Indiana, 30,000 sq. feet for recreational vehicle furniture.

                  The registrant leases showrooms for displaying its products in the furniture marts in High Point, North Carolina and San Francisco, California.

                  The registrant leases one warehouse in Vancouver, Washington of approximately 15,750 sq. feet for storing its products prior to distribution.

(b)    OIL AND GAS OPERATIONS:  NONE.

ITEM 3.       LEGAL PROCEEDINGS

         The Company has no material legal proceedings pending. All pending litigation is ordinary routine litigation incidental to the business.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter no matter was submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the registrant, their ages, positions (in each case as of June 30, 2000), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

             NAME (AGE)                                       POSITION (DATE FIRST BECAME OFFICER)
-------------------------------------     -----------------------------------------------------------------------------
K. B. Lauritsen (57)                      President / Chief Executive Officer (November 1979)
E. J. Monaghan (61)                       Executive Vice President / Chief Operating Officer (November 1979)
R. J. Klosterman (52)                     Vice President Finance / Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (56)                     Senior Vice President of Marketing (November 1979)
T. D. Burkart (57)                        Senior Vice President of Vehicle Seating (February 1984)
P. M. Crahan (52)                         Vice President (June 1989)
J. T. Bertsch (45)                        Vice President (June 1989)

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

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                RELATED SECURITY HOLDER MATTERS

         The NASDAQ -- National Market System is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report to Shareholders for the Year Ended June 30, 2000, and is incorporated herein by reference.

         There were approximately 2600 holders of Common Stock of the registrant as of June 30, 2000; as well as 2,700 and 2,300 holders of Common Stock of the registrant as of June 30, 1999, and June 30, 1998, respectively.

ITEM 6.       SELECTED FINANCIAL DATA

         This information is contained on page 6 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 2000, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         Management's discussion and analysis is contained on page 15 and page 16 in the registrant's Annual Report to Shareholders for the Year Ended June 30, 2000 and is incorporated herein by reference.

ITEM 7a.      QUANTITATIVE INFORMATION ABOUT MARKET RISK

         Not applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company included in the financial report section of the Annual Report to Shareholders for the Year Ended June 30, 2000, are incorporated herein by reference:

                                                                                                                PAGE(S)
                                                                                                               ---------
Balance Sheets, June 30, 2000, 1999 ...........................................................................    8
Statements of Income and Comprehensive Income -- Years Ended June 30, 2000, 1999, 1998.........................    9
Statements of Changes in Shareholders' Equity -- Years ended June 30, 2000, 1999, 1998.........................   10
Statements of Cash Flows -- Years Ended June 30, 2000, 1999, 1998..............................................   11
Quarterly Financial Data -- Years Ended June 30, 2000, 1999....................................................   14
Notes to Financial Statements..................................................................................  12-14
Independent Auditors' Report...................................................................................    7

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

         During fiscal 2000 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEMS 10, 11, 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
                    COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's 2000 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, item 4 above.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's 2000 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

         The financial statements of the registrant included in the Annual Report to Shareholders for the Year Ended June 30, 2000, are incorporated herein by reference as set forth above in Item 8.

         (2)      Schedules

         The following financial schedules for the years ended 2000, 1999 and 1998 are submitted herewith:
                                                             PAGE
                                                        ----------------
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

                  10.1 1989 Stock Option Plan, as amended, incorporated by reference from the 1992 Flexsteel definitive proxy statement.*

                  10.2 1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

                  10.3 Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

                  10.4 1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

                  13 Annual Report to Shareholders for the Year Ended June 30, 2000.

                  22 2000 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 2000.

                  23.1     Independent Auditor's Report.

                  23.2     Consent of Independent Auditors.

                  27.1 Financial Data Schedule for the fiscal year ended June 30, 2000.

                  99       2000 Form 11-K for Salaried Employee's Savings Plan
                           401(k).

                           *Management contracts and arrangements required to be
                             filed pursuant to Item 14 ( c ) of this report.

(b)      REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    September 12, 2000            FLEXSTEEL INDUSTRIES, INC.
     --------------------------


                                       By:          /S/ K. B. LAURITSEN
                                          --------------------------------------
                                                      K. B. LAURITSEN
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                            and
                                                PRINCIPAL EXECUTIVE OFFICER


                                       By:         /S/ R. J. KLOSTERMAN
                                          --------------------------------------
                                                     R. J. KLOSTERMAN
                                                VICE PRESIDENT OF FINANCE
                                                            and
                                               PRINCIPAL FINANCIAL OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    September 12, 2000                         /S/ JOHN R. EASTER
     -------------------------------      --------------------------------------
                                                      John R. Easter
                                                         DIRECTOR



Date:    September 12, 2000                      /S/ K. BRUCE LAURITSEN
     --------------------------           --------------------------------------
                                                   K. Bruce Lauritsen
                                                         DIRECTOR



Date:    September 12, 2000                      /S/ EDWARD J. MONAGHAN
     --------------------------           --------------------------------------
                                                   Edward J. Monaghan
                                                        DIRECTOR



Date:    September 12, 2000                     /S/ JAMES R. RICHARDSON
     --------------------------           --------------------------------------
                                                  James R. Richardson
                                                        DIRECTOR



Date:    September 12, 2000                     /S/ JEFFREY T. BERTSCH
     --------------------------           --------------------------------------
                                                   Jeffrey T. Bertsch
                                                        DIRECTOR



Date:    September 12, 2000                     /S/ L. BRUCE BOYLEN
     --------------------------           --------------------------------------
                                                   L. Bruce Boylen
                                                        DIRECTOR



Date:    September 12, 2000                     /S/ PATRICK M. CRAHAN
     --------------------------           --------------------------------------
                                                  Patrick M. Crahan
                                                        DIRECTOR



Date:    September 12, 2000                       /S/ LYNN J. DAVIS
     --------------------------           --------------------------------------
                                                    Lynn J. Davis
                                                        DIRECTOR



Date:    September 12, 2000                    /S/ THOMAS E. HOLLORAN
     --------------------------           --------------------------------------
                                                  Thomas E. Holloran
                                                        DIRECTOR



Date:    September 12, 2000                      /S/ MARVIN M. STERN
     --------------------------           --------------------------------------
                                                    Marvin M. Stern
                                                        DIRECTOR

                                                                  SCHEDULE  VIII

                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                     COLUMN A                          COLUMN B            COLUMN C           COLUMN D              COLUMN E
-----------------------------------------------    -----------------    ---------------    ----------------    -------------------
                                                      BALANCE AT          ADDITIONS          DEDUCTIONS
                                                     BEGINNING OF         CHARGED TO        FROM RESERVES       BALANCE AT CLOSE
DESCRIPTION                                              YEAR               INCOME             (NOTE)               OF YEAR
-----------------------------------------------    -----------------    ---------------    ----------------    -------------------
Allowance for Doubtful Accounts:

2000...........................................        $2,503,000           $187,000        ($  440,000)            $2,250,000
                                                   =================    ===============    ================    ===================

1999...........................................        $2,198,000           $544,000        ($  239,000)            $2,503,000
                                                   =================    ===============    ================    ===================

1998...........................................        $2,799,000           $943,000        ($1,544,000)            $2,198,000
                                                   =================    ===============    ================    ===================


--------------------
NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE, LESS RECOVERIES.