Form 10-Q
period 2000-09-30
FLEXSTEEL INDUSTRIES INC
filed 2000-10-30
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the quarterly period ended September 30, 2000
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQURIED]
                        For the transition period from to
                          Commission file number 0-5151


   Incorporated in State of Minnesota      I.R.S. Identification No. 42-0442319




                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 319 Telephone 556-7730



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No ___.




Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2000                   6,213,137
                                                              ---------

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS (UNAUDITED)

                                                                         September 30,      June 30,
                                                                              2000            2000
                                                                          ------------    ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ......................................    $  1,407,811    $  4,000,855
      Investments ....................................................       4,836,862       5,730,888
      Trade receivables - less allowance for doubtful accounts:
          September 30, 2000, $2,395,000;
          June 30, 2000, $2,250,000 ..................................      33,727,392      32,053,104
      Inventories ....................................................      32,414,831      32,456,058
      Deferred income taxes ..........................................       3,200,000       3,200,000
      Other ..........................................................         950,635         543,711
                                                                          ------------    ------------
                             Total current assets ....................      76,537,531      77,984,616
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      September 30, 2000, $57,647,145;
      June 30, 2000, $56,914,987 .....................................      27,696,293      26,837,475
NOTES RECEIVABLE .....................................................       3,045,185       2,752,130
OTHER ASSETS .........................................................       7,274,552       7,302,095
                                                                          ------------    ------------
                                    TOTAL ............................    $114,553,561    $114,876,316
                                                                          ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .......................................    $  5,965,709    $  6,921,533
      Accrued liabilities:
           Payroll and related items .................................       5,453,937       6,344,417
           Insurance .................................................       5,614,845       5,977,525
           Other accruals ............................................       5,507,813       5,364,921
      Industrial revenue bonds payable ...............................       1,300,000       1,300,000
                                                                          ------------    ------------
                            Total current liabilities ................      23,842,304      25,908,396
DEFERRED COMPENSATION ................................................       3,877,152       3,772,152
                                                                          ------------    ------------
           Total liabilities .........................................      27,719,456      29,680,548
                                                                          ------------    ------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares; issued
            September 30, 2000, 6,213,137 shares;
            issued June 30, 2000, 6,170,789 shares ...................       6,213,137       6,170,789
      Additional paid-in capital .....................................         464,651
      Retained earnings ..............................................      79,342,514      78,268,436
      Unrealized investment gain .....................................         813,803         756,543
                                                                          ------------    ------------
                            Total shareholders' equity ...............      86,834,105      85,195,768
                                                                          ------------    ------------
                                      TOTAL ..........................    $114,553,561    $114,876,316
                                                                          ============    ============



                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

STATEMENTS OF INCOME

                                                     Three Months Ended
                                                        September 30,
                                                -----------------------------
                                                    2000              1999
                                                ------------     ------------

NET SALES ..................................    $ 66,643,085     $ 67,700,750
COST OF GOODS SOLD .........................     (52,129,832)     (52,671,229)
                                                ------------     ------------
GROSS MARGIN ...............................      14,513,253       15,029,521
SELLING, GENERAL AND ADMINISTRATIVE ........     (11,797,296)     (11,473,675)
                                                ------------     ------------
OPERATING INCOME ...........................       2,715,957        3,555,846
                                                ------------     ------------
OTHER:
     Interest and other income .............         359,428          282,558
     Interest and other expense ............         (93,009)         (83,714)
                                                ------------     ------------
             Total .........................         266,419          198,844
                                                ------------     ------------

INCOME BEFORE INCOME TAXES .................       2,982,376        3,754,690
PROVISION FOR INCOME TAXES .................      (1,100,000)      (1,390,000)
                                                ------------     ------------
NET INCOME .................................    $  1,882,376     $  2,364,690
                                                ============     ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       BASIC ...............................       6,206,161        6,540,966
                                                ============     ============
       DILUTED .............................       6,270,806        6,653,334
                                                ============     ============

EARNINGS PER SHARE OF COMMON STOCK:
        BASIC ..............................    $       0.30     $       0.36
                                                ============     ============

        DILUTED ............................    $       0.30     $       0.36
                                                ============     ============



STATEMENTS OF COMPREHENSIVE INCOME

                                                                          Three Months Ended
                                                                             September 30,
                                                                       ---------------------------
                                                                          2000            1999
                                                                       -----------     -----------
NET INCOME ........................................................    $ 1,882,376     $ 2,364,690
                                                                       -----------     -----------
OTHER COMPREHENSIVE INCOME BEFORE TAX:
     Unrealized gains (losses) on securities arising during period          72,110        (365,500)
     Less: reclassification adjustment for (gains) losses included
           in net income ..........................................         18,750
                                                                       -----------     -----------
Other comprehensive income, before tax ............................         90,860        (365,500)
                                                                       -----------     -----------
INCOME TAX BENEFIT (EXPENSE):
Income tax benefit (expense) related to securities (gains) losses
     arising during period ........................................        (26,662)        135,235
Income tax benefit (expense) related to securities reclassification
     Adjustment ...................................................         (6,938)
                                                                       -----------     -----------
Income tax expense related to other comprehensive income ..........        (33,600)        135,235
                                                                       -----------     -----------
OTHER COMPREHENSIVE INCOME, NET OF TAX ............................         57,260        (230,265)
                                                                       -----------     -----------
COMPREHENSIVE INCOME ..............................................    $ 1,939,636     $ 2,134,425
                                                                       ===========     ===========


                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                        Three Months Ended
                                                          September 30,
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------

OPERATING ACTIVITIES:

Net Income .....................................    $ 1,882,376     $ 2,364,690
Adjustments to reconcile net income to net cash
    provided by operating activities ...........     (1,985,187)     (2,066,996)
                                                    -----------     -----------
Net cash provided by operating activities ......       (102,811)        297,694
                                                    -----------     -----------

INVESTING ACTIVITIES:

       Purchases of  investments ...............       (241,084)       (109,792)
       Proceeds from sales of investments ......      1,234,990         601,125
       Payments received from customers on notes         32,844
       Loans to customers on notes receivable ..       (325,000)
       Proceeds from sales of capital assets ...         71,833          13,625
       Capital expenditures ....................     (2,321,075)     (2,222,648)
                                                    -----------     -----------
Net cash used in investing activities ..........     (1,547,492)     (1,717,690)
                                                    -----------     -----------

FINANCING ACTIVITIES:

       Payment of dividends ....................       (803,273)       (850,420)
       Proceeds from issuance of common stock ..         17,407          52,251
       Repurchase of common stock ..............       (156,875)       (472,500)
                                                    -----------     -----------
Net cash used in financing activities ..........       (942,741)     (1,270,669)
                                                    -----------     -----------

Increase (decrease) in cash and cash equivalents     (2,593,044)     (2,690,665)
Cash and cash equivalents at beginning of year .      4,000,855       4,886,038
                                                    -----------     -----------
Cash and cash equivalents at end of period .....    $ 1,407,811     $ 2,195,373
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ..................................    $    15,000     $    15,000
     Income taxes ..............................    $   900,000     $ 1,290,000


                             See accompanying Notes.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

2.    The inventories are categorized as follows:

                                                                                    September 30,               June 30,
                                                                                         2000                     2000
                                                                                  ------------------         --------------

         Raw materials.................................................       $           15,060,363     $      16,711,084
         Work in process and finished parts............................                    8,592,283             9,125,346
         Finished goods................................................                    8,762,185             6,619,628
                                                                                   -----------------         --------------
                              Total....................................       $           32,414,831     $      32,456,058
                                                                                   =================         ==============

3. Earnings Per Share - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 64,645 shares, and 112,368 shares in quarters ended September 30, 2000 and 1999 respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

4. ACCOUNTING DEVELOPMENTS - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The FAS subsequently issued FAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company adopted this standard on July 1, 2000 and there was no impact on the Company's financial position and results of operations.

5. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED STATEMENT OF
   EARNINGS

Results of Operations:

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the first quarters ended September 30, 2000 and 1999. Amounts presented are percentages of the Company's net sales.

                                                                                  First Quarter Ended
                                                                                     September 30,
                                                                                -------------------------
                                                                                   2000          1999
                                                                                -----------    ----------
Net Sales...............................................................          100.0 %       100.0 %
Cost of Goods Sold......................................................           78.2          77.8
                                                                                -----------    ----------
Gross Margin............................................................           21.8          22.2
Selling, General and Administrative Expense.............................           17.7          16.9
                                                                                -----------    ----------
Operating Income........................................................            4.1           5.3
Other Income, Net.......................................................            0.4           0.3
                                                                                -----------    ----------
Income Before Income Taxes..............................................            4.5           5.6
Income Tax Expense......................................................            1.7           2.1
                                                                                -----------    ----------
Net Income..............................................................            2.8 %         3.5 %
                                                                                ===========    ==========



Net sales for the quarter ended September 30, 2000 decreased by $1,058,000 or 2% compared to the prior year quarter. Residential sales volume increased $5,180,000 or 13%. Recreational vehicle seating sales decreased $6,434,000 or 27%. Commercial seating volume increased $196,000 or 4%.

The increased demand for residential products was more than offset by the substantial decline in demand for recreational vehicle seating products. The decreased demand for recreational seating products appears to be caused by several factors, including higher interest rates, the instability of fuel costs and a high buildup of inventory in prior quarters by suppliers.

Gross margin decreased $516,000 to $14,513,000 or 21.8% of net sales in the current year, from $15,030,000 or 22.2% in the prior year. The decline in gross margin reflects the lower production volume associated with vehicle seating products which resulted in reduced absorption of fixed costs.

Selling, general and administrative expenses as a percentage of sales were 17.7% and 16.9% for the current year and prior year, respectively. The cost percentage increase was due to the fixed portion of SG&A costs in relation to the lower sales volume.

The above factors resulted in current fiscal year net income of $1,882,000 or $0.30 per diluted share compared to $2,365,000 or $0.36 per diluted share in the prior year, a decrease of $483,000 or $0.06 per diluted share.


Liquidity and Capital Resources:

Working capital at September 30, 2000 is $52,695,000 which includes cash, cash equivalents and investments of $6,245,000. Working capital increased by $619,000 from the June 30, 2000 amount.

Cash and cash equivalents decreased by $2,593,000 during the quarter compared to a decrease of $2,691,000 in the prior year quarter. Net cash used by operating activities was $103,000 during the first three months of fiscal year 2001 versus net cash provided by operating activities of $298,000 in the first quarter of fiscal year 2000. The decrease in cash and cash equivalents resulted from increases in accounts receivable and a decrease in current liabilities.

Capital expenditures were $2,321,000 during the first three months of fiscal year 2001 and $2,223,000 in 2000. The current year expenditures were incurred primarily for manufacturing equipment and delivery equipment. During the next nine months approximately $2,700,000 will be spent on manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

The Company has repurchased shares of its common stock under plans approved by the Company's Board of Directors. During the quarter ended September 30, 2000 the Company repurchased 12,500 shares of its common stock. At September 30, 2000, under existing authorizations, the Company may repurchase 192,878 shares.

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


                                                FLEXSTEEL INDUSTRIES, INC.

Date:  November 27, 2000                        By:
       -----------------
                                                /s/ R.J. Klosterman
                                                --------------------------------
                                                R.J. Klosterman
                                                Financial Vice President &
                                                Principal Financial Officer