Form 10-Q
period 2000-12-31
FLEXSTEEL INDUSTRIES INC
filed 2001-02-13
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the quarterly period ended December 31, 2000
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the transition period from         to
                          Commission file number 0-5151


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






Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2000                  6,107,288
                                                            ---------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         December 31,      June 30,
                                                                             2000            2000
                                                                         ------------    ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents .....................................    $  2,461,375    $  4,000,855
      Investments ...................................................       5,010,907       5,730,888
      Trade receivables - less allowance for doubtful accounts:
          December 31, 2000, $1,870,000;
          June 30, 2000, $2,250,000 .................................      33,350,511      32,053,104
      Inventories ...................................................      34,503,352      32,456,058
      Deferred income taxes .........................................       3,200,000       3,200,000
      Other .........................................................       1,727,895         543,711
                                                                         ------------    ------------
                             Total current assets ...................      80,254,040      77,984,616
PROPERTY, PLANT, AND EQUIPMENT
      At cost less accumulated depreciation:
      December 31, 2000, $58,475,512;
      June 30, 2000, $56,914,987 ....................................      27,258,245      26,837,475
NOTES RECEIVABLE ....................................................         582,056       2,752,130
OTHER ASSETS ........................................................       7,266,746       7,302,095
                                                                         ------------    ------------
                                    TOTAL ...........................    $115,361,087    $114,876,316
                                                                         ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade ......................................    $  7,681,096    $  6,921,533
      Accrued liabilities:
           Payroll and related items ................................       3,929,798       6,344,417
           Insurance ................................................       5,863,451       5,977,525
           Other accruals ...........................................       6,004,074       5,364,921
      Industrial revenue bonds payable ..............................       1,300,000       1,300,000
                                                                         ------------    ------------
                            Total current liabilities ...............      24,778,419      25,908,396
DEFERRED COMPENSATION ...............................................       4,002,152       3,772,152
                                                                         ------------    ------------
           Total liabilities ........................................      28,780,571      29,680,548
                                                                         ------------    ------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            issued December 31, 2000, 6,107,288 shares;
            issued June 30, 2000, 6,170,789 shares ..................       6,107,288       6,170,789
      Retained earnings .............................................      79,629,290      78,268,436
      Unrealized investment gain ....................................         843,938         756,543
                                                                         ------------    ------------
                            Total shareholders' equity ..............      86,580,516      85,195,768
                                                                         ------------    ------------
                                      TOTAL .........................    $115,361,087    $114,876,316
                                                                         ============    ============


                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

CONSOLIDATED STATEMENTS                                Three Months Ended                 Six Months Ended
   OF INCOME                                               December 31,                     December 31,
                                                 ------------------------------    ------------------------------
                                                      2000             1999             2000             1999
                                                 -------------    -------------    -------------    -------------
NET SALES ....................................   $  70,202,314    $  70,403,821    $ 136,845,399    $ 138,104,571
COST OF GOODS SOLD ...........................     (53,727,609)     (54,826,359)    (105,857,441)    (107,497,588)
                                                 -------------    -------------    -------------    -------------
GROSS MARGIN .................................      16,474,705       15,577,462       30,987,958       30,606,983
SELLING, GENERAL AND
 ADMINISTRATIVE ..............................     (13,908,702)     (12,023,194)     (25,705,998)     (23,496,869)
GAIN ON SALE OF LAND .........................                        1,249,806                         1,249,806
                                                 -------------    -------------    -------------    -------------
OPERATING INCOME .............................       2,566,003        4,804,074        5,281,960        8,359,920
                                                 -------------    -------------    -------------    -------------
OTHER:
     Interest and other income ...............         250,447          764,808          609,875        1,047,366
     Interest and other expense ..............         (93,286)        (109,403)        (186,295)        (193,117)
                                                 -------------    -------------    -------------    -------------
          Total ..............................         157,161          655,405          423,580          854,249
                                                 -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES ...................       2,723,164        5,459,479        5,705,540        9,214,169
PROVISION FOR INCOME TAXES ...................      (1,000,000)      (1,870,000)      (2,100,000)      (3,260,000)
                                                 -------------    -------------    -------------    -------------
NET INCOME ...................................   $   1,723,164    $   3,589,479    $   3,605,540    $   5,954,169
                                                 =============    =============    =============    =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC .................................       6,119,763        6,480,183        6,162,545        6,510,574
                                                 =============    =============    =============    =============
       DILUTED ...............................       6,186,848        6,586,083        6,228,410        6,619,708
                                                 =============    =============    =============    =============
EARNINGS PER SHARE OF COMMON
  STOCK:
        BASIC ................................   $        0.28    $        0.55    $        0.59    $        0.91
                                                 =============    =============    =============    =============
        DILUTED ..............................   $        0.28    $        0.54    $        0.58    $        0.90
                                                 =============    =============    =============    =============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       Three Months Ended                 Six Months Ended
                                                           December 31,                     December 31,
                                                 ------------------------------    ------------------------------
                                                      2000             1999             2000             1999
                                                 -------------    -------------    -------------    -------------

NET INCOME ...................................   $   1,723,164    $   3,589,479    $   3,605,540    $   5,954,169
                                                 -------------    -------------    -------------    -------------
OTHER COMPREHENSIVE INCOME
  BEFORE TAX:
     Unrealized gains (losses) on
          securities arising during period ...          25,235           66,350           97,345         (299,150)
     Reclassification adjustment for gains
          (losses) included in net income ....          22,500           22,500           41,250           22,500
                                                 -------------    -------------    -------------    -------------
     Other comprehensive income (loss),
          before tax .........................          47,735           88,850          138,595         (276,650)
                                                 -------------    -------------    -------------    -------------
INCOME TAX (EXPENSE) BENEFIT:
Income tax (expense) benefit related to
     securities losses or gains arising
     during period ...........................          (9,275)         (24,785)         (35,937)         110,450
Income tax expense related to securities
     reclassification adjustment .............          (8,325)          (8,325)         (15,263)          (8,325)
                                                 -------------    -------------    -------------    -------------
Income tax (expense) benefit related to
     other comprehensive income ..............         (17,600)         (33,110)         (51,200)         102,125
                                                 -------------    -------------    -------------    -------------
OTHER COMPREHENSIVE
     INCOME (LOSS), NET OF TAX ...............          30,135           55,740           87,395         (174,525)
                                                 -------------    -------------    -------------    -------------
COMPREHENSIVE INCOME .........................   $   1,753,299    $   3,645,219    $   3,692,935    $   5,779,644
                                                 =============    =============    =============    =============


                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                         Six Months Ended
                                                                           December 31,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   ------------    ------------
OPERATING ACTIVITIES:

Net Income ....................................................    $  3,605,540    $  5,954,169
Adjustments to reconcile net income to net cash
    provided by operating activities ..........................        (328,751)     (1,814,812)
                                                                   ------------    ------------
Net cash provided by operating activities .....................       3,276,789       4,139,357
                                                                   ------------    ------------
INVESTING ACTIVITIES:

       Loans to customers on notes receivable .................        (325,000)
       Payments received from customers on notes receivable ...         108,303
       Purchases of investments ...............................        (435,994)         (5,752)
       Proceeds from sales of investments .....................       1,381,242       1,101,360
       Proceeds from sales of capital assets ..................          81,127       1,567,006
       Capital expenditures ...................................      (2,671,294)     (3,952,018)
                                                                   ------------    ------------
Net cash used in investing activities .........................      (1,861,616)     (1,289,404)
                                                                   ------------    ------------
FINANCING ACTIVITIES:

       Payment of dividends ...................................      (1,602,184)     (1,687,884)
       Proceeds from issuance of common stock .................          34,940          83,611
       Repurchase of common stock .............................      (1,387,409)     (1,557,438)
                                                                   ------------    ------------
Net cash used in financing activities .........................      (2,954,653)     (3,161,711)
                                                                   ------------    ------------

Increase (decrease) in cash and cash equivalents ..............      (1,539,480)       (311,758)
Cash and cash equivalents at beginning of year ................       4,000,855       4,886,038
                                                                   ------------    ------------
Cash and cash equivalents at end of period ....................    $  2,461,375    $  4,574,280
                                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest .................................................    $     36,000    $     31,000
     Income taxes .............................................    $  3,251,000    $  4,076,000


                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

2.    The inventories are categorized as follows:

                                                   December 31,      June 30,
                                                      2000             2000
                                                   ------------    ------------

         Raw materials .........................   $ 16,203,697    $ 16,711,084
         Work in process and finished parts ....      9,369,641       9,125,346
         Finished goods ........................      8,930,014       6,619,628
                                                   ------------    ------------
                              Total ............   $ 34,503,352    $ 32,456,058
                                                   ============    ============

3. Earnings per Share - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 67,085 shares and 105,900 shares in the quarters ended and 65,865 shares and 109,134 shares in the six months ended December 31, 2000 and 1999 respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

4. ACCOUNTING DEVELOPMENTS - The Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES on July 1, 2000. There was no material impact on the Company's financial position and results of operations.

5. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONSOLIDATED STATEMENTS OF
   INCOME

Results of Operations:
---------------------

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the second quarter and six-month periods ended December 31, 2000 and 1999. Amounts presented are percentages of the Company's net sales.

                                            Second Quarter Ended          Six Months Ended
                                                 December 31,                December 31,
                                           ----------------------      ----------------------
                                             2000          1999          2000          1999
                                           --------      --------      --------      --------
Net Sales .............................       100.0%        100.0%        100.0%        100.0%
Cost of goods sold ....................       (76.5%)       (77.9%)       (77.4%)       (77.8%)
                                           --------      --------      --------      --------
Gross margin ..........................        23.5%         22.1%         22.6%         22.2%
Selling, general & administrative
     Expense ..........................       (19.8%)       (17.1%)       (18.8%)       (17.0%)
Gain on sale of land ..................                       1.8%                        0.9%
                                           --------      --------      --------      --------
Operating income ......................         3.7%          6.8%          3.8%          6.1%
Other income, net .....................         0.2%          1.0%          0.3%          0.6%
                                           --------      --------      --------      --------
Income before income taxes ............         3.9%          7.8%          4.1%          6.7%
Income tax expense ....................        (1.4%)        (2.7%)        (1.5%)        (2.4%)
                                           --------      --------      --------      --------
Net income ............................         2.5%          5.1%          2.6%          4.3%
                                           ========      ========      ========      ========

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended December 31, 2000 decreased by $200,000 compared to the prior year quarter. Residential seating sales volume increased $6,000,000 or 14%. Recreational vehicle seating sales decreased $6,300,000 or 29%.

Gross margin increased $900,000 to $16,500,000 or 23.5% of sales in the current year from $15,600,000 or 22.1% of sales reflecting changes in product mix.

Selling, general and administrative expenses as a percentage of sales were 19.8% and 17.1% for the current year and prior year, respectively. Selling, general and administrative expenses were negatively impacted by advertising, bad debts and health insurance cost increases, and the start up of retail operations.

The quarter ended December 31, 1999 includes a net gain of $790,000, or $0.12 per share, on the sale of land and $405,000, or $0.06 per share, from the proceeds of life insurance. Excluding the aforementioned items net income for the quarter was $2,400,000 or $0.36 per diluted share.

Net income for the current fiscal quarter was $1,700,000 or $0.28 per diluted share compared to $2,400,000 or $0.36 per diluted share in the prior year quarter as discussed in the preceding paragraph, a net decrease of $700,000 or $0.08 per share.

In October 2000, the Company opened its second Comfort Seating retail store in the Chicago area and in December opened two of three Comfort Seating stores planned for the Indianapolis market. Initial operating expenses associated with opening the stores resulted in a loss of $400,000 during the December 2000 quarter. The Company does not anticipate opening additional retail locations. The retail operations are experiencing operating losses as staffing is completed, advertising is initiated and consumer traffic is established.

The Company believes that operating these retail stores will aid in assuring product introductions meet consumer requirements, that advertising and marketing materials are effective and to enhance sales by providing additional floor space to display its wide product line to consumers.

RESULTS OF OPERATIONS FOR THE LAST SIX MONTHS - Net sales for the six-months ended December 31, 2000 decreased by $1,300,000 or 1% compared to the prior year six-month period. Residential seating sales volume increased $11,100,000 or 13%. Recreational vehicle seating sales decreased $13,000,000 or 28%. Commercial seating volume increased $400,000 or 4%.

Gross margin increased $400,000 to $31,000,000 or 22.6% of sales in the current year from $30,600,000 or 22.2% of sales in the prior year reflecting changes in product mix.

Selling, general and administrative expenses as a percentage of sales were 18.8% and 17.0% for the current year and prior year, respectively. Selling, general and administrative expenses were negatively impacted by advertising, bad debts and health insurance cost increases, and the start up of retail operations.

The six-months ended December 31, 1999 includes a net gain of $790,000, or $0.12 per share, on the sale of land and $405,000, or $0.06 per share, from the proceeds of life insurance. Excluding these items, net income was $4,800,000 or $0.72 per diluted share.

The current fiscal year net income of $3,600,000 or $0.58 per diluted share compared to $4,800,000 or $0.72 per diluted share in the prior year, a net decrease of $1,200,000 or $0.14 per share from the prior six-month period.

In addition to the retail operations discussed above, the Company continues to be impacted by the erosion of consumer confidence and the slowdown in the economy. The Company anticipates sales comparisons to be below the March and June, 2000 quarterly levels primarily due to the softness in the recreational vehicle business and a flattening of residential seating sales. If this occurs, as a result of the lower revenue levels and the adverse effect on production capacities and efficiencies, earnings are expected to be negatively impacted during the balance of the Company's fiscal year ending June 30, 2001. The Company anticipates an improvement in economic conditions and consumer spending during the last half of calendar 2001. The Company intends to continue to adjust production levels to meet order demand, reduce fixed costs and maximize efficiencies at these lower levels in its efforts to minimize the negative impact on earnings during the balance of the fiscal year.

Liquidity and Capital Resources:
-------------------------------

Working capital at December 31, 2000 is $55,500,000, which includes cash, cash equivalents and investments of $7,500,000. Working capital increased by $3,400,000 from the June 30, 2000 amount. Net cash provided by operating activities was $3,300,000 during the first six months of fiscal year 2001 versus $4,100,000 in the first six months of fiscal year 2000. In addition, the Company received $800,000 in inventory and other assets from the net settlement of a note receivable.

Capital expenditures were $3,400,000 during the first six months of fiscal 2001 and $4,000,000 in fiscal 2000. The current year capital expenditures include $750,000 of equipment and leasehold improvements acquired through settlement of a note receivable. The current year expenditures were incurred primarily for manufacturing and delivery equipment. During the next six months approximately $1,000,000 will be spent on manufacturing equipment and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

The Company has repurchased shares of its common stock under plans approved by the Company's Board of Directors. During the six-month period ended December 31, 2000 the Company repurchased 119,925 shares of its common stock. At December 31, 2000, under existing authorizations, the Company may repurchase 85,453 shares. The Company will make the purchases, from time to time, in the open market, as the Company deems appropriate.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 11, 2000, Proposals 1 and 2 set forth in the Board of Directors' definitive Proxy Statement dated October 27, 2000, were approved and adopted by the stockholders. Proposals 1 and 2 respectively, received votes as follows:

Proposal 1 (Election of Directors): James R. Richardson: For 5,508,115, Withheld 28,445, Abstentions and Broker Non-votes 648,830. Patrick M. Crahan: For 5,508,215, Withheld 28,345, Abstentions and Broker Non-votes 648,830. Marvin M.
Stern: For 5,508,140, Withheld 28,420, Abstentions and Broker Non-votes 648,830. The names of each Director whose term of office as a Director continued after the meeting are as follows: John R. Easter, K. Bruce Lauritsen, Edward J. Monaghan, Jeffrey T. Bertsch, L. Bruce Boylen, Lynn J. Davis and Thomas E. Holloran.

Proposal 2 (Appointment of Deloitte & Touche LLP as Independent Auditors): For:
5,506,720, Against: 26,144, and Abstain: 3,696.

Item 6. Exhibits and Reports on Form 8-K

The registrant filed a report on Form 8-K on December 22, 2000 announcing the retirement of the Chairman and the election of his successor.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on by its behalf by the undersigned officer there unto duly authorized.



                                           FLEXSTEEL INDUSTRIES, INC.

Date: February 13, 2001                By: /s/ R. J. Klosterman
      -----------------                    -----------------------------------
                                           R.J. Klosterman
                                           Financial Vice President &
                                           Principal Financial Officer