Form 10-Q
period 2001-03-31
FLEXSTEEL INDUSTRIES INC
filed 2001-04-17
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the quarterly period ended March 31, 2001
                                       or

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

Common Stock - $1.00 Par Value

Shares Outstanding as of March 31, 2001                             6,035,937
                                                                    ---------

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

FLEXSTEEL INDUSTRIES, INC.
BALANCE SHEETS

                                                                    UNAUDITED
                                                                     March 31,      June 30,
                                                                       2001           2000
                                                                   ------------   ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ................................   $  5,697,630   $  4,000,855
      Investments ..............................................      2,945,073      5,730,888
      Trade receivables - less allowance for doubtful accounts:
          March 31, 2001, $2,260,000
          June 30, 2000, $2,250,000 ............................     32,868,880     32,053,104
      Inventories ..............................................     31,446,325     32,456,058
      Deferred income taxes ....................................      3,200,000      3,200,000
      Other ....................................................      1,285,011        543,711
                                                                   ------------   ------------
                            Total current assets ...............     77,442,920     77,984,616
PROPERTY, PLANT, AND EQUIPMENT
      At cost less accumulated depreciation:
      March 31, 2001, $59,392,086
      June 30, 2000, $56,914,987 ...............................     25,996,237     26,837,475
NOTES RECEIVABLE ...............................................        535,620      2,752,130
OTHER ASSETS ...................................................      8,217,266      7,302,095
                                                                   ------------   ------------
                                    TOTAL ......................   $112,192,042   $114,876,316
                                                                   ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .................................   $  4,773,548   $  6,921,533
      Accrued liabilities:
           Payroll and related items ...........................      4,858,992      6,344,417
           Insurance ...........................................      5,863,451      5,977,525
           Other accruals ......................................      5,731,909      5,364,921
      Industrial revenue bonds payable .........................      1,300,000      1,300,000
                                                                   ------------   ------------
                            Total current liabilities ..........     22,527,900     25,908,396
DEFERRED COMPENSATION ..........................................      4,088,152      3,772,152
                                                                   ------------   ------------
           Total liabilities ...................................     26,616,052     29,680,548
                                                                   ------------   ------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            issued March 31, 2001, 6,035,937 shares;
            issued June 30, 2000, 6,170,789 shares .............      6,035,937      6,170,789
      Retained earnings ........................................     78,905,608     78,268,436
      Unrealized investment gain ...............................        634,445        756,543
                                                                   ------------   ------------
                            Total shareholders' equity .........     85,575,990     85,195,768
                                                                   ------------   ------------
                                    TOTAL ......................   $112,192,042   $114,876,316
                                                                   ============   ============


                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.

STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended               Nine Months Ended
                                                March 31,                          March 31,
                                      ------------------------------    ------------------------------
                                          2001             2000             2001             2000
                                      -------------    -------------    -------------    -------------
NET SALES .........................   $  68,441,058    $  74,972,094    $ 205,286,457    $ 213,076,665
COST OF GOODS SOLD ................     (53,796,227)     (58,384,168)    (159,653,668)    (165,881,756)
                                      -------------    -------------    -------------    -------------
GROSS MARGIN ......................      14,644,831       16,587,926       45,632,789       47,194,909
SELLING, GENERAL AND ADMINISTRATIVE     (13,545,901)     (12,071,827)     (39,251,899)      35,377,502
GAIN ON SALE OF LAND ..............                                                         (1,249,806)
                                      -------------    -------------    -------------    -------------
OPERATING INCOME ..................       1,098,930        4,516,099        6,380,890       13,067,213
                                      -------------    -------------    -------------    -------------
OTHER:
     Interest and other income ....         264,261          301,253          874,236        1,157,425
     Interest and other expense ...         (74,068)        (144,403)        (260,363)        (337,520)
                                      -------------    -------------    -------------    -------------
          Total ...................         190,293          156,850          613,873          819,905
                                      -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES ........       1,289,223        4,672,949        6,994,763       13,887,118
PROVISION FOR INCOME TAXES ........        (475,000)      (1,730,000)      (2,575,000)      (4,990,000)
                                      -------------    -------------    -------------    -------------
NET INCOME ........................   $     814,223    $   2,942,949    $   4,419,763    $   8,897,118
                                      =============    =============    =============    =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ......................       6,070,892        6,422,157        6,131,994        6,481,102
                                      =============    =============    =============    =============
       DILUTED ....................       6,140,248        6,522,426        6,199,023        6,587,281
                                      =============    =============    =============    =============
EARNINGS PER SHARE OF COMMON
  STOCK:
        BASIC .....................   $        0.13    $        0.46    $        0.72    $        1.37
                                      =============    =============    =============    =============
        DILUTED ...................   $        0.13    $        0.45    $        0.71    $        1.35
                                      =============    =============    =============    =============

STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     Three Months Ended         Nine Months Ended
                                                         March 31,                   March 31,
                                               --------------------------    --------------------------
                                                   2001           2000           2001           2000
                                               -----------    -----------    -----------    -----------
NET INCOME .................................   $   814,223    $ 2,942,949    $ 4,419,763    $ 8,897,118
                                               -----------    -----------    -----------    -----------
OTHER COMPREHENSIVE INCOME
  (LOSS) BEFORE TAX:
     Unrealized gains (losses) on
       securities arising during period ....      (360,893)        32,034       (263,548)      (267,116)

     Less: reclassification adjustment for
          gains included in net income .....        28,500         17,066         69,750         39,566
                                               -----------    -----------    -----------    -----------
     Other comprehensive income (loss),
          before tax .......................      (332,393)        49,100       (193,798)      (227,550)
                                               -----------    -----------    -----------    -----------
INCOME TAX BENEFIT (EXPENSE):
Income tax (expense) benefit related to
    securities (losses) gains arising
    during period ..........................       133,445        (11,856)        97,508         98,594
Income tax (expense) benefit related to
     securities reclassification  adjustment       (10,545)        (6,314)       (25,808)       (14,639)
                                               -----------    -----------    -----------    -----------
Income tax (expense) benefit related to
     other comprehensive income ............       122,900        (18,170)        71,700         83,955
                                               -----------    -----------    -----------    -----------
OTHER COMPREHENSIVE
     INCOME (LOSS), NET OF TAX .............      (209,493)        30,930       (122,098)      (143,595)
                                               -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME .......................   $   604,730    $ 2,973,879    $ 4,297,665    $ 8,753,523
                                               ===========    ===========    ===========    ===========

                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   Nine Months Ended
                                                                      March 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------

OPERATING ACTIVITIES:

Net Income ................................................   $ 4,419,763    $ 8,897,118
Adjustments to reconcile net income to net cash
    provided by operating activities ......................     2,803,916     (4,593,725)
                                                              -----------    -----------
Net cash provided by operating activities .................     7,223,679      4,303,393
                                                              -----------    -----------

INVESTING ACTIVITIES:

       Purchases of  investments ..........................    (1,850,565)      (761,840)
       Payments received from customers on notes receivable       163,072
       Proceeds from sales of investments .................     3,802,635      2,611,672
       Loans to customers .................................      (325,000)    (2,272,375)
       Proceeds from sales of capital assets ..............       164,897      1,570,706
       Capital expenditures ...............................    (2,899,373)    (5,621,328)
                                                              -----------    -----------
Net cash used in investing activities .....................      (944,334)    (4,473,165)
                                                              -----------    -----------

FINANCING ACTIVITIES:

       Payment of dividends ...............................    (2,405,457)    (2,518,780)
       Proceeds from issuance of common stock .............        52,761        697,015
       Repurchase of common stock .........................    (2,229,874)    (2,248,789)
                                                              -----------    -----------
Net cash used in financing activities .....................    (4,582,570)    (4,070,554)
                                                              -----------    -----------

Increase (decrease) in cash and cash equivalents ..........     1,696,775     (4,240,326)
Cash and cash equivalents at beginning of period ..........     4,000,855      4,886,038
                                                              -----------    -----------
Cash and cash equivalents at end of period ................   $ 5,697,630    $   645,712
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest .............................................   $    38,000    $    47,000
     Income taxes .........................................   $ 3,504,000    $ 5,265,000



                 See accompanying Notes to Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001.

2.    The inventories are categorized as follows:

                                                                                     March 31,     June 30,
                                                                                       2001          2000
                                                                                    -----------   -----------
      Raw materials .............................................................   $13,532,012   $16,711,084
      Work in process and finished parts ........................................     8,404,292     9,125,346
      Finished goods ............................................................     9,510,021     6,619,628
                                                                                    -----------   -----------
                           Total ................................................   $31,446,325   $32,456,058
                                                                                    ===========   ===========

3. Earnings per Share--Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 69,356 shares and 100,269 shares in the quarters ended and 67,029 shares and 106,179 shares in the nine months ended March 31, 2001 and 2000, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

4. ACCOUNTING DEVELOPMENTS--The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES on July 1, 2000. There was no impact on the Company's financial position and results of operations.

      The Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101, REVENUE RECOGNITION on January 1, 2001. There was no impact on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the third quarter and nine months ended March 31, 2001 and 2000. Amounts presented are percentages of the Company's net sales.

                                       Third Quarter Ended           Nine Months Ended
                                            March 31,                    March 31,
                                    -------------------------     -------------------------
                                       2001           2000           2001           2000
                                    ----------     ----------     ----------     ----------
Net Sales .......................        100.0%         100.0%         100.0%         100.0%
Cost of goods sold ..............        (78.6%)        (77.9%)        (77.8%)        (77.9%)
                                    ----------     ----------     ----------     ----------
Gross margin ....................         21.4%          22.1%          22.2%          22.1%
Selling, general & administrative
     expense ....................        (19.8%)        (16.1%)        (19.1%)        (16.6%)
Gain on sale of land ............                                                       0.6%
                                    ----------     ----------     ----------     ----------
Operating income ................          1.6%           6.0%           3.1%           6.1%
Other income, net ...............          0.3%           0.2%           0.3%           0.4%
                                    ----------     ----------     ----------     ----------
Income before income taxes ......          1.9%           6.2%           3.4%           6.5%
Income tax expense ..............         (0.7%)         (2.3%)         (1.2%)         (2.3%)
                                    ----------     ----------     ----------     ----------
Net income ......................          1.2%           3.9%           2.2%           4.2%
                                    ==========     ==========     ==========     ==========


RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended March 31, 2001 decreased by $6.5 million or 8.7% compared to the prior year quarter. Residential seating sales volume increased $4.0 million or 8.9%. Recreational vehicle seating sales decreased $9.6 million or 37.5%. Commercial seating volume decreased $1.0 million or 20.5%.

Gross margin decreased $1.9 million to $14.6 million or 21.4% of net sales in the current year, from $16.6 million or 22.1% of net sales reflecting the lower sales volume and changes in product mix.

Selling, general and administrative expenses as a percentage of sales were 19.8% and 16.1% for the current year and prior year, respectively. Advertising, bad debts and health insurance cost increases and the cost associated with the development of retail operations negatively impacted selling, general and administrative expenses in the current period.

The above factors resulted in current fiscal period earnings of $0.8 million or $0.13 per diluted share compared to $2.9 million or $0.45 per diluted share in the prior year, a net decrease of $2.1 million or $0.32 per share.

RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Net sales for the nine-months ended March 31, 2001 decreased by $7.8 million or 3.7% compared to the prior year nine-month period. Residential seating sales volume increased $15.6 million or 12.3%. Recreational vehicle seating sales decreased $22.6 million or 31.5%. Commercial seating volume decreased $0.9 million or 6.1%.

Gross margin decreased $1.6 million to $45.6 million or 22.2% of net sales in the current year, from $47.2 million or 22.1% of net sales reflecting the lower sales volume and changes in product mix.

Selling, general and administrative expenses as a percentage of sales were 19.1% and 16.6% for the current year and prior year, respectively. Advertising, bad debts and health insurance cost increases and the cost associated with the development of retail operations negatively impacted selling, general and administrative expenses in the current period.

The Company has five retail stores in operation, two in the Chicago area and three in the Indianapolis market. The Company does not anticipate opening additional retail locations. The retail operations are experiencing operating losses as staffing is completed, advertising is initiated and consumer traffic is established. The Company believes that operating these retail stores will aid in assuring product introductions meet consumer requirements, that advertising and marketing materials are effective and to enhance sales by providing additional floor space to display its wide product line.

Net income for the nine-months ended March 31, 2000 included a net gain (after tax) of $790,000, or $0.12 per share, on the sale of land and $405,000, or $0.06 per share, from nontaxable proceeds of life insurance.

The above factors resulted in current period earnings of $4.4 million or $0.71 per diluted share. Excluding the sale of land and life insurance proceeds in the prior year, net earnings for the nine-months ended March 31, 2001 declined $0.46 per share from the prior year nine-month period.


Liquidity and Capital Resources:

Working capital at March 31, 2001 is $54.9 million, which includes cash, cash equivalents and investments of $8.6 million. Working capital increased by $2.8 million from the June 30, 2000 amount. Net cash provided by operating activities was $7.2 million during the first nine months of fiscal year 2001 versus $4.3 million in the first nine months of fiscal year 2000.

Capital expenditures were $3.6 million and $5.6 million during the first nine months of fiscal 2001 and 2000, respectively. The current period capital expenditures include $750,000 of equipment and leasehold improvements acquired through settlement of a note receivable. The current period expenditures were incurred primarily for manufacturing and delivery equipment. The Company anticipates that minimal capital expenditures will be made during the next three months. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

The Company has repurchased shares of its common stock under plans approved by the Company's Board of Directors. During the nine month period ended March 31, 2001 the Company repurchased 194,425 shares of its common stock.

Item 3.  Quantitative and Qualitative Information About Market Risk

          Not applicable.

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

Statements, including those in this report, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the cost of raw materials, the amount of sales generated and the profit margins thereon, credit risk from customers or volatility in the major markets, competition and general conditions.

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

                                               FLEXSTEEL INDUSTRIES, INC.

Date:      April 17, 2001                      By:   ___________________________
           --------------                            R.J. Klosterman
                                                     Financial Vice President &
                                                     Principal Financial Officer