Form 10-K405
period 2001-06-30
FLEXSTEEL INDUSTRIES INC
filed 2001-09-21
CIK 37472

FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from             to

                          Commission file number 0-5151

          -------------------------------------------------------------
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

          -------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class:          Name of each exchange on which registered:
                                                  NASDAQ

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $1.00 PAR VALUE
                                (Title of Class)

          -------------------------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 10, 2001 which is within 60 days prior to the date of filing:

              Common Stock, Par Value $1.00 Per Share: $32,046,000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 10, 2001:

                           CLASS                      SHARES OUTSTANDING
             ----------------------------------     ----------------------
               Common Stock, $ 1.00 Par Value          Shares 6,070,159

                       DOCUMENTS INCORPORATED BY REFERENCE
         PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 2001 IN PARTS I, II, AND IV. IN PART III, PORTIONS OF THE REGISTRANT'S 2001 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 6

                                     PART I

ITEM 1.      BUSINESS

(a)    GENERAL DEVELOPMENT OF BUSINESS
       The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's Annual Report for the Fiscal Year Ended June 30, 2001 which is incorporated herein by reference.

(b)    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
       The registrant's significant operating segment is the manufacture of upholstered seating. The second segment is the operation of five retail furniture stores. For more detailed financial information see the registrant's Annual Report for the Fiscal Year Ended June 30, 2001 which is incorporated herein by reference.

       The registrant's upholstered seating business has three primary areas of application -- residential seating, recreational vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                                   2001            2000            1999
                                               ------------    ------------    ------------
                                                 AMOUNT OF       AMOUNT OF      AMOUNT OF
                                                  SALES            SALES          SALES
                                               ------------    ------------    ------------
           Residential Seating ............    $199,900,000    $185,100,000    $160,700,000

           Recreational Vehicle Seating ...      66,400,000      94,500,000      88,000,000

           Commercial Seating .............      18,500,000      20,500,000      23,400,000
                                               ------------    ------------    ------------

           Upholstered Seating Total ......    $284,800,000    $300,100,000    $272,100,000
                                               ============    ============    ============

(c)    NARRATIVE DESCRIPTION OF BUSINESS
       (1) (i), (ii), (vii) The registrant's primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds and convertible bedding units, some of which are for the home, office, motorhome, travel trailer, vans, health care and hotels. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 3,000 furniture dealers (including five Company owned stores), department stores, recreational vehicle manufacturers and van converters, and hospitality and healthcare facilities. The registrant's products are also sold to several national chains, some of which sell on a private label basis.

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

       (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the last fiscal year and the proceeding two fiscal years are as follows:

             JUNE 30, 2001            JUNE 30, 2000            JUNE 30, 1999
         ---------------------    ---------------------    ---------------------
             $25,500,000 *             $30,600,000              $28,100,000

*All of this amount is expected to be filled in fiscal year ending June 30, 2002.

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

       (x) Expenditures on Research Activities:

       Most items in the upholstered seating line are designed by the registrant's own design staff. New models and designs of furniture, as well as new fabrics, are introduced continuously. The registrant estimates that approximately 40% of its upholstered seating line are redesigned in whole or in part each year. In the last three fiscal years, these redesign activities involved the following expenditures:

                  FISCAL YEAR ENDING                EXPENDITURES
              --------------------------       -----------------------
                    June 30, 2001                    $2,090,000
                    June 30, 2000                    $2,170,000
                    June 30, 1999                    $1,930,000

       (xi) Approximately 2,400 people were employed by the registrant as of June 30, 2001; additionally 2,600 people were employed as of June 30, 2000 and 2,400 people as of June 30, 1999.

(d)    FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

       Financial information about domestic operations is set forth in the registrant's Annual Report for the Fiscal Year Ended June 30, 2001 which is incorporated herein by reference. The registrant has no foreign operations and makes minimal export sales.

ITEM 2.      PROPERTIES

(a)    THE REGISTRANT OWNS THE FOLLOWING MANUFACTURING PLANTS:

                                        APPROXIMATE
                 LOCATION            SIZE (SQUARE FEET)               PRINCIPAL OPERATIONS
         ------------------------   --------------------   --------------------------------------------
         Dubuque, Iowa                   853,000           Upholstered Furniture- Recreational Vehicle
                                                           - Metal Working
         Lancaster, Pennsylvania         216,000           Upholstered Furniture - Recreational Vehicle
         Riverside, California           236,000           Upholstered Furniture - Recreational Vehicle
         Harrison, Arkansas              123,000           Woodworking Plant
         New Paris, Indiana              168,000           Recreational Vehicle - Metal Working
         Dublin, Georgia                 242,400           Upholstered Furniture - Recreational Vehicle
         Starkville, Mississippi         349,000           Upholstered Furniture- Woodworking Plant
         Elkhart, Indiana                 99,500           Recreational Vehicle - Metal Working

       The registrant's operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. There is adequate production capacity to meet present market demands.

       The registrant leases one production facility in Harrison, Arkansas of approximately 93,000 sq. feet for upholstered furniture.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT
       The executive officers of the registrant, their ages, positions (in each case as of June 30, 2001), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

      NAME (AGE)                           POSITION (DATE FIRST BECAME OFFICER)
-------------------------     ------------------------------------------------------------------------
K. B. Lauritsen (58)          President / Chief Executive Officer (November 1979)
E. J. Monaghan (62)           Executive Vice President / Chief Operating Officer (November 1979)
R. J. Klosterman (53)         Vice President Finance / Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (57)         Senior Vice President of Marketing (November 1979)
T. D. Burkart (58)            Senior Vice President of Vehicle Seating (February 1984)
P. M. Crahan (53)             Vice President (June 1989)
J. T. Bertsch (46)            Vice President (June 1989)

Each named executive officer has held the same office of an executive or management position with the registrant for at least five years.

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of "Safe Harbor" Provisions and Private Securities Litigation Reform Act of 1995

       The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders.

       Statements, including those in this report, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the effectiveness of new product introductions, the product mix of our sales, the cost of raw materials, the amount of sales generated and the profit margins thereon, credit risk from customers or volatility in the major markets, competition and general economic conditions.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The NASDAQ -- National Market System is the principal market on which the registrant's Common Stock is being traded. The market prices for the stock and the dividends paid per common share, for each quarterly period during the past two years is shown in the registrant's Annual Report for the Fiscal Year Ended June 30, 2001, and is incorporated herein by reference.

       There were approximately 1,800 holders of Common Stock of the registrant as of June 30, 2001; as well as 2,600 and 2,700 holders of Common Stock of the registrant as of June 30, 2000, and June 30, 1999, respectively.

ITEM 6.      SELECTED FINANCIAL DATA

       This information is contained on page 6 in the registrant's Annual Report for the Fiscal Year Ended June 30, 2001, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's discussion and analysis is contained on page 15 and page 16 in the registrant's Annual Report for the Fiscal Year Ended June 30, 2001 and is incorporated herein by reference.

ITEM 7a.     QUANTITATIVE INFORMATION ABOUT MARKET RISK

       Not applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following financial statements of the Company included in the financial report section of the Annual Report for the Fiscal Year Ended June 30, 2001, are incorporated herein by reference:

                                                                                                            PAGE(S)
                                                                                                           ---------
Consolidated Balance Sheets, June 30, 2001, 2000........................................................      8
Consolidated Statements of Income and Comprehensive Income -Years Ended June 30, 2001, 2000, 1999.......      9
Consolidated Statements of Changes in Shareholders' Equity - Years ended June 30, 2001, 2000, 1999......     10
Consolidated Statements of Cash Flows - Years Ended June 30, 2001, 2000, 1999...........................     11
Quarterly Financial Data -- Years Ended June 30, 2001, 2000.............................................     14
Notes to Consolidated Financial Statements..............................................................   12 - 14
Independent Auditors' Report............................................................................      7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       During fiscal 2001 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEMS 10, 11, 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
                  COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's fiscal 2001 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference. Executive officers are identified in Part I, item 4 above.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's fiscal 2001 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    (1)    Financial Statements

       The financial statements of the registrant included in the Annual Report for the Fiscal Year Ended June 30, 2001, are incorporated herein by reference as set forth above in Item 8.

       (2)    Schedules

       The following financial schedules for the years ended 2001, 2000 and 1999 are submitted herewith:

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

       10.1 1989 Stock Option Plan, as amended, incorporated by reference from the 1992 Flexsteel definitive proxy statement.*

       10.2 1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

       10.3 Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

       10.4 1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

       10.5   Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan. *

       10.6   Flexsteel Industries, Inc. Restoration Retirement Plan. *

       10.7 Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan.*

       13     Annual Report for the Fiscal Year Ended June 30, 2001.

       22 2001 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 2001.

       23.1   Independent Auditors' Report.

       23.2   Consent of Independent Auditors.

       99     2001 Form 11-K for Salaried Employee's Savings Plan 401(k).

                     *Management contracts and arrangements required to be filed pursuant to Item 14(c) of this report.

(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2001.

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   September 21, 2001              FLEXSTEEL INDUSTRIES, INC.
     -------------------------


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


Date:    September 21, 2001                     /S/ K. BRUCE LAURITSEN
     ----------------------------     ------------------------------------------
                                                  K. Bruce Lauritsen
                                                       DIRECTOR



Date:    September 21, 2001                     /S/ EDWARD J. MONAGHAN
     ----------------------------     ------------------------------------------
                                                  Edward J. Monaghan
                                                       DIRECTOR



Date:    September 21, 2001                     /S/ JAMES R. RICHARDSON
     ----------------------------     ------------------------------------------
                                                  James R. Richardson
                                                       DIRECTOR



Date:    September 21, 2001                     /S/ JEFFREY T. BERTSCH
     ----------------------------     ------------------------------------------
                                                  Jeffrey T. Bertsch
                                                       DIRECTOR



Date:    September 21, 2001                       /S/ L. BRUCE BOYLEN
     ----------------------------     ------------------------------------------
                                                    L. Bruce Boylen
                                                       DIRECTOR



Date:    September 21, 2001                      /S/ PATRICK M. CRAHAN
     ----------------------------     ------------------------------------------
                                                   Patrick M. Crahan
                                                       DIRECTOR



Date:    September 21, 2001                        /S/ LYNN J. DAVIS
     ----------------------------     ------------------------------------------
                                                     Lynn J. Davis
                                                       DIRECTOR



Date:    September 21, 2001                     /S/ THOMAS E. HOLLORAN
     ----------------------------     ------------------------------------------
                                                  Thomas E. Holloran
                                                       DIRECTOR



Date:    September 21, 2001                       /S/ MARVIN M. STERN
     ----------------------------     ------------------------------------------
                                                    Marvin M. Stern
                                                       DIRECTOR

                                                                  SCHEDULE  VIII


                           FLEXSTEEL INDUSTRIES, INC.

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                   COLUMN A                      COLUMN B        COLUMN C        COLUMN D          COLUMN E
--------------------------------------------   ------------    ------------    ------------     -------------
                                                                                DEDUCTIONS
                                                BALANCE AT       ADDITIONS         FROM          BALANCE AT
                                               BEGINNING OF     CHARGED TO       RESERVES       CLOSE OF YEAR
DESCRIPTION                                        YEAR           INCOME          (NOTE)
--------------------------------------------   ------------    ------------    ------------     -------------
Allowance for Doubtful Accounts:

2001 .......................................    $  2,250,000    $  4,178,000    ($ 4,478,000)    $  1,950,000
                                                ============    ============    ============     ============

2000 .......................................    $  2,503,000    $    187,000    ($   440,000)    $  2,250,000
                                                ============    ============    ============     ============

1999 .......................................    $  2,198,000    $    544,000    ($   239,000)    $  2,503,000
                                                ============    ============    ============     ============


--------------------

NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE, LESS RECOVERIES.