Form 10-Q
period 2001-09-30
FLEXSTEEL INDUSTRIES INC
filed 2001-10-19
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the quarterly period ended September 30, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQURIED]
                 For the transition period from ______ to ______
                          Commission file number 0-5151


Incorporated in State of Minnesota          I.R.S. Identification No. 42-0442319







                           FLEXSTEEL INDUSTRIES, INC.
                                  P. O. BOX 877
                            DUBUQUE, IOWA 52004-0877

                        Area code 563 Telephone 556-7730








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.







Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2001                      6,070,159
                                                                 ---------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                          September 30,     June 30,
                                                                              2001            2001
                                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ......................................    $  7,474,410    $ 10,048,562
      Investments ....................................................       6,133,443       2,536,469
      Trade receivables - less allowance for doubtful accounts:
          September 30, 2001, $2,345,000;
          June 30, 2001, $1,950,000 ..................................      30,005,090      28,363,058
      Inventories ....................................................      31,135,303      31,379,836
      Deferred income taxes ..........................................       2,700,000       2,700,000
      Other ..........................................................       1,046,126       1,546,710
                                                                          ------------    ------------
Total current assets .................................................      78,494,372      76,574,635
PROPERTY, PLANT, AND EQUIPMENT
      at cost less accumulated depreciation:
      September 30, 2001, $61,824,627
      June 30, 2001, $60,604,549 .....................................      23,207,754      24,553,962
NOTES RECEIVABLE .....................................................         399,257         415,762
DEFFERRED INCOME TAXES ...............................................         300,000         300,000
OTHER ASSETS .........................................................       8,077,465       8,450,110
                                                                          ------------    ------------
TOTAL ................................................................    $110,478,848    $110,294,469
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade .......................................    $  5,019,595    $  5,277,607
      Accrued liabilities:
          Payroll and related items ..................................       4,048,711       3,803,071
          Insurance ..................................................       6,145,586       5,863,451
          Other accruals .............................................       5,564,246       5,253,930
      Industrial revenue bonds payable ...............................         975,000         975,000
                                                                          ------------    ------------
Total current liabilities ............................................      21,753,138      21,173,059
DEFERRED COMPENSATION ................................................       4,179,186       4,059,186
                                                                          ------------    ------------
Total liabilities ....................................................      25,932,324      25,232,245
                                                                          ------------    ------------
SHAREHOLDERS EQUITY:
    Cumulative preferred stock- $50 par value:
         authorized 60,000 shares: outstanding - none
    Undesignated (subordinated) stock - $1 par value:
         authorized 700,000 shares: outstanding - none
    Common Stock - $1 par value; authorized 15,000,000 shares;
         outstanding September 30, 2001, 6,070,159 shares;
         outstanding June 30, 2001, 6,034,210 shares .................       6,070,159       6,034,210
    Additional paid-in capital .......................................         363,108
    Retained earnings ................................................      77,679,468      78,272,996
    Accumulated other comprehensive income ...........................         433,789         755,018
                                                                          ------------    ------------
Total shareholders' equity ...........................................      84,546,524      85,062,224
                                                                          ------------    ------------
TOTAL ................................................................    $110,478,848    $110,294,469
                                                                          ============    ============

          See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           -----------------------------
                                                                               2001             2000
                                                                           ------------     ------------
NET SALES .............................................................    $ 63,207,570     $ 70,032,843
COST OF GOODS SOLD ....................................................     (50,447,109)     (55,519,590)
                                                                           ------------     ------------
GROSS MARGIN ..........................................................      12,760,461       14,513,253
SELLING, GENERAL AND ADMINISTRATIVE ...................................     (12,644,168)     (11,797,296)
                                                                           ------------     ------------
OPERATING INCOME ......................................................         116,293        2,715,957
                                                                           ------------     ------------
OTHER:
     Interest and other income ........................................         258,622          359,428
     Interest expense .................................................         (68,022)         (93,009)
                                                                           ------------     ------------
             Total ....................................................         190,600          266,419
                                                                           ------------     ------------

INCOME BEFORE INCOME TAXES ............................................         306,893        2,982,376
PROVISION FOR INCOME TAXES ............................................        (110,000)      (1,100,000)
                                                                           ------------     ------------
NET INCOME ............................................................    $    196,893     $  1,882,376
                                                                           ============     ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       BASIC ..........................................................       6,058,693        6,206,161
                                                                           ============     ============
       DILUTED ........................................................       6,112,397        6,270,806
                                                                           ============     ============

EARNINGS PER SHARE OF COMMON STOCK:
        BASIC .........................................................    $       0.03     $       0.30
                                                                           ============     ============
        DILUTED .......................................................    $       0.03     $       0.30
                                                                           ============     ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                               2001             2000
                                                                           ------------     ------------
NET INCOME ............................................................    $    196,893     $  1,882,376
                                                                           ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAX:
     Unrealized gains (losses) on securities arising during period ....        (516,857)          72,110
     Less: reclassification adjustment for gains (losses) included
         in net income ................................................          16,500           18,750
                                                                           ------------     ------------
Other comprehensive income (loss), before tax .........................        (500,357)          90,860
                                                                           ------------     ------------
INCOME TAX BENEFIT (EXPENSE):
Income tax benefit (expense) related to securities gains (losses)
     arising during period ............................................         185,035          (26,662)
Income tax benefit (expense) related to securities reclassification
     adjustment .......................................................          (5,907)          (6,938)
                                                                           ------------     ------------
Income tax benefit (expense) related to other comprehensive income
     (loss) ...........................................................         179,128          (33,600)
                                                                           ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX .........................        (321,229)          57,260
                                                                           ------------     ------------
COMPREHENSIVE INCOME (LOSS) ...........................................    $   (124,336)    $  1,939,636
                                                                           ============     ============

          See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
CONSOLIDATED  STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                 -----------------------------
                                                                     2001             2000
                                                                 ------------     ------------
OPERATING ACTIVITIES:

Net Income ..................................................    $    196,893     $  1,882,376
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation ...........................................       1,394,928        1,455,118
     Gain on disposition of capital assets ..................         (15,530)         (64,693)
     Trade receivables ......................................      (1,661,612)      (1,675,188)
     Inventories ............................................         244,533           41,227
     Other current assets ...................................         500,585         (406,924)
     Other assets ...........................................         (15,076)         (15,076)
     Accounts payable - trade ...............................        (258,012)        (955,824)
     Accrued liabilities ....................................       1,212,547         (468,827)
     Deferred compensation ..................................         120,000          105,000
                                                                 ------------     ------------
Net cash provided by (used in) operating activities .........       1,719,256         (102,811)
                                                                 ------------     ------------

INVESTING ACTIVITIES:

Purchases of  investments ...................................      (4,139,734)        (241,084)
Proceeds from sales of investments ..........................         609,253        1,234,990
Payments received from customers on notes ...................          36,084           32,844
Loans to customers on notes receivable ......................                         (325,000)
Proceeds from sales of capital assets .......................          19,100           71,833
Capital expenditures ........................................         (52,290)      (2,321,075)
                                                                 ------------     ------------
Net cash used in investing activities .......................      (3,527,587)      (1,547,492)
                                                                 ------------     ------------

FINANCING ACTIVITIES:

Payment of dividends ........................................        (784,447)        (803,273)
Proceeds from issuance of common stock ......................          18,626           17,407
Repurchase of common stock ..................................                         (156,875)
                                                                 ------------     ------------
Net cash used in financing activities .......................        (765,821)        (942,741)
                                                                 ------------     ------------

Decrease in cash and cash equivalents .......................      (2,574,152)      (2,593,044)
Cash and cash equivalents at beginning of year ..............      10,048,562        4,000,855
                                                                 ------------     ------------
Cash and cash equivalents at end of period ..................    $  7,474,410     $  1,407,811
                                                                 ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest ...............................................    $      9,000     $     18,000
     Income taxes ...........................................    $     19,000     $    900,000

          See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

     SEGEMENT AND RELATED INFORMATION- Under the "management approach" methodology prescribed by Statement of Financial Accounting Standards
     (SFAS) No.131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company operates in two segments. The significant segment is the manufacture of seating products. The second segment is the operation of five retail furniture stores. The retail segment had $2.8 million and $2.4 million of assets at September 30, 2001 and June 30, 2001, respectively. For the quarter ended September 30, 2001 the retail segment had net sales of $1.5 million and a net loss of $0.4 million. For the quarter ended September 30, 2000 the retail segment had net sales of $0.3 million and a net loss of $0.1 million.

2.   Inventories are categorized as follows:

                                                   September 30,     June 30,
                                                       2001            2001
                                                   ------------    ------------
     Raw materials ............................    $ 13,633,518    $ 16,343,218
     Work in process and finished parts .......       8,496,922       8,651,210
     Finished goods ...........................       9,004,863       6,385,408
                                                   ------------    ------------
                          Total ...............    $ 31,135,303    $ 31,379,836
                                                   ============    ============

3. Earnings Per Share - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 53,704 shares and 64,645 shares in quarters ended September 30, 2001 and 2000 respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

4.   ACCOUNTING DEVELOPMENTS -The Company adopted Staff Accounting Bulletin
     (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on January 1, 2001. The adoption had no impact on the Company's financial position or results of operations.

     In September 2000, the Emerging Issues Task Force (EITF) issued No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. EITF No. 00-10 states that all amounts billed to a customer in a sale transaction, related to shipping and handling fees, represent revenues earned for the goods provided and these amounts should be classified as revenue. The company adopted EITF No. 00-10 on April 1, 2001. Prior period net sales and costs of goods sold have been adjusted for this change, which had no effect on previously reported net income.

     In July 2001, the Financial Accounting Standards Board issued SFAS No.141, BUSINESS COMBINATIONS, and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and was adopted by the Company on July 1, 2001. The adoption of SFAS No. 141 and 142 had no impact on the Company's financial position or results of operations.

5. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Three months ended September 30, 2001 compared to three months ended September 30, 2000.

GENERAL:

The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. (the Company) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the first quarters ended September 30, 2001 and 2000. Amounts presented are percentages of the Company's net sales.

                                                        First Quarter Ended
                                                           September 30,
                                                        -------------------
                                                         2001        2000
                                                        ------      ------

Net Sales ..........................................     100.0%      100.0%
Cost of Goods Sold .................................     (79.8)      (79.3)
                                                        ------      ------
Gross Margin .......................................      20.2        20.7
Selling, General and Administrative Expense ........     (20.0)      (16.8)
                                                        ------      ------
Operating Income ...................................       0.2         3.9
Other Income, Net ..................................       0.3         0.4
                                                        ------      ------
Income Before Income Taxes .........................       0.5         4.3
Income Tax Expense .................................      (0.2)       (1.6)
                                                        ------      ------
Net Income .........................................       0.3%        2.7%
                                                        ======      ======


RESULTS OF OPERATIONS FOR THE QUARTER- Net sales for the quarter ended September 30, 2001 decreased by $6.8 million or 10% compared to the prior year quarter. Residential sales volume decreased $5.1 million or 11%. Recreational vehicle seating sales decreased $1.3 million or 7%. Commercial seating volume decreased $0.4 million or 9%. The decline in net sales reflects the current slow down in the economy and a lack of consumer confidence in the economy.

Gross margin decreased $1.7 million to $12.8 million or 20.2% of net sales in the current year, from $14.5 million or 20.7% in the prior year. The decline in gross margin reflects the lower sales and production volume for all products, which resulted in reduced absorption of fixed costs.

Selling, general and administrative expenses as a percentage of net sales were 20.0% and 16.8% for the current quarter and prior year quarter, respectively. The cost percentage increase was due to the fixed portion of SG&A costs in relation to the lower sales volume, as well as additional costs associated with retail operations.

The above factors resulted in current fiscal year net income of $0.2 million or $0.03 per diluted share compared to $1.9 million or $0.30 per diluted share in the prior year, a decrease of $1.5 million or $0.27 per diluted share.

Liquidity and Capital Resources:

Working capital at September 30, 2001 is $56.7 million, which includes cash, cash equivalents and investments of $13.6 million. Working capital increased by $1.3 million from the June 30, 2001 amount.

Cash and cash equivalents and investments increased by $1.0 million during the quarter ended September 20, 2001. Net cash provided by operating activities was $1.7 million during the first three months of fiscal year 2002 versus net cash used in operating activities of $0.1 million in the first quarter of fiscal year 2001. The decrease in cash and cash equivalents resulted from increases in investments and accounts receivable offset by increases in accrued liabilities.

Capital expenditures were less than $0.1million during the first three months of fiscal year 2002 and $2.3 million in 2001. The current year expenditures were incurred primarily for manufacturing equipment and delivery equipment. During the next nine months it is anticipated that less than $1.0 million will be spent on manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.


Item 3. Quantitative and Qualitative Information About Market Risk

         Not applicable

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

Date: October 19, 2001                  By:  /S/ R. J. Klosterman
      ----------------                       --------------------

                                             R.J. Klosterman
                                             Financial Vice President &
                                             Principal Financial Officer