Form 10-Q
period 2001-12-31
FLEXSTEEL INDUSTRIES INC
filed 2002-02-08
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the quarterly period ended December 31, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from                to
                          Commission file number 0-5151


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






Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2001                             6,072,020

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   December 31,      June 30,
                                                                       2001            2001
                                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ...............................    $ 15,895,678    $ 10,048,562
      Investments .............................................       3,248,062       2,536,469
      Trade receivables - less allowance for doubtful accounts:
          December 31, 2001, $2,500,000
          June 30, 2001, $1,950,000 ...........................      24,243,474      28,363,058
      Inventories .............................................      30,337,241      31,379,836
      Deferred income taxes ...................................       2,700,000       2,700,000
      Other ...................................................       1,537,487       1,546,710
                                                                   ------------    ------------
                             Total current assets .............      77,961,942      76,574,635
PROPERTY, PLANT, AND EQUIPMENT
      At cost less accumulated depreciation:
      December 31, 2001, $62,864,290; June 30,
      2001, $60,604,549 .......................................      21,773,102      24,553,962
NOTES RECEIVABLE ..............................................         377,915         415,762
DEFFERRED INCOME TAXES ........................................         300,000         300,000
OTHER ASSETS ..................................................       8,725,664       8,450,110
                                                                   ------------    ------------
                                    TOTAL .....................    $109,138,623    $110,294,469
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade ................................    $  2,919,139    $  5,277,607
      Accrued liabilities:
           Payroll and related items ..........................       3,802,088       3,803,071
           Insurance ..........................................       5,705,105       5,863,451
           Other accruals .....................................       6,557,235       5,253,930
      Industrial revenue bonds payable ........................         975,000         975,000
                                                                   ------------    ------------
                            Total current liabilities .........      19,958,567      21,173,059
DEFERRED COMPENSATION .........................................       4,490,902       4,059,186
                                                                   ------------    ------------
           Total liabilities ..................................      24,449,469      25,232,245
                                                                   ------------    ------------
SHAREHOLDERS' EQUITY:
      CommonStock - $1 par value; authorized 15,000,000 shares;
            issued December 31, 2001, 6,072,020 shares;
            issued June 30, 2001, 6,034,210  shares ...........       6,072,020       6,034,210
      Additional paid-in capital ..............................         379,206
      Retained earnings .......................................      77,602,164      78,272,996
      Accumulated other comprehensive income ..................         635,764         755,018
                                                                   ------------    ------------
                            Total shareholders' equity ........      84,689,154      85,062,224
                                                                   ------------    ------------
                                      TOTAL ...................    $109,138,623    $110,294,469
                                                                   ============    ============

                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

CONSOLIDATED STATEMENTS                               Three Months Ended                         Six Months Ended
   OF INCOME                                              December 31,                             December 31,
                                               ---------------------------------       ---------------------------------
                                                    2001                2000                2001                2000
                                               -------------       -------------       -------------       -------------
NET SALES ...............................      $  65,826,772       $  73,917,362       $ 129,034,342       $ 143,950,204
COST OF GOODS SOLD ......................        (52,599,938)        (57,442,657)       (103,047,047)       (112,962,246)
                                               -------------       -------------       -------------       -------------
GROSS MARGIN ............................         13,226,834          16,474,705          25,987,295          30,987,958
SELLING, GENERAL AND ADMINISTRATIVE .....        (12,250,806)        (13,908,702)        (24,894,974)        (25,705,998)
                                               -------------       -------------       -------------       -------------
OPERATING INCOME ........................            976,028           2,566,003           1,092,321           5,281,960
                                               -------------       -------------       -------------       -------------
OTHER:
     Interest and other income ..........            224,833             250,447             483,455             609,875
     Interest expense ...................            (60,103)            (93,286)           (128,125)           (186,295)
                                               -------------       -------------       -------------       -------------
          Total .........................            164,730             157,161             355,330             423,580
                                               -------------       -------------       -------------       -------------
INCOME BEFORE INCOME TAXES ..............          1,140,758           2,723,164           1,447,651           5,705,540
PROVISION FOR INCOME TAXES ..............           (430,000)         (1,000,000)           (540,000)         (2,100,000)
                                               -------------       -------------       -------------       -------------
NET INCOME ..............................      $     710,758       $   1,723,164       $     907,651       $   3,605,540
                                               =============       =============       =============       =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ............................          6,072,020           6,119,763           6,065,357           6,162,545
                                               =============       =============       =============       =============
       DILUTED ..........................          6,120,703           6,186,848           6,116,550           6,228,410
                                               =============       =============       =============       =============
EARNINGS PER SHARE OF COMMON
  STOCK:
        BASIC ...........................      $        0.12       $        0.28       $        0.15       $        0.59
                                               =============       =============       =============       =============
        DILUTED .........................      $        0.12       $        0.28       $        0.15       $        0.58
                                               =============       =============       =============       =============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS                               Three Months Ended                         Six Months Ended
   OF INCOME                                              December 31,                             December 31,
                                               ---------------------------------       ---------------------------------
                                                    2001                2000                2001                2000
                                               -------------       -------------       -------------       -------------
NET INCOME ..............................      $     710,758       $   1,723,164       $     907,651       $   3,605,540
                                               -------------       -------------       -------------       -------------
OTHER COMPREHENSIVE INCOME
  (LOSS), BEFORE TAX:
     Unrealized gains (losses) on
      securities arising during period ..            353,265              25,235            (163,592)             97,345
     Less: reclassification adjustment
      for (gains) losses included in
      net income ........................            (32,669)             22,500             (16,169)             41,250
                                               -------------       -------------       -------------       -------------
     Other comprehensive income (loss),
          before tax ....................            320,596              47,735            (179,761)            138,595
                                               -------------       -------------       -------------       -------------
INCOME TAX (EXPENSE) BENEFIT:
Income tax (expense) benefit related to
 securities losses or gains arising
 during period ..........................           (130,709)             (9,275)             54,326             (35,937)
Income tax expense (benefit) related to
 securities reclassification adjustment .             12,088              (8,325)              6,181             (15,263)
                                               -------------       -------------       -------------       -------------
Income tax (expense) benefit related
 to other comprehensive income ..........           (118,621)            (17,600)             60,507             (51,200)
                                               -------------       -------------       -------------       -------------
OTHER COMPREHENSIVE
     INCOME (LOSS), NET OF TAX ..........            201,975              30,135            (119,254)             87,395
                                               -------------       -------------       -------------       -------------
COMPREHENSIVE INCOME ....................      $     912,733       $   1,753,299       $     788,397       $   3,692,935
                                               =============       =============       =============       =============

                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                     Six Months Ended
                                                                        December 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------

OPERATING ACTIVITIES:
Net Income ................................................    $    907,651     $  3,605,540
Adjustments to reconcile net income to net cash
    provided by operating activities ......................
    Depreciation ..........................................       2,795,586        2,965,166
    Facility closing costs ................................         890,000
    Gain on disposition of capital assets .................         (23,537)         (45,769)
    Trade receivables .....................................       4,078,434         (439,637)
    Inventories ...........................................         765,595       (1,318,294)
    Other current assets ..................................           9,223       (1,184,184)
    Other assets ..........................................         (15,076)         (52,522)
    Accounts payable - trade ..............................      (2,358,468)         759,564
    Accrued liabilities ...................................       1,092,491       (1,243,075)
    Deferred compensation .................................         431,716          230,000
                                                               ------------     ------------
Net cash provided by operating activities .................       8,573,615        3,276,789
                                                               ------------     ------------

INVESTING ACTIVITIES:

       Loans to customers on notes receivable .............                         (325,000)
       Payments received from customers on notes receivable          78,997          108,303
       Purchases of  investments ..........................      (5,805,518)        (435,994)
       Proceeds from sales of investments .................       4,714,194        1,381,242
       Proceeds from sales of capital assets ..............          27,650           81,127
       Capital expenditures ...............................        (204,839)      (2,671,294)
                                                               ------------     ------------
Net cash used in investing activities .....................      (1,189,516)      (1,861,616)
                                                               ------------     ------------

FINANCING ACTIVITIES:

       Payments of dividends ..............................      (1,573,568)      (1,602,184)
       Proceeds from issuance of common stock .............          36,585           34,940
       Repurchase of common stock .........................                       (1,387,409)
                                                               ------------     ------------
Net cash used in financing activities .....................      (1,536,983)      (2,954,653)
                                                               ------------     ------------

Increase (decrease) in cash and cash equivalents ..........       5,847,116       (1,539,480)
Cash and cash equivalents at beginning of period ..........      10,048,562        4,000,855
                                                               ------------     ------------
Cash and cash equivalents at end of period ................    $ 15,895,678     $  2,461,375
                                                               ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest .............................................    $     15,000     $     36,000
     Income taxes .........................................    $    189,000     $  3,251,000

                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying condensed financial statements are unaudited and include all adjustments, consisting of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Results for interim periods are not necessarily indicative of results for the full year.

     SEGEMENT AND RELATED INFORMATION- Under the "management approach" methodology prescribed by Statement of Financial Accounting Standards
     (SFAS) No.131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company operates in two segments. The significant segment is the manufacture of seating products. The second segment is the operation of five retail furniture stores. The retail segment had $2.1 million and $2.4 million of assets at December 31, 2001 and June 30, 2001, respectively. For the quarter ended December 31, 2001 the retail segment had net sales of $1.8 million and a net loss of $0.6 million. For the quarter ended December 31, 2000 the retail segment had net sales of $1.1 million and a net loss of $0.6 million. For the six months ended December 31, 2001 the retail segment had net sales of $3.3 million and a net loss of $1.2 million. For the six months ended December 31, 2000 the retail segment had net sales of $1.4 million and a net loss of $0.7 million.

2.   The inventories are categorized as follows:

                                                 December 31,       June 30,
                                                     2001            2001
                                                 ------------    ------------
         Raw materials........................   $ 14,450,746    $ 16,343,218
         Work in process and finished parts...      8,406,393       8,651,210
         Finished goods.......................      7,480,102       6,385,408
                                                 ------------    ------------
                              Total...........   $ 30,337,241    $ 31,379,836
                                                 ============    ============

3. Earnings per Share - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 48,683 shares and 67,085 shares in the quarters ended and 51,193 shares and 65,865 shares in the six months ended December 31, 2001 and 2000, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

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

     In June 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of leases. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for the Company in fiscal 2003. The Company is currently assessing, but has not yet determined, what impact, if any, this statement will have on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets, which replaces SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement clarifies guidance in accounting for the disposal of long-lived assets. SFAS No. 144 is effective for the Company in fiscal year 2003. The Company is currently assessing, but has not yet determined, what impact, if any, this statement will have on its financial position or results of operations.

5. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the second quarter and six-month periods ended December 31, 2001 and 2000. Amounts presented are percentages of the Company's net sales.

                                     Second Quarter Ended     Six Months Ended
                                          December 31,          December 31,
                                       -----------------     -----------------
                                        2001       2000       2001       2000
                                       ------     ------     ------     ------

Net Sales .......................      100.0%     100.0%     100.0%     100.0%
Cost of goods sold ..............      (79.9%)    (77.7%)    (79.9%)    (78.5%)
                                       -----      -----      -----      -----
Gross margin ....................       20.1%      22.3%      20.1%      21.5%
Selling, general & administrative
     Expense ....................      (18.6%)    (18.8%)    (19.3%)    (17.9%)
                                       -----      -----      -----      -----
Operating income ................        1.5%       3.5%       0.8%       3.6%
Other income, net ...............        0.2%       0.2%       0.3%       0.3%
                                       -----      -----      -----      -----
Income before income taxes ......        1.7%       3.7%       1.1%       3.9%
Income tax expense ..............       (0.6%)     (1.4%)     (0.4%)     (1.4%)
                                       -----      -----      -----      -----
Net income ......................        1.1%       2.3%       0.7%       2.5%
                                       =====      =====      =====      =====

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended December 31, 2001 decreased by $8.1 million compared to the prior year quarter. Residential seating sales volume decreased $6.0 million or 11.2%. Recreational vehicle seating sales decreased $2.0 million or 12.4%. Commercial seating sales decreased $0.1 million or 3.2%.

Gross margin decreased $3.2 million to $13.2 million or 20.1% of sales in the current quarter from $16.4 million or 22.3% of sales in the prior year quarter reflecting a charge to cost of sales of $0.9 million for facility closing costs. The facility closing costs consist of $0.4 million related to employee separations and facility exit costs, and $0.5 million for inventory and fixed asset write-downs.

On November 15, 2001 the Company announced the closing of its Elkhart, Indiana recreational vehicle seating facility and incurred a second quarter charge of $0.9 million, or $0.09 per share after taxes. The Company estimates that closing the facility will improve quarterly earnings by $0.01 to $0.02 per share beginning in its third fiscal quarter.

Selling, general and administrative expenses as a percentage of sales were 18.6% and 18.8% for the current quarter and prior year quarter, respectively. Selling, general and administrative expenses were negatively impacted by lower absorption of fixed costs, offset by recoveries of previously written off accounts receivable of $0.5 million, or $0.05 per share after taxes.

The above factors resulted in net income for the current fiscal quarter of $0.7 million or $0.12 per diluted share compared to $1.7 million or $0.28 per diluted share in the prior year quarter, a net decrease of $1.0 million or $0.16 per share.

RESULTS OF OPERATIONS FOR THE LAST SIX MONTHS - Net sales for the six-months ended December 31, 2001 decreased by $14.9 million or 10.4% compared to the prior year six-month period. Residential seating sales volume decreased $11.0 million or 11.0%. Recreational vehicle seating sales decreased $3.2 million or 9.6%. Commercial seating sales decreased $0.7 million or 7.1%.

Gross margin decreased $5.0 million to $26.0 million or 20.1% of sales in the current year from $31.0 million or 21.5% of sales in the prior year reflecting a previously mentioned charge for facility closing and increased health insurance costs of $0.7 million.

Selling, general and administrative expenses as a percentage of sales were 19.3% and 17.9% for the current year and prior year, respectively. Selling, general and administrative expenses were negatively impacted by lower absorption of fixed costs offset by recoveries of previously written off accounts receivable of $0.5 million, or $0.05 per share after taxes.

The above factors resulted in current fiscal year to date net income of $0.9 million or $0.15 per diluted share compared to $3.6 million or $0.58 per diluted share in the prior year, a net decrease of $2.7 million or $0.43 per share from the prior year six-month period.

Liquidity and Capital Resources:
--------------------------------

Working capital at December 31, 2001 was $58.0 million, which includes cash, cash equivalents and investments of $19.1 million. Working capital increased by $2.6 million from the June 30, 2001 amount. Net cash provided by operating activities was $8.6 million during the first six months of fiscal year 2002 versus $3.3 million in the first six months of fiscal year 2001.

Capital expenditures were $0.2 million during the first six months of fiscal year 2002 and $2.7 million in first six months of fiscal 2001. The current year expenditures were incurred primarily for manufacturing equipment. The Company expects that capital expenditures will be $1.0 million in the next six months, primarily for manufacturing equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.


Item 3. Quantitative and Qualitative Information About Market Risk.

        Not applicable

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE
  PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to goals and expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission, news releases, and in its report to the stockholders.

Statements, including those in this report, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of our sales, the cost of raw materials, the amount of sales generated and the profit margins thereon, competition, both foreign and domestic, credit exposure to our customers, and general economic conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 10, 2001, Proposals 1 and 2 set forth in the Board of Directors' definitive Proxy Statement dated November 8, 2001 were approved and adopted by the stockholders. Proposals 1 and 2 respectively, received votes as follows:

Proposal 1 (Election of Directors): Edward J. Monaghan: For 5,648,777, Withheld 69,500, Abstentions and Broker Non-votes 0. Jeffery T. Bertsch: For 5,649,089, Withheld 69,188, Abstentions and Broker Non-votes 0. Lynn J. Davis: For 5,649,089, Withheld 69,188, Abstentions and Broker Non-votes 0. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Edward J. Monaghan, Jeffrey T. Bertsch, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, Jim R. Richardson, Patrick M. Crahan, and Marvin M. Stern.

Proposal 2 (Appointment of Deloitte & Touche LLP as Independent Auditors): For:
5,703,815, Against: 11,973, and Abstain: 2,489.

Item 6. Exhibits and Reports on Form 8-K

The registrant filed a report on Form 8-K on December 14, 2001 announcing the appointment of Robert E. Deignan, Attorney at Law, to the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on by its behalf by the undersigned officer there unto duly authorized.



                                                     FLEXSTEEL INDUSTRIES, INC.

Date: February 8, 2002                           By: /s/  R. J. Klosterman
      ----------------                               ---------------------------
                                                     R.J. Klosterman
                                                     Financial Vice President &
                                                     Principal Financial Officer