Form 10-Q
period 2002-03-31
FLEXSTEEL INDUSTRIES INC
filed 2002-04-19
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the quarterly period ended March 31, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from __________ to__________
                          Commission file number 0-5151


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







Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2002                         6,097,036
                                                                ---------

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                UNAUDITED
                                                                       March 31,          June 30,
                                                                         2002              2001
                                                                     ------------      ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...............................      $  7,840,875      $ 10,048,562
      Investments .............................................         9,297,577         2,536,469
      Trade receivables - less allowance for doubtful accounts:
          March 31, 2002, $2,650,000
          June 30, 2001, $1,950,000 ...........................        32,780,244        28,363,058
      Inventories .............................................        28,216,033        31,379,836
      Deferred income taxes ...................................         2,700,000         2,700,000
      Other ...................................................         1,102,864         1,546,710
                                                                     ------------      ------------
                             Total current assets .............        81,937,593        76,574,635
PROPERTY, PLANT, AND EQUIPMENT
      At cost less accumulated depreciation:
      March 31, 2002, $62,934,615
      June 30, 2001, $60,604,549 ..............................        20,878,974        24,553,962
NOTES RECEIVABLE ..............................................           422,022           415,762
DEFERRED INCOME TAXES .........................................           300,000           300,000
OTHER ASSETS ..................................................         8,689,774         8,450,110
                                                                     ------------      ------------
                                    TOTAL .....................      $112,228,363      $110,294,469
                                                                     ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable - trade ................................      $  3,265,477      $  5,277,607
      Accrued liabilities:
           Payroll and related items ..........................         4,752,468         3,803,071
           Insurance ..........................................         6,446,705         5,863,451
           Other accruals .....................................         6,294,281         5,253,930
      Industrial revenue bonds payable ........................           975,000           975,000
                                                                     ------------      ------------
                            Total current liabilities .........        21,733,931        21,173,059
DEFERRED COMPENSATION .........................................         4,555,201         4,059,186
                                                                     ------------      ------------
           Total liabilities ..................................        26,289,132        25,232,245
                                                                     ------------      ------------
SHAREHOLDERS' EQUITY:
      Common Stock - $1 par value; authorized 15,000,000 shares;
            Issued March 31, 2002, 6,097,036 shares;
            Issued June 30, 2001, 6,034,210 shares ............         6,097,036         6,034,210
      Additional paid-in capital ..............................           464,195
      Retained earnings .......................................        78,823,751        78,272,996
      Accumulated other comprehensive income ..................           554,249           755,018
                                                                     ------------      ------------
                            Total shareholders' equity ........        85,939,231        85,062,224
                                                                     ------------      ------------
                                      TOTAL ...................      $112,228,363      $110,294,469
                                                                     ============      ============

                 See notes to consolidated financial statements.
--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

                                                     Three Months Ended                   Nine Months Ended
                                                          March 31,                           March 31,
                                              -------------------------------     -------------------------------
                                                   2002              2001              2002              2001
                                              -------------     -------------     -------------     -------------
NET SALES ................................    $  73,742,322     $  71,972,413     $ 202,776,664     $ 215,922,618
COST OF GOODS SOLD .......................      (57,212,434)      (57,327,582)     (160,259,481)     (170,289,829)
                                              -------------     -------------     -------------     -------------
GROSS MARGIN .............................       16,529,888        14,644,831        42,517,183        45,632,789
SELLING, GENERAL AND ADMINISTRATIVE ......      (13,426,961)      (13,545,901)      (38,321,935)      (39,251,899)
                                              -------------     -------------     -------------     -------------
OPERATING INCOME .........................        3,102,927         1,098,930         4,195,248         6,380,890
                                              -------------     -------------     -------------     -------------
OTHER:
     Interest and other income ...........          264,382           264,361           747,837           874,236
     Interest expense ....................          (82,491)          (74,068)         (210,616)         (260,363)
                                              -------------     -------------     -------------     -------------
          Total ..........................          181,891           190,293           537,221           613,873
                                              -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES ...............        3,284,818         1,289,223         4,732,469         6,994,763
PROVISION FOR INCOME TAXES ...............       (1,270,000)         (475,000)       (1,810,000)       (2,575,000)
                                              -------------     -------------     -------------     -------------
NET INCOME ...............................    $   2,014,818     $     814,223     $   2,922,469     $   4,419,763
                                              =============     =============     =============     =============
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC .............................        6,077,766         6,070,892         6,069,493         6,131,994
                                              =============     =============     =============     =============
       DILUTED ...........................        6,151,621         6,140,248         6,128,240         6,199,023
                                              =============     =============     =============     =============
EARNINGS PER SHARE OF COMMON
  STOCK:
       BASIC .............................    $        0.33     $        0.13     $        0.48     $        0.72
                                              =============     =============     =============     =============
       DILUTED ...........................    $        0.33     $        0.13     $        0.48     $        0.71
                                              =============     =============     =============     =============


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                     Three Months Ended                   Nine Months Ended
                                                          March 31,                           March 31,
                                              -------------------------------     -------------------------------
                                                   2002              2001              2002              2001
                                              -------------     -------------     -------------     -------------

NET INCOME ...............................    $   2,014,818     $     814,223     $   2,922,469     $   4,419,763
                                              -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME
  (LOSS) BEFORE TAX:
     Unrealized gains (losses) on
          securities arising during period         (136,401)         (360,893)         (299,993)         (263,548)
     Less: reclassification adjustment for
          (gains) losses included in net
           income ........................            4,500            28,500           (11,669)           69,750
                                              -------------     -------------     -------------     -------------
     Other comprehensive income (loss),
          before tax .....................         (131,901)         (332,393)         (311,662)         (193,798)
                                              -------------     -------------     -------------     -------------
INCOME TAX BENEFIT (EXPENSE):
Income tax (expense) benefit related to
     securities (losses) gains arising
     during period .......................           52,051           133,445           106,377            97,508
Income tax (expense) benefit related to
     securities reclassification adjustment          (1,665)          (10,545)            4,516           (25,808)
                                              -------------     -------------     -------------     -------------
Income tax (expense) benefit related to
     other comprehensive income ..........           50,386           122,900           110,893            71,700
                                              -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE
     INCOME (LOSS), NET OF TAX ...........           81,515          (209,493)         (200,769)         (122,098)
                                              -------------     -------------     -------------     -------------
COMPREHENSIVE INCOME .....................    $   1,933,303     $     604,730     $   2,721,700     $   4,297,665
                                              =============     =============     =============     =============

                 See notes to consolidated financial statements.
--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended
                                                                         March 31,
                                                               -----------------------------
                                                                   2002             2001
                                                               ------------     ------------
OPERATING ACTIVITIES:
Net Income ................................................    $  2,922,469     $  4,419,763
Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation ..........................................       3,894,335        4,347,365
    Facility closing costs ................................         890,000
    Loss (gain) on disposition of capital assets ..........          48,091          (21,651)
    Trade receivables .....................................      (4,413,411)          33,662
    Inventories ...........................................       2,527,738        1,738,733
    Other current assets ..................................         443,847         (741,301)
    Other assets ..........................................        (152,143)        (153,523)
    Accounts payable - trade ..............................      (2,012,130)      (2,147,985)
    Accrued liabilities ...................................       3,418,929         (567,384)
    Deferred compensation .................................         496,015          316,000
                                                               ------------     ------------
Net cash provided by operating activities .................       8,063,740        7,223,679
                                                               ------------     ------------

INVESTING ACTIVITIES:

       Purchases of  investments ..........................     (11,858,958)      (1,850,565)
       Payments received from customers on notes receivable         284,097          163,072
       Proceeds from sales of investments .................       4,805,786        3,802,635
       Loans to customers .................................                         (325,000)
       Proceeds from sales of capital assets ..............          46,352          164,897
       Capital expenditures ...............................        (539,133)      (2,899,373)
                                                               ------------     ------------
Net cash used in investing activities .....................      (7,261,856)        (944,334)
                                                               ------------     ------------

FINANCING ACTIVITIES:

       Payments of dividends ..............................      (3,156,161)      (2,405,457)
       Proceeds from issuance of common stock .............         146,590           52,761
       Repurchase of common stock .........................                       (2,229,874)
                                                               ------------     ------------
Net cash used in financing activities .....................      (3,009,571)      (4,582,570)
                                                               ------------     ------------

Increase (decrease) in cash and cash equivalents ..........      (2,207,687)       1,696,775
Cash and cash equivalents at beginning of period ..........      10,048,562        4,000,855
                                                               ------------     ------------
Cash and cash equivalents at end of period ................    $  7,840,875     $  5,697,630
                                                               ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for
     Interest .............................................    $     20,000     $     38,000
     Income taxes .........................................    $  4,417,000     $  3,504,000

                 See notes to consolidated financial statements.
--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The accompanying consolidated financial statements are unaudited and include all adjustments, consisting of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2001. Results for interim periods are not necessarily indicative of results for the full year.

     SEGMENT AND RELATED INFORMATION- Under the "management approach" methodology prescribed by Statement of Financial Accounting Standards
     (SFAS) No.131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company operates in two segments. The significant segment is the manufacture of seating products. The second segment is the operation of retail furniture stores. The retail segment had $2.3 million and $2.4 million of assets at March 31, 2002 and June 30, 2001, respectively. For the quarter ended March 31, 2002 the retail segment had net sales of $2.1 million and a net loss before income taxes of $0.4 million. For the quarter ended March 31, 2001 the retail segment had net sales of $1.3 million and a net loss before income taxes of $1.0 million. For the nine months ended March 31, 2002 the retail segment had net sales of $5.5 million and a net loss before income taxes of $1.6 million. For the nine months ended March 31, 2001 the retail segment had net sales of $2.7 million and a net loss before income taxes of $1.3 million.

2.   The inventories are categorized as follows:
                                                     March 31,        June 30,
                                                       2002             2001
                                                   ------------     ------------
     Raw materials............................     $ 13,214,581     $ 16,343,218
     Work in process and finished parts.......        7,634,316        8,651,210
     Finished goods...........................        7,367,136        6,385,408
                                                   ------------     ------------
                          Total...............     $ 28,216,033     $ 31,379,836
                                                   ============     ============

3. Earnings per Share - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 73,855 shares and 69,356 shares in the quarters ended and 58,747 shares and 67,029 shares in the nine months ended March 31, 2002 and 2001, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and was adopted by the Company on July 1, 2001. The adoption of SFAS No. 141 and 142 had no impact on the Company's financial position or results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the third quarter and nine months ended March 31, 2002 and 2001. Amounts presented are percentages of the Company's net sales.

                                      Third Quarter Ended    Nine Months Ended
                                           March 31,             March 31,
                                       -----------------     ----------------
                                        2002       2001       2002       2001
                                       -----      -----      -----      -----

Net Sales .......................      100.0%     100.0%     100.0%     100.0%
Cost of goods sold ..............      (77.6%)    (79.7%)    (79.0%)    (78.9%)
                                       -----      -----      -----      -----
Gross margin ....................       22.4%      20.3%      21.0%      21.1%
Selling, general & administrative
     Expense ....................      (18.2%)    (18.8%)    (18.9%)    (18.2%)
                                       -----      -----      -----      -----
Operating income ................        4.2%       1.5%       2.1%       2.9%
Other income, net ...............        0.3%       0.3%       0.3%       0.3%
                                       -----      -----      -----      -----
Income before income taxes ......        4.5%       1.8%       2.4%       3.2%
Income tax expense ..............       (1.8%)     (0.7%)     (1.0%)     (1.2%)
                                       -----      -----      -----      -----
Net income ......................        2.7%       1.1%       1.4%       2.0%
                                       =====      =====      =====      =====

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the fiscal quarter ended March 31, 2002 were $73.7 million, an increase of $1.8 million or 2% compared to the prior year quarter. Residential seating sales were $52.2 million, an increase of $0.4 million or 1%. Recreational vehicle seating sales increased $1.5 million or 9% to $17.7 million. Commercial seating sales were $3.8 million, a decrease of $0.1 million or 4%.

Gross margin improved to 22.4% of net sales in the current year quarter from 20.3% of net sales in the prior year quarter. The gross margin improvement was due to changes in product mix, improved absorption of fixed costs and lower depreciation expense.

Selling, general and administrative expenses as a percentage of net sales were 18.2% and 18.8% for the current year quarter and prior year quarter, respectively. The higher percentage in the prior year was due primarily to bad debt expense.

The Company currently has three retail stores in operation, one in the Chicago area and two in the Indianapolis market. During the quarter ended March 31, 2002 the Company closed two retail stores, one each in the Chicago and Indianapolis market areas. The Company does not anticipate opening additional retail locations. The retail operations are experiencing operating losses, however staffing is now completed, advertising is in place and customer activity is improving at the remaining stores. The Company believes that operating retail stores will aid in assuring product introductions meet consumer requirements, test that its advertising and marketing materials are effective and will enhance sales by providing additional floor space to display its wide product line. Management will continue to evaluate the retail operations as cost effective measures to test retail-marketing initiatives.

The above factors resulted in current fiscal quarterly net income of $2.0 million or $0.33 per share compared to $0.8 million or $0.13 per share in the prior year quarter, a net increase of $1.2 million or $0.20 per share.

RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Net sales for the nine months ended March 31, 2002 were $202.8 million, a decrease of $13.1 million or 6% compared to the prior year nine month period. Residential seating sales decreased $10.5 million or 7% to $141.4 million. Recreational vehicle seating sales were $48.2 a decrease of $1.7 million or 3%. Commercial seating sales decreased $0.9 million or 6% to $13.2 million.

During the second fiscal quarter ended December 31, 2001 the Company announced a charge to cost of goods sold of $0.9 million or $0.09 per share after taxes for estimated facility closing costs. The facility closing costs consist of $0.4 million related to employee separations and facility exit costs, and $0.5 million for inventory and fixed asset write-downs. To date the Company has paid $0.1 million of the employee separation and facility exit costs.

The gross margin was 21.0% of net sales compared to 21.1% of net sales for the nine months ended March 31, 2002 and 2001, respectively. Increased health insurance costs and facility closing costs offset product mix margin improvement and lower depreciation expense.

In the second quarter of the current fiscal year the Company reported the recovery of previously written off accounts receivable of $0.5 million or $0.05 per share.

Excluding the recovery mentioned above selling, general and administrative expenses as a percentage of net sales were 19.1% and 18.2% for the current year period and prior year period, respectively. The increase in SG&A cost is primarily due to retail operations with five stores operating (prior to the closures discussed above) in the current fiscal year period and only two stores in the prior fiscal year period.

The above factors resulted in current fiscal year to date net income of $2.9 million or $0.48 per share compared to $4.4 million or $0.71 per share in the prior year, a decrease of $1.5 million or $0.23 per share from the prior year nine month period.

All earnings per share amounts are on a fully diluted basis.

Liquidity and Capital Resources:

Working capital at March 31, 2002 is $60.2 million, which includes cash, cash equivalents and investments of $17.1 million. Working capital increased by $4.8 million from the June 30, 2001 amount. Net cash provided by operating activities was $8.1 million during the first nine months of fiscal year 2002 versus $7.2 million in the first nine months of fiscal year 2001.

Capital expenditures were $0.5 million and $3.6 million during the first nine months of fiscal 2002 and 2001, respectively. The prior fiscal year to date capital expenditures includes $0.8 million of equipment and leasehold improvements acquired through settlement of a note receivable. The current period expenditures were incurred primarily for manufacturing equipment. The Company anticipates that minimal capital expenditures will be made during the next three months. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

Item 3. Quantitative and Qualitative Information About Market Risk

        Not applicable.


CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE
    OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to goals and expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission, news releases, and in its reports to stockholders.

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


                                                     FLEXSTEEL INDUSTRIES, INC.

Date: April 19, 2002                             By: /s/ R. J. Klosterman
      --------------                                 ---------------------------
                                                     R. J. Klosterman
                                                     Financial Vice President &
                                                     Principal Financial Officer