Form 10-K
period 2002-06-30
FLEXSTEEL INDUSTRIES INC
filed 2002-09-25
CIK 37472

FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from            to
                          Commission file number 0-5151

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
  (Address of principal executive offices)            (Zip Code)
       Registrant's telephone number, including area code: (563) 556-7730

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

                 -----------------------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 9, 2002 which is within 60 days prior to the date of filing:
              Common Stock, Par Value $1.00 Per Share: $44,838,000
         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 2002:

                      CLASS                          SHARES OUTSTANDING
         --------------------------------     --------------------------------
          Common Stock, $ 1.00 Par Value              6,238,006 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE
         PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDING JUNE 30, 2002 IN PARTS I, II, AND IV. IN PART III, PORTIONS OF THE REGISTRANT'S 2002 PROXY STATEMENT, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

Exhibit Index -- page 6

                                     PART I

ITEM 1. BUSINESS

(a)      GENERAL DEVELOPMENT OF BUSINESS
         The registrant was incorporated in 1929 and has been in the furniture seating business ever since. For more detailed information see the registrant's Annual Report for the Fiscal Year Ended June 30, 2002 which is incorporated herein by reference.

(b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
         The registrant's significant operating segment is the manufacture of upholstered seating. The second segment is the operation of three retail furniture stores. For more detailed financial information see the registrant's Annual Report for the Fiscal Year Ended June 30, 2002 which is incorporated herein by reference.

         The registrant's upholstered seating business has three primary areas of application -- residential seating, recreational vehicle seating and commercial seating. Set forth below, in tabular form, is information for the past three fiscal years showing the registrant's sales of upholstered seating attributable to each of the areas of application described above:

                   SALES FOR UPHOLSTERED SEATING APPLICATIONS

                                                           2002                 2001                 2000
                                                     -----------------    -----------------    -----------------
                                                      AMOUNT OF SALES      AMOUNT OF SALES      AMOUNT OF SALES
                                                     -----------------    -----------------    -----------------
               Residential Seating................     $193,200,000         $199,900,000         $185,100,000

               Recreational Vehicle Seating ......       67,900,000           66,400,000           94,500,000

               Commercial Seating ................       18,600,000           18,500,000           20,500,000
                                                      ----------------    -----------------    -----------------

               Upholstered Seating Total .........     $279,700,000         $284,800,000         $300,100,000
                                                      ================    =================    =================

(c)      NARRATIVE DESCRIPTION OF BUSINESS
         (1) (i), (ii), (vii) The registrant's primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds and convertible bedding units, some of which are for home, office, motorhome, travel trailer, vans, health care and hotels. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 3,000 furniture dealers (including three Company owned stores), department stores, recreational vehicle manufacturers and van converters, and hospitality and healthcare facilities. The registrant's products are also sold to several national chains, some of which sell on a private label basis.

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

                  (viii) The approximate dollar amounts of backlog of orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years are as follows:

                  JUNE 30, 2002       JUNE 30, 2001       JUNE 30, 2000
                  -------------       -------------       -------------
                    $30,000,000*        $25,700,000         $30,600,000

* All of this amount is expected to be filled in the fiscal year ending June 30, 2003.

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

                  FISCAL YEAR ENDING    EXPENDITURES
                  ------------------    ------------
                     June 30, 2002        $1,970,000
                     June 30, 2001        $2,090,000
                     June 30, 2000        $2,170,000

                  (xi) Approximately 2,300, 2,400, and 2,600 people were employed by the registrant as of June 30, 2002, June 30, 2001, and June 30, 2000, respectively.

(d)      FINANCIAL INFORMATION ABOUT DOMESTIC OPERATIONS

         Financial information about operations is set forth in the registrant's Annual Report for the Fiscal Year Ended June 30, 2002 which is incorporated herein by reference. The registrant has no foreign operations and makes minimal export sales.

ITEM 2. PROPERTIES

(a)      THE REGISTRANT OWNS OR LEASES THE FOLLOWING MANUFACTURING PLANTS:

                                        APPROXIMATE
                 LOCATION            SIZE (SQUARE FEET)                 PRINCIPAL OPERATIONS
         -----------------------    --------------------    --------------------------------------------
         Dubuque, Iowa                    853,000           Upholstered Furniture- Recreational Vehicle
                                                            - Metal Working
         Lancaster, Pennsylvania          216,000           Upholstered Furniture
         Riverside, California            236,000           Upholstered Furniture - Recreational Vehicle
         Harrison, Arkansas               123,000           Woodworking Plant
         New Paris, Indiana               168,000           Recreational Vehicle - Metal Working
         Dublin, Georgia                  242,400           Upholstered Furniture
         Starkville, Mississippi          349,000           Upholstered Furniture- Woodworking Plant

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

(b)      OIL AND GAS OPERATIONS: NONE.

ITEM 3. LEGAL PROCEEDINGS

         The Company has no material legal proceedings pending. All pending litigation is considered to be routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter ended June 30, 2002 no matter was submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the registrant, their ages, positions (in each case as of June 30, 2002), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

     NAME (AGE)                  POSITION (DATE FIRST BECAME OFFICER)
---------------------     ------------------------------------------------------------------------
K. B. Lauritsen (59)      President / Chief Executive Officer (November 1979)
E. J. Monaghan (63)       Executive Vice President / Chief Operating Officer (November 1979)
R. J. Klosterman (54)     Vice President Finance / Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (58)     Senior Vice President of Marketing (November 1979)
T. D. Burkart (59)        Senior Vice President of Vehicle Seating (February 1984)
P. M. Crahan (54)         Vice President (June 1989)
J. T. Bertsch (47)        Vice President (June 1989)

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The NASDAQ -- National Market System is the principal market on which the registrant's Common Stock is traded. The market prices for the stock and the dividends paid per common share for each quarterly period during the past two years is shown in the registrant's Annual Report for the Fiscal Year Ended June 30, 2002, and is incorporated herein by reference.

         The Company estimates there were approximately 1,800, 1,800, and 2,600 holders of Common Stock of the registrant as of June 30, 2002, June 30, 2001, and June 30, 2000, respectively.

ITEM 6. SELECTED FINANCIAL DATA

         This information is contained on page 6 in the registrant's Annual Report for the Fiscal Year Ended June 30, 2002, under the caption "Five Year Review" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis is contained on page 15 and page 16 in the registrant's Annual Report for the Fiscal Year Ended June 30, 2002 and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE INFORMATION ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company included in the financial report section of the Annual Report for the Fiscal Year Ended June 30, 2002, are incorporated herein by reference:

                                                                                                                   PAGE(S)
                                                                                                                  -----------
Consolidated Balance Sheets, June 30, 2002, 2001.............................................................         7
Consolidated Statements of Income and Comprehensive Income -Years Ended June 30, 2002, 2001, 2000............         8
Consolidated Statements of Changes in Shareholders' Equity - Years Ended June 30, 2002, 2001, 2000...........         9
Consolidated Statements of Cash Flows - Years Ended June 30, 2002, 2001, 2000................................        10
Quarterly Financial Data -- Years Ended June 30, 2002, 2001..................................................        14
Notes to Consolidated Financial Statements...................................................................      11 - 14
Independent Auditors' Report.................................................................................        15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 2002 there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

                                    PART III

ITEMS 10, 11, 12. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's fiscal 2002 definitive Proxy Statement to be filed with the Securities and Exchange Commission and are incorporated herein by reference. Executive officers are identified in Part I, item 4 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's fiscal 2002 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

         The financial statements of the registrant included in the Annual Report for the Fiscal Year Ended June 30, 2002, are incorporated herein by reference as set forth above in Item 8.

         (2)      Schedules

         The following financial schedules for the years ended 2002, 2001 and 2000 are submitted herewith:

                                  SCHEDULE VIII

                                    RESERVES
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

          COLUMN A              COLUMN B       COLUMN C       COLUMN D        COLUMN E
---------------------------   ------------   ------------   ------------    ------------
                                                             DEDUCTIONS
                               BALANCE AT     ADDITIONS         FROM          BALANCE
                              BEGINNING OF    CHARGED TO      RESERVES        AT CLOSE
DESCRIPTION                       YEAR          INCOME         (NOTE)         OF YEAR
---------------------------   ------------   ------------   ------------    ------------
Allowance for
Doubtful Accounts:

2002 ......................   $  1,950,000   $  1,581,000   ($   991,000)   $  2,540,000
                              ============   ============   ============    ============

2001 ......................   $  2,250,000   $  4,178,000   ($ 4,478,000)   $  1,950,000
                              ============   ============   ============    ============

2000 ......................   $  2,503,000   $    187,000   ($   440,000)   $  2,250,000
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

         4.1 Instruments defining the rights of security holders, including indentures. The issuer has not filed, but agrees to furnish upon request to the Commission copies of the Mississippi Industrial Development Revenue Bond Agreement issued regarding the issuer's facilities in Starkville, MS.

         10.1 1989 Stock Option Plan, as amended, incorporated by reference from the 1992 Flexsteel definitive proxy statement.*

         10.2 1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

         10.3 Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

         10.4 1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

         10.5 Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         10.6 Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         10.7 Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

         13       Annual Report for the Fiscal Year Ended June 30, 2002.

         22 2002 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 2002. However, the Nominating and Compensation Committee Report and Audit Committee Report are not incorporated herein as soliciting material or filed material.

         23.1     Independent Auditors' Report.

         23.2     Independent Auditors' Consent.

         99.1     Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.3     Form 11-K for the Fiscal Year Ended June 30, 2002.


                           *Management contracts and arrangements required to be filed pursuant to Item 14 (c) of this report.

(b)      REPORTS ON FORM 8-K
         On June 18, 2002, the Company filed a report on Form 8-K announcing the appointment of Eric S. Rangen to the Board of Directors.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    September 25, 2002                   FLEXSTEEL INDUSTRIES, INC.
       ----------------------


                                              By:   /S/ K. BRUCE LAURITSEN
                                                 ----------------------------
                                                      K. BRUCE LAURITSEN
                                              PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                             and
                                                 PRINCIPAL EXECUTIVE OFFICER

                                              By:    /S/ R. J. KLOSTERMAN
                                                 ----------------------------
                                                     RONALD J. KLOSTERMAN
                                                   VICE PRESIDENT OF FINANCE
                                                             and
                                                 PRINCIPAL FINANCIAL OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    September 25, 2002                             /S/ K. BRUCE LAURITSEN
     ---------------------------                     ---------------------------
                                                          K. Bruce Lauritsen
                                                               DIRECTOR


Date:    September 25, 2002                             /S/ EDWARD J. MONAGHAN
     ---------------------------                     ---------------------------
                                                          Edward J. Monaghan
                                                               DIRECTOR


Date:    September 25, 2002                            /S/ JAMES R. RICHARDSON
     ---------------------------                     ---------------------------
                                                          James R. Richardson
                                                               DIRECTOR


Date:    September 25, 2002                             /S/ JEFFREY T. BERTSCH
     ---------------------------                     ---------------------------
                                                           Jeffrey T. Bertsch
                                                               DIRECTOR


Date:    September 25, 2002                              /S/ L. BRUCE BOYLEN
     ---------------------------                     ---------------------------
                                                            L. Bruce Boylen
                                                               DIRECTOR


Date:    September 25, 2002                             /S/ PATRICK M. CRAHAN
     ---------------------------                     ---------------------------
                                                           Patrick M. Crahan
                                                               DIRECTOR


Date:    September 25, 2002                               /S/ LYNN J. DAVIS
     ---------------------------                     ---------------------------
                                                             Lynn J. Davis
                                                               DIRECTOR


Date:    September 25, 2002                             /S/ THOMAS E. HOLLORAN
     ---------------------------                     ---------------------------
                                                           Thomas E. Holloran
                                                               DIRECTOR


Date:    September 25, 2002                              /S/ MARVIN M. STERN
     ---------------------------                     ---------------------------
                                                            Marvin M. Stern
                                                               DIRECTOR


Date:    September 25, 2002                             /S/ ROBERT E. DEIGNAN
     ---------------------------                     ---------------------------
                                                           Robert E. Deignan
                                                               DIRECTOR


Date:    September 25, 2002                              /S/ ERIC S. RANGEN
     ---------------------------                     ---------------------------
                                                            Eric S. Rangen
                                                               DIRECTOR