Form 10-Q
period 2002-09-30
FLEXSTEEL INDUSTRIES INC
filed 2002-10-18
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the quarterly period ended September 30, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQURIED]
                 For the transition period from        to
                          Commission file number 0-5151


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







Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2002                6,238,006
                                                          -----------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                         September 30,        June 30,
                                                                            2002                2002
                                                                         -------------     -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................................    $  14,480,094     $   5,375,683
    Investments .....................................................       11,138,503        15,876,088
    Trade receivables - less allowance for doubtful accounts:
        September 30, 2002, $2,800,000;
        June 30, 2002, $2,540,000 ...................................       30,598,442        31,361,285
    Inventories .....................................................       32,512,669        30,322,288
    Deferred income taxes ...........................................        4,500,000         4,500,000
    Other ...........................................................        1,441,535         1,316,136
                                                                         -------------     -------------
Total current assets ................................................       94,671,243        88,751,480
PROPERTY, PLANT, AND EQUIPMENT
    At cost less accumulated depreciation:
    September 30, 2002, $64,604,237
    June 30, 2002, $63,674,333 ......................................       21,216,898        20,558,338
DEFERRED INCOME TAXES ...............................................          700,000           700,000
OTHER ASSETS ........................................................        8,301,590         8,739,940
                                                                         -------------     -------------
TOTAL ...............................................................    $ 124,889,731     $ 118,749,758
                                                                         =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade ............................................    $   9,514,530     $   4,876,260
Accrued liabilities:
    Payroll and related items .......................................        4,704,685         5,454,501
    Insurance .......................................................        7,505,610         7,066,148
    Restructuring ...................................................        1,714,129         1,700,609
    Other ...........................................................        7,062,010         6,775,889
Industrial revenue bonds payable ....................................          650,000           650,000
                                                                         -------------     -------------
Total current liabilities ...........................................       31,150,964        26,523,407
DEFERRED COMPENSATION ...............................................        4,632,286         4,509,782
                                                                         -------------     -------------
Total liabilities ...................................................       35,783,250        31,033,189
                                                                         -------------     -------------
SHAREHOLDERS' EQUITY:
    Cumulative preferred stock- $50 par value:
      authorized 60,000 shares: outstanding - none
    Undesignated (subordinated) stock - $1 par value:
      authorized 700,000 shares: outstanding - none
    Common Stock - $1 par value; authorized 15,000,000 shares;
        outstanding September 30, 2002, 6,238,006 shares;
        outstanding June 30, 2002, 6,198,551 shares .................        6,238,006         6,198,551
    Additional paid-in capital ......................................          974,989           492,223
    Retained earnings ...............................................       81,976,026        80,756,107
    Accumulated other comprehensive income (loss) ...................          (82,540)          269,688
                                                                         -------------     -------------
Total shareholders' equity ..........................................       89,106,481        87,716,569
                                                                         -------------     -------------
TOTAL ...............................................................    $ 124,889,731     $ 118,749,758
                                                                         =============     =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           -----------------------------
                                                                               2002             2001
                                                                           ------------     ------------
NET SALES .............................................................    $ 70,019,376     $ 63,207,570
COST OF GOODS SOLD ....................................................     (54,726,815)     (50,447,109)
                                                                           ------------     ------------
GROSS MARGIN ..........................................................      15,292,561       12,760,461
SELLING, GENERAL AND ADMINISTRATIVE ...................................     (12,677,317)     (12,704,168)
GAIN ON SALE OF LAND ..................................................         403,065
                                                                           ------------     ------------
OPERATING INCOME ......................................................       3,018,309           56,293
                                                                           ------------     ------------
OTHER:
     Interest and other income ........................................         315,339          258,622
     Interest expense .................................................          (2,788)          (8,022)
                                                                           ------------     ------------
Total .................................................................         312,551          250,600
                                                                           ------------     ------------

INCOME BEFORE INCOME TAXES ............................................       3,330,860          306,893
PROVISION FOR INCOME TAXES ............................................      (1,300,000)        (110,000)
                                                                           ------------     ------------
NET INCOME ............................................................    $  2,030,860     $    196,893
                                                                           ============     ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       BASIC ..........................................................       6,212,912        6,058,693
                                                                           ============     ============
       DILUTED ........................................................       6,323,010        6,112,397
                                                                           ============     ============

EARNINGS PER SHARE OF COMMON STOCK:
        BASIC .........................................................    $       0.33     $       0.03
                                                                           ============     ============
        DILUTED .......................................................    $       0.32     $       0.03
                                                                           ============     ============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                               2002             2001
                                                                           ------------     ------------
NET INCOME ............................................................    $  2,030,860     $    196,893
                                                                           ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
     Unrealized gains (losses) on securities arising during period ....        (584,748)        (516,857)
     Reclassification adjustment for losses included in net income ....          13,047           16,500
                                                                           ------------     ------------
Other comprehensive income (loss), before tax .........................        (571,701)        (500,357)
                                                                           ------------     ------------
INCOME TAX BENEFIT (EXPENSE):
Income tax benefit related to securities losses arising during period .         224,561          185,035
Income tax expense related to securities reclassification adjustment ..          (5,088)          (5,907)
                                                                           ------------     ------------
Income tax benefit related to other comprehensive income (loss) .......         219,473          179,128
                                                                           ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX .........................        (352,228)        (321,229)
                                                                           ------------     ------------
COMPREHENSIVE INCOME (LOSS) ...........................................    $  1,678,632     $   (124,336)
                                                                           ============     ============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                        Three Months Ended
                                                                           September 30,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  ------------     ------------
OPERATING ACTIVITIES:
Net Income ...................................................    $  2,030,860     $    196,893
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation .............................................       1,158,880        1,394,928
    (Gain) loss on disposition of capital assets .............        (422,065)         (15,530)
    Changes in operating assets and liabilities:
       Trade receivables .....................................         506,970       (1,661,612)
     Inventories .............................................      (2,190,381)         244,533
     Other current assets ....................................        (125,397)         500,585
     Other assets ............................................         (15,077)         (15,076)
     Accounts payable - trade ................................       4,638,270         (258,012)
     Accrued liabilities .....................................         482,120        1,212,547
     Deferred compensation ...................................         122,504          120,000
                                                                  ------------     ------------
Net cash provided by operating activities ....................       6,186,684        1,719,256
                                                                  ------------     ------------

INVESTING ACTIVITIES:
    Purchases of investments .................................      (2,877,801)      (4,139,734)
    Proceeds from sales of investments .......................       7,693,225          609,253
    Payments received from customers on notes ................         279,231           36,084
    Proceeds from sales of capital assets ....................         581,196           19,100
    Capital expenditures .....................................      (1,976,570)         (52,290)
                                                                  ------------     ------------
Net cash provided by (used in) investing activities ..........       3,699,281       (3,527,587)
                                                                  ------------     ------------

FINANCING ACTIVITIES:
    Dividends paid ...........................................        (805,785)        (784,447)
    Proceeds from issuance of common stock ...................          24,231           18,626
                                                                  ------------     ------------
Net cash used in financing activities ........................        (781,554)        (765,821)
                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents .............       9,104,411       (2,574,152)
Cash and cash equivalents at beginning of year ...............       5,375,683       10,048,562
                                                                  ------------     ------------
Cash and cash equivalents at end of period ...................    $ 14,480,094     $  7,474,410
                                                                  ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ................................................    $      2,700     $      8,500
     Income taxes ............................................    $  1,425,000     $     19,000


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. These financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

     DESCRIPTION OF BUSINESS - Flexsteel Industries, Inc. (the Company) manufactures a broad line of upholstered furniture for residential, recreational vehicle and commercial seating use. Products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, and convertible bedding units. The Company has two wholly owned subsidiaries: (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) Four Seasons, Inc. operates three retail furniture stores. All significant intercompany accounts and transactions have been eliminated.

2.   Inventories are categorized as follows:

                                                  September 30,      June 30,
                                                       2002            2002
                                                  -------------   -------------
     Raw materials ............................   $  15,025,296   $  15,623,962
     Work in process and finished parts .......       7,881,224       8,092,398
     Finished goods ...........................       9,606,149       6,605,928
                                                  -------------   -------------
                          Total ...............   $  32,512,669   $  30,322,288
                                                  =============   =============

3. EARNINGS PER SHARE - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 110,098 shares and 53,704 shares in quarters ended September 30, 2002 and 2001, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 9,000 and 136,000 shares of common stock were outstanding during the three months ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

4. ACCOUNTING DEVELOPMENTS - In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, along with certain other reporting standards. SFAS No. 144 was effective for the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 was effective for the Company on July 1, 2002. The adoption of the technical corrections contained in SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 will be effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

5. RESTRUCTURING - The Company established an accrual for restructuring liabilities in fiscal 2002 for estimated employee separation costs and facility closing costs related to the closure of (1) the Elkhart, Indiana manufacturing facility and (2) a retail store. The accrual includes estimated employee severance, inventory write-offs, and lease commitments with no future benefit to the Company. Utilization of the accrual may differ from the initial restructuring charge as amounts are paid and become known to the Company.

     The following table summarizes the activity related to the restructuring charges during the quarter ended September 30, 2002:

                                                                Employee      Facility
                                                               Separation      Closing
                                                                 Costs          Costs         Total
                                                               ----------    ----------    ----------
       Accrued restructuring costs at June 30, 2002 .......    $  431,793    $1,268,816    $1,700,609
       Recovery (utilization) for the period ended
          September 30, 2002 ..............................                      13,520        13,520
                                                               ----------    ----------    ----------
       Accrued restructuring costs at September 30, 2002 ..    $  431,793    $1,282,336    $1,714,129
                                                               ==========    ==========    ==========

6.   SEGMENTS - The Company operates in two reportable operating segments:
     (1) Seating Products and (2) Retail Stores. The Seating Products segment involves the manufacturing of a broad line of upholstered furniture for residential, recreational vehicle, and commercial seating markets. The Company's products are sold primarily throughout the United States by the Company's internal sales force and various independent representatives. The Retail Stores segment involves the operation of three retail furniture stores that offer the Company's residential seating products for sale directly to consumers. No single customer accounted for more than 10% of sales in either of the Company's two segments.

     Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

     Segment information for the quarter ended September 30, 2002 is as follows:

                                                              Seating         Retail
                                                              Products        Stores             Total
                                                            ------------    ------------     ------------
       Net sales .......................................    $ 68,735,969    $  1,283,407     $ 70,019,376
       Operating income (loss) .........................       3,283,946        (265,637)       3,018,309
       Depreciation ....................................       1,126,953          31,927        1,158,880
       Capital expenditures ............................       1,976,570               0        1,976,570
       Assets ..........................................     122,863,706       2,026,025      124,889,731

     Segment information for the quarter ended September 30, 2001 is as follows:

                                                              Seating         Retail
                                                              Products        Stores             Total
                                                            ------------    ------------     ------------
       Net sales .......................................    $ 61,693,453    $  1,514,117     $ 63,207,570
       Operating income (loss) .........................         636,292        (579,999)          56,293
       Depreciation ....................................       1,349,217          45,711        1,394,928
       Capital expenditures ............................          49,353           2,937           52,290
       Assets ..........................................     107,651,029       2,827,819      110,478,848

7. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
---------------------

Three months ended September 30, 2002 compared to three months ended September 30, 2001.

GENERAL:

The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. (the Company) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

CRITICAL ACCOUNTING POLICIES:

The discussion and analysis of the Company's consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Actual results may differ from these estimates under different assumptions or conditions.

USE OF ESTIMATES - the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, restructuring costs, warranties and income taxes.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the financial statements based on collection experience and actual returns and allowances.

INVENTORIES - the Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. Changes in the market conditions could require a write down of inventory.

SELF-INSURANCE PROGRAMS - the Company is self-insured for health care and most workers' compensation up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers' compensation. Losses are accrued based upon the Company's estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company.

RESTRUCTURING - the Company established an accrual for restructuring liabilities in fiscal 2002 for estimated employee separation costs and facility closing costs related to the closure of (1) the Elkhart, Indiana manufacturing facility and (2) a retail store. The accrual includes estimated employee severance, inventory write-offs, and lease commitments with no future benefit to the Company. Utilization of the accrual may differ from the initial restructuring charge as amounts are paid and become known to the Company.

WARRANTY EXPENSE - the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION - is upon delivery of product. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts.

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the first quarters ended September 30, 2002 and 2001. Amounts presented are percentages of the Company's net sales.

                                                        First Quarter Ended
                                                           September 30,
                                                       ---------------------
                                                          2002       2001
                                                       ---------   ---------

Net sales..........................................      100.0%     100.0%
Cost of goods sold.................................      (78.2)      (79.8)
                                                       ---------   ---------
Gross margin.......................................       21.8        20.2
Selling, general and administrative expense........      (18.1)      (20.1)
Gain on sale of land...............................        0.6
                                                       ---------   ---------
Operating income...................................        4.3         0.1
Other income, net..................................        0.5         0.4
                                                       ---------   ---------
Income before income taxes.........................        4.8         0.5
Income tax expense.................................       (1.9)       (0.2)
                                                       ---------   ---------
Net income.........................................        2.9%       0.3%
                                                       =========   =========

RESULTS OF OPERATIONS FOR THE QUARTER- Net sales for the quarter ended September 30, 2002 increased by $6.8 million or 10.8% compared to the prior year quarter. Residential sales volume increased $4.2 million or 10.2%. Recreational vehicle seating sales increased $3.1 million or 18.5%. Commercial seating volume decreased $0.5 million or 11.3%. The increase in net sales reflects a recovery in the economy and rising consumer confidence.

Gross margin increased $2.5 million to $15.3 million or 21.8% of net sales in the current quarter, from $12.8 million or 20.2% in the prior year quarter. The increase in gross margin largely reflects higher sales and production volume, which resulted in improved absorption of fixed costs and, to a lesser degree, changes in product mix.

Selling, general and administrative expenses as a percentage of net sales were 18.1% and 20.1% for the current quarter and prior year quarter, respectively. The cost percentage decrease was due to improved fixed cost absorption on the higher net sales.

During the current quarter, the Company sold land adjacent to its Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The above factors resulted in current fiscal quarter net income of $2.0 million or $0.32 per share. Excluding the current quarter gain on sale of land, net income was $1.8 million or $0.28 per share, significantly higher than the prior year quarter of $0.2 million or $0.03 per share, an increase of $1.6 million or $0.25 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources:
-------------------------------

Working capital at September 30, 2002 was $63.5 million, which includes cash, cash equivalents and investments of $25.6 million. Working capital increased by $1.3 million from the June 30, 2002 amount.

Cash, cash equivalents and investments increased by $4.4 million during the quarter ended September 30, 2002. Net cash provided by operating activities was $6.2 million during the current quarter versus $1.7 million in the prior year quarter. The increase in cash and cash equivalents primarily resulted from the maturity of certain short-term investments and an increase in accounts payable.

Capital expenditures were $2.0 million during the first three months of fiscal year 2003 and $0.1 million in the prior year quarter. The current quarter expenditures were incurred primarily for manufacturing equipment and delivery equipment. During the next nine months, it is anticipated that $1.0 million will be spent on manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

Item 3. Quantitative and Qualitative Information About Market Risk

        Not applicable

Item 4. Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures on October 8, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-Q for the quarterly period ended September 30, 2002.

Subsequent to October 8, 2002 through the date of this filing of Form 10-Q for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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


                                               FLEXSTEEL INDUSTRIES, INC.

Date: October 18, 2002                  By:    /S/ R. J. Klosterman
      ----------------                         ---------------------------------
                                               R.J. Klosterman
                                               Financial Vice President &
                                               Principal Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, K. Bruce Lauritsen, Chief Executive Officer of Flexsteel Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Flexsteel Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 18, 2002
      ----------------------


                                        By:   /S/ K. BRUCE LAURITSEN
                                            ------------------------------------
                                              K. Bruce Lauritsen
                                              Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, Ronald J. Klosterman, Chief Financial Officer of Flexsteel Industries, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Flexsteel Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 18, 2002
      ----------------------


                                        By:   /S/ R. J. KLOSTERMAN
                                            ------------------------------------
                                              Ronald J. Klosterman
                                              Chief Financial Officer