Form 10-Q
period 2002-12-31
FLEXSTEEL INDUSTRIES INC
filed 2003-02-07
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   [NO FEE REQUIRED] For the quarterly period
                             ended December 31, 2002
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ____________ to ____________
                          Commission file number 0-5151


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



Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2002                          6,270,752
                                                                 ---------------

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                December 31,       June 30,
                                                                                   2002              2002
                                                                               -------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ............................................    $  16,741,737     $   5,375,683
     Investments ..........................................................        7,314,037        15,876,088
     Trade receivables - less allowance for doubtful accounts:
         December 31, 2002, $2,560,000;
         June 30, 2002, $2,540,000 ........................................       27,370,533        31,361,285
     Inventories ..........................................................       31,927,201        30,322,288
     Deferred income taxes ................................................        4,320,000         4,500,000
     Other ................................................................        3,058,217         1,316,136
                                                                               -------------     -------------
Total current assets ......................................................       90,731,725        88,751,480
PROPERTY, PLANT, AND EQUIPMENT
     At cost less accumulated depreciation:
     December 31, 2002, $65,557,351; ......................................       21,368,474        20,558,338
     June 30, 2002, $63,674,333
DEFERRED INCOME TAXES .....................................................          880,000           700,000
OTHER ASSETS ..............................................................        8,241,734         8,739,940
                                                                               -------------     -------------
TOTAL .....................................................................    $ 121,221,933     $ 118,749,758
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade ..................................................    $   3,936,603     $   4,876,260
Accrued liabilities:
     Payroll and related items ............................................        4,594,981         5,454,501
     Insurance ............................................................        9,275,563         7,066,148
     Restructuring ........................................................        1,404,738         1,700,609
     Other ................................................................        5,838,712         6,775,889
Industrial revenue bonds payable ..........................................          650,000           650,000
                                                                               -------------     -------------
Total current liabilities .................................................       25,700,597        26,523,407
DEFERRED COMPENSATION .....................................................        4,661,253         4,509,782
                                                                                                 -------------
Total liabilities .........................................................       30,361,850        31,033,189
                                                                               -------------     -------------
SHAREHOLDERS' EQUITY:
     Cumulative preferred stock - $50 par value:
         authorized 60,000 shares:  outstanding - none
     Undesignated (subordinated) stock - $1 par value:
         authorized 700,000 shares:  outstanding - none
     Common stock - $1 par value; authorized 15,000,000 shares; outstanding
         December 31, 2002, 6,270,752 shares;
         outstanding June 30, 2002,  6,198,551 shares .....................        6,270,752         6,198,551
     Additional paid-in capital ...........................................        1,230,481           492,223
     Retained earnings ....................................................       83,378,011        80,756,107
     Accumulated other comprehensive income (loss) ........................          (19,161)          269,688
                                                                               -------------     -------------
Total shareholders' equity ................................................       90,860,083        87,716,569
                                                                               -------------     -------------
TOTAL .....................................................................    $ 121,221,933     $ 118,749,758
                                                                               =============     =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                  -------------------------------     -------------------------------
                                                       2002              2001              2002              2001
                                                  -------------     -------------     -------------     -------------
NET SALES ....................................    $  73,580,061     $  65,826,772     $ 143,599,437     $ 129,034,342
COST OF GOODS SOLD ...........................      (56,214,774)      (52,599,938)     (110,941,589)     (103,047,047)
                                                  -------------     -------------     -------------     -------------
GROSS MARGIN .................................       17,365,287        13,226,834        32,657,848        25,987,295
SELLING, GENERAL AND
  ADMINISTRATIVE .............................      (14,007,513)      (12,304,638)      (26,684,830)      (25,008,806)
GAIN ON SALE OF LAND .........................                                              403,065
                                                  -------------     -------------     -------------     -------------
OPERATING INCOME .............................        3,357,774           922,196         6,376,083           978,489
                                                  -------------     -------------     -------------     -------------
OTHER:
     Interest and other income ...............          291,729           224,833           607,068           483,455
     Interest expense ........................           (3,260)           (6,271)           (6,048)          (14,293)
                                                  -------------     -------------     -------------     -------------
Total ........................................          288,469           218,562           601,020           469,162
                                                  -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES ...................        3,646,243         1,140,758         6,977,103         1,447,651
PROVISION FOR INCOME TAXES ...................       (1,430,000)         (430,000)       (2,730,000)         (540,000)
                                                  -------------     -------------     -------------     -------------
NET INCOME ...................................    $   2,216,243     $     710,758         4,247,103     $     907,651
                                                  =============     =============     =============     =============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC .................................        6,247,512         6,072,020         6,230,212         6,065,357
                                                  =============     =============     =============     =============
       DILUTED ...............................        6,358,711         6,120,703         6,340,860         6,116,550
                                                  =============     =============     =============     =============

EARNINGS PER SHARE OF COMMON
  STOCK:
       BASIC .................................    $        0.35     $        0.12     $        0.68     $        0.15
                                                  =============     =============     =============     =============
       DILUTED ...............................    $        0.35     $        0.12     $        0.67     $        0.15
                                                  =============     =============     =============     =============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                         Three Months Ended                   Six Months Ended
                                                            December 31,                        December 31,
                                                  -------------------------------     -------------------------------
                                                       2002              2001              2002              2001
                                                  -------------     -------------     -------------     -------------
NET INCOME ...................................    $   2,216,243     $     710,758     $   4,247,103     $     907,651
                                                  -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME
   (LOSS), BEFORE TAX:
      Unrealized gains (losses) on securities
         arising during period ...............          126,040           353,265          (458,708)         (163,592)
      Reclassification adjustment for losses
         (gains) included in net income ......          (22,140)          (32,669)           (9,093)          (16,169)
                                                  -------------     -------------     -------------     -------------
Other comprehensive income (loss), before tax           103,900           320,596          (467,801)         (179,761)
                                                  -------------     -------------     -------------     -------------
INCOME TAX BENEFIT (EXPENSE):
Income tax benefit (expense) related to
   securities losses arising during period ...          (49,156)         (130,709)          175,405            54,326
Income tax benefit related to securities
   reclassification adjustment ...............            8,635            12,088             3,547             6,181
                                                  -------------     -------------     -------------     -------------
Income tax benefit (expense) related to other
   comprehensive income (loss) ...............          (40,521)         (118,621)          178,952            60,507
                                                  -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX ........................           63,379           201,975          (288,849)         (119,254)
                                                  -------------     -------------     -------------     -------------
COMPREHENSIVE INCOME .........................    $   2,279,622     $     912,733     $   3,958,254     $     788,397
                                                  =============     =============     =============     =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                ------------     ------------
OPERATING ACTIVITIES:
Net income .................................................................    $  4,247,103     $    907,651
Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation ...........................................................       2,422,486        2,795,586
    Restructuring (income) charges .........................................         (56,793)         890,000
    Gain on disposition of capital assets ..................................        (402,520)         (23,537)
    Changes in operating assets and liabilities:
        Trade receivables ..................................................       3,779,036        4,078,434
        Inventories ........................................................      (1,604,913)         765,595
        Other current assets ...............................................      (1,742,080)           9,223
        Other assets .......................................................         (15,077)         (15,076)
        Accounts payable - trade ...........................................        (939,657)      (2,358,468)
        Accrued liabilities ................................................         663,154        1,092,491
        Deferred compensation ..............................................         151,471          431,716
                                                                                ------------     ------------
Net cash provided by operating activities ..................................       6,502,210        8,573,615
                                                                                ------------     ------------

INVESTING ACTIVITIES:
    Purchases of investments ...............................................      (9,771,812)      (5,805,518)
    Proceeds from sales of investments .....................................      18,467,271        4,714,194
    Payments received from customers on notes receivable ...................         302,743           78,997
    Proceeds from sales of capital assets ..................................         612,121           27,650
    Capital expenditures ...................................................      (3,442,222)        (204,839)
                                                                                ------------     ------------
Net cash provided by (used in) investing activities ........................       6,168,101       (1,189,516)
                                                                                ------------     ------------

FINANCING ACTIVITIES:
    Dividends paid .........................................................      (1,616,726)      (1,573,568)
    Proceeds from issuance of common stock .................................         312,469           36,585
                                                                                ------------     ------------
Net cash used in financing activities ......................................      (1,304,257)      (1,536,983)
                                                                                ------------     ------------

Increase in cash and cash equivalents ......................................      11,366,054        5,847,116
Cash and cash equivalents at beginning of year .............................       5,375,683       10,048,562
                                                                                ------------     ------------
Cash and cash equivalents at end of period .................................    $ 16,741,737     $ 15,895,678
                                                                                ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ..............................................................    $      5,700     $     15,000
     Income taxes ..........................................................    $  4,151,000     $    189,000

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. These consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

     DESCRIPTION OF BUSINESS - Flexsteel Industries, Inc. (the Company) manufactures a broad line of upholstered furniture for residential, recreational vehicle and commercial seating use. Products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, and convertible bedding units. The Company has two wholly owned subsidiaries: (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) Four Seasons, Inc. operates two retail furniture stores. All significant intercompany accounts and transactions have been eliminated.

2.   The inventories are categorized as follows:

                                                    December 31,       June 30,
                                                        2002            2002
                                                    ------------    ------------
     Raw materials..............................    $ 15,159,329    $ 15,623,962
     Work in process and finished parts.........       8,294,030       8,092,398
     Finished goods.............................       8,473,842       6,605,928
                                                    ------------    ------------
                          Total.................    $ 31,927,201    $ 30,322,288
                                                    ============    ============

3. EARNINGS PER SHARE - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 111,199 shares and 48,683 shares in quarters ended and 110,648 and 51,193 shares in the six months ended December 31, 2002 and 2001, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 163,050 and 136,000 shares of common stock were outstanding during the three and six months ended December 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

4. ACCOUNTING DEVELOPMENTS - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, along with certain other reporting standards. SFAS No. 144 was effective for the Company on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 6).

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, WHICH AMENDS SFAS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. However, the Company has early adopted the disclosure provisions of SFAS No. 148 (see Note 5).

5. STOCK OPTIONS - The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At December 31, 2002, 593,400 shares were available for future grants. The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                     Three Months Ended                 Six Months Ended
                                                        December 31,                      December 31,
                                               -----------------------------     ----------------------------
                                                    2002            2001              2002            2001
                                               -------------     -----------     -------------     ----------
     Net income, as reported                   $   2,216,243     $   710,758     $   4,247,103        907,651
     Deduct:  Total stock-based employee
         compensation  expense determined
         under fair value method for all
         awards, net of related tax effects         (286,000)       (162,000)         (286,000)      (162,000)
                                               -------------     -----------     -------------     ----------

     Pro forma net income                      $   1,930,243     $   548,758     $   3,961,103        745,651
                                               =============     ===========     =============     ==========

     Earnings per share:
          Basic - as reported                  $        0.35  $         0.12  $           0.68           0.15
          Basic - pro forma                             0.31            0.09              0.64           0.12

          Diluted - as reported                         0.35            0.12              0.67           0.15
          Diluted - pro forma                           0.30            0.09              0.62           0.12

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002, respectively; dividend yield of 3.3% and 5.0%; expected volatility of 24.8% and 24.8%; risk-free interest rates of 4.1% and 6.5%; and an expected life of 10 years on all options. The Company does not anticipate that additional options will be granted during fiscal 2003.

6. ACCRUED WARRANTY COSTS - The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the companies product warranty liability:

     Accrued warranty costs at June 30, 2002................      $    500,000
     Payments made for warranty costs.......................        (1,596,630)
     Accrual for product warranty...........................         1,596,630
                                                                  ------------
     Accrued warranty costs at December 31, 2002............      $    500,000
                                                                  ============

7. RESTRUCTURING - The Company established an accrual for restructuring liabilities in fiscal 2002 for estimated employee separation costs and facility closing costs related to the closure of (1) the Elkhart, Indiana manufacturing facility and (2) a retail store. The accrual includes estimated employee severance, inventory write-offs, and lease commitments with no future benefit to the Company. Utilization of the accrual may differ from the initial restructuring charge as amounts are paid and become known to the Company.

     The following table summarizes the activity related to the restructuring charges during the six months ended December 31, 2002:

                                                               Employee        Facility
                                                              Separation       Closing
                                                                Costs           Costs           Total
                                                             -----------     -----------     -----------
      Accrued restructuring costs at June 30, 2002 ......    $   431,793     $ 1,268,816     $ 1,700,609
      Restructuring (income) charges for the period ended
         December 31, 2002 ..............................       (431,793)        375,000         (56,793)
      Recovery (utilization) for the period ended
         December 31, 2002 ..............................                       (239,078)       (239,078)
                                                             -----------     -----------     -----------
      Accrued restructuring costs at December 31, 2002 ..              0     $ 1,404,738     $ 1,404,738
                                                             ===========     ===========     ===========

8. SEGMENTS - The Company operates in two reportable operating segments: (1) Seating Products and (2) Retail Stores. The Seating Products segment involves the manufacturing of a broad line of upholstered furniture for residential, recreational vehicle, and commercial seating markets. The Company's products are sold primarily throughout the United States by the Company's internal sales force and various independent representatives. The Retail Stores segment involves the operation of two retail furniture stores that offer the Company's residential seating products for sale directly to consumers. No single customer accounted for more than 10% of sales in either of the Company's two segments.

      Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

      Segment information for the three-month periods ended December 31 is as follows:

                                                 December 31, 2002                                 December 31, 2001
                                   ----------------------------------------------    -----------------------------------------------
                                      Seating         Retail                            Seating           Retail
                                     Products         Stores            Total          Products           Stores           Total
                                   -------------    -----------     -------------    -------------     ------------    -------------
     Net sales...................  $  71,857,995    $ 1,722,066     $  73,580,061    $  63,991,093        1,835,679       65,826,772
     Operating income (loss).....      3,895,579       (537,805)        3,357,774        1,649,544         (613,516)       1,036,028
     Depreciation................      1,235,082         28,524         1,263,606        1,353,059           47,599        1,400,658
     Capital expenditures........      1,465,652                        1,465,652          112,666           39,883          152,549

     Segment information for the six-month periods ended December 31 is as follows:

                                                 December 31, 2002                                 December 31, 2001
                                   ----------------------------------------------    -----------------------------------------------
                                      Seating         Retail                            Seating           Retail
                                     Products         Stores            Total          Products           Stores           Total
                                   -------------    -----------     -------------    -------------     ------------    -------------
     Net sales...................  $ 140,593,964  $  3,005,473        143,599,437    $ 125,684,546        3,349,796    $ 129,034,342
     Operating income (loss).....      7,179,525      (803,442)         6,376,083        2,285,836       (1,193,515)       1,092,321
     Depreciation................      2,362,035        60,451          2,422,486        2,702,276           93,310        2,795,586
     Capital expenditures........      3,442,222                        3,442,222          162,019           42,820          204,839
     Assets......................    119,839,054     1,382,879        121,221,933      106,958,167        2,180,456      109,138,623

9. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
----------------------

GENERAL:

The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. (the Company) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

CRITICAL ACCOUNTING POLICIES:

The discussion and analysis of the Company's consolidated financial statements and results of operation are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Actual results may differ from these estimates under different assumptions or conditions.

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

INVENTORIES - the Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. Changes in the market conditions could require a write down of inventory.

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

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the fiscal second quarter and six-month periods ended December 31, 2002 and 2001. Amounts presented are percentages of the Company's net sales.

                                                            Second Quarter Ended                   Six Months Ended
                                                                December 31,                         December 31,
                                                       --------------------------------    ----------------------------------
                                                           2002               2001             2002                2001
                                                       -------------       ------------    -------------       --------------
   Net sales......................................        100.0%              100.0%          100.0%              100.0%
   Cost of goods sold.............................        (76.5%)             (79.9%)         (77.3%)             (79.9%)
                                                       -------------       ------------    -------------       --------------
   Gross margin...................................         23.5%               20.1%           22.7%               20.1%
   Selling, general and administrative............        (19.0%)             (18.7%)         (18.6%)             (19.4%)
   Gain on sale of land...........................                                              0.3%
                                                       -------------       ------------    -------------       --------------
   Operating income...............................          4.5%                1.4%            4.4%                0.7%
   Other income, net..............................          0.4%                0.3%            0.5%                0.4%
                                                       -------------       ------------    -------------       --------------
   Income before income taxes.....................          4.9%                1.7%            4.9%                1.1%
   Provision for income taxes.....................         (1.9%)              (0.6%)          (1.9%)              (0.4%)
                                                       -------------       ------------    -------------       --------------
   Net income.....................................          3.0%                1.1%            3.0                 0.7%
                                                       =============       ============    =============       ==============

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended December 31, 2002 increased by $7.8 million or 11.8% compared to the prior year quarter. Residential seating sales volume increased $3.1 million or 6.5%. Recreational vehicle seating sales increased $3.9 million or 28.5%. Commercial seating sales increased $0.7 million or 16.2%. The increase in net sales reflects some improvement in consumer confidence for residential seating and the industry improvement for vehicle seating products.

During the quarter ended December 31, 2001, the Company recorded a charge of $0.9 million to cost of goods sold for estimated facility closing costs. Because the Company has been able to lease the facility to a third party that has employed most of the former employees, the Company has recorded a credit to cost of goods sold of $0.4 million during the quarter ended December 31, 2002.

Excluding the facility closing costs described in the preceding paragraph, gross margin increased $2.8 million to $16.9 million or 23.0% of net sales in the current quarter, from $14.1 million or 21.4% in the prior year quarter. The increase in gross margin largely reflects higher sales and production volume, which resulted in improved absorption of fixed costs and, to a lesser degree, changes in product mix.

Selling, general and administrative expenses as a percentage of net sales were 19.0% and 18.7% for the current quarter and prior year quarter, respectively. During the quarter ended December 31, 2002 the Company finalized an agreement on a closed retail store, and as a result, has recorded a facility closing charge of $0.4 million to selling, general and administrative expense or 0.5% of net sales. In the current quarter, higher advertising costs were offset by improved fixed cost absorption on higher net sales.

The above factors resulted in current fiscal quarter net income of $2.2 million or $0.35 per share compared to $0.7 million or $0.12 per share in the prior year quarter, a net increase of $1.5 million or $0.23 per share. Excluding the facility closing cost items described above, net income improved $0.9 million or $0.13 per share.

All earnings per share amounts are on a diluted basis.

RESULTS OF OPERATIONS FOR THE LAST SIX MONTHS - Net sales for the six-months ended December 31, 2002 increased by $14.6 million or 11.3% compared to the prior year six-month period. Residential seating sales volume increased $7.3 million or 8.2%. Recreational vehicle seating sales increased $7.0 million or 23.0%. Commercial seating sales increased $0.2 million or 2.1%. The increase in net sales reflects improved industry performance for vehicle seating products and modest market share gains for residential products.

Excluding the facility closing adjustments described above, gross margin increased $5.3 million to $32.2 million or 22.4% of sales in the current period from $26.9 million or 20.8% of sales in the prior year period. The increase in gross margin reflects changes in product mix and improved absorption of fixed costs from higher sales and production volume.

Selling, general and administrative expenses as a percentage of sales were 18.6% and 19.4% for the current year and prior year, respectively. The cost percentage decrease was primarily due to improved fixed cost absorption on the higher net sales.

During the first quarter of fiscal 2003, the Company sold land adjacent to the Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The above factors resulted in current fiscal year to date net income of $4.2 million or $0.67 per share compared to $0.9 million or $0.15 per share in the prior year period, an increase of $3.3 million or $0.52 per share from the prior year six-month period. Excluding the first quarter gain on sale of land and the facility closing adjustment described above, net income was $4.0 million or $0.63 per share, significantly higher than the prior year period of $1.5 million or $0.24 per share, an increase of $2.5 million or $0.39 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources:
--------------------------------

Working capital at December 31, 2002 was $65.0 million, which includes cash, cash equivalents and investments of $24.1million. Working capital increased by $2.8 million or 5% from June 30, 2002.

During the six-month period ended December 31, 2002, cash, cash equivalents, and investments increased by $2.8 million. Operating activities provided $6.5 million in cash that was primarily used to invest $3.4 million for capital assets and to pay dividends of $1.6 million.

The Company believes its low debt position coupled with adequate cash, cash equivalents, and investments adds a stabilizing effect to its operations. The Company's liquidity and capital resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.


Item 3. Quantitative and Qualitative Information About Market Risk.

Not applicable


Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time-to-time make written or oral forward-looking statements with respect to long-term goals of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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


PART II OTHER INFORMATION


Item 5. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 9, 2002, Proposals 1, 2 and 3 set forth in the Board of Directors' definitive Proxy Statement dated October 29, 2002 were approved and adopted by the stockholders as follows:

Proposal 1 (Election of Directors): K. Bruce Lauritsen: For 5,953,811, Withheld 1,319, Abstentions and Broker Non-votes 32,455. L. Bruce Boylen: For 5,953,696, Withheld 1,434, Abstentions and Broker Non-votes 32,455. Thomas E. Holloran: For 5,739,636, Withheld 215,494, Abstentions and Broker Non-votes 32,455. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Edward J. Monaghan, Jeffrey T. Bertsch, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, Jim R. Richardson, Patrick M. Crahan, Marvin M. Stern, Robert E. Deignan and Eric S. Rangen.

Proposal 2 (Approval of the 2002 Stock Option Plan): For: 4,563,749, Against:
229,950, and Abstain: 474,138, and Broker Non-votes 719,748.

Proposal 3 (Appointment of Deloitte & Touche LLP as Independent Auditors): For:
5,941,944, Against: 31,008, and Abstain: 14,333.


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



Date: February 7, 2003                           By:     /s/ R. J. Klosterman
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


Date:      February 7, 2003
      ------------------------


                                                   By:  /S/ K. Bruce Lauritsen
                                                       -------------------------
                                                         K. Bruce Lauritsen
                                                         Chief Executive Officer

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


Date:      February 7, 2003
      ------------------------

                                                  By:    /S/ R. J. Klosterman
                                                      --------------------------
                                                         Ronald J. Klosterman
                                                         Chief Financial Officer