Form 10-Q
period 2003-03-31
FLEXSTEEL INDUSTRIES INC
filed 2003-04-17
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the quarterly period ended March 31, 2003
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from           to
                          Commission file number 0-5151


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_. No ___.



Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2003                              6,277,378
                                                                   -------------

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31,         June 30,
                                                                       2003              2002
                                                                   -------------     -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ................................    $  12,314,378     $   5,375,683
     Investments ..............................................       12,205,220        15,876,088
     Trade receivables - less allowance for doubtful accounts:
         March 31, 2003, $2,550,000;
         June 30, 2002, $2,540,000 ............................       28,871,491        31,361,285
     Inventories ..............................................       31,379,961        30,322,288
     Deferred income taxes ....................................        4,200,000         4,500,000
     Other ....................................................        2,410,753         1,316,136
                                                                   -------------     -------------
Total current assets ..........................................       91,381,803        88,751,480
PROPERTY, PLANT, AND EQUIPMENT
     At cost less accumulated depreciation:
     March 31, 2003, $65,260,998;
     June 30, 2002, $63,674,333 ...............................       20,724,881        20,558,338
DEFERRED INCOME TAXES .........................................        1,030,000           700,000
OTHER ASSETS ..................................................        8,661,071         8,739,940
                                                                   -------------     -------------
TOTAL .........................................................    $ 121,797,755     $ 118,749,758
                                                                   =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade ......................................    $   4,778,334     $   4,876,260
Accrued liabilities:
     Payroll and related items ................................        6,564,345         5,958,505
     Insurance ................................................        7,752,739         6,562,144
     Restructuring ............................................        1,377,834         1,700,609
     Other ....................................................        5,087,785         6,775,889
Industrial revenue bonds payable ..............................                            650,000
                                                                   -------------     -------------
Total current liabilities .....................................       25,561,037        26,523,407
DEFERRED COMPENSATION .........................................        4,723,075         4,509,782
                                                                   -------------     -------------
Total liabilities .............................................       30,284,112        31,033,189
                                                                   -------------     -------------
SHAREHOLDERS' EQUITY:
     Cumulative preferred stock - $50 par value:
         authorized 60,000 shares:  outstanding - none
     Undesignated (subordinated) stock - $1 par value:
         authorized 700,000 shares:  outstanding - none
     Common stock - $1 par value; authorized 15,000,000 shares;
         outstanding March 31, 2003, 6,277,378 shares;
         outstanding June 30, 2002,  6,198,551 shares .........        6,277,378         6,198,551
     Additional paid-in capital ...............................        1,319,317           492,223
     Retained earnings ........................................       83,982,937        80,756,107
     Accumulated other comprehensive income (loss) ............          (65,989)          269,688
                                                                   -------------     -------------
Total shareholders' equity ....................................       91,513,643        87,716,569
                                                                   -------------     -------------
TOTAL .........................................................    $ 121,797,755     $ 118,749,758
                                                                   =============     =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                            March 31,                           March 31,
                                                -------------------------------     -------------------------------
                                                     2003              2002              2003              2002
                                                -------------     -------------     -------------     -------------
NET SALES ..................................    $  73,461,304     $  73,742,322     $ 217,060,741     $ 202,776,664
COST OF GOODS SOLD .........................      (58,007,914)      (57,212,434)     (168,949,503)     (160,259,481)
                                                -------------     -------------     -------------     -------------

GROSS MARGIN ...............................       15,453,390        16,529,888        48,111,238        42,517,183
SELLING, GENERAL AND
  ADMINISTRATIVE ...........................      (13,182,685)      (13,504,961)      (39,867,515)      (38,513,767)
GAIN ON SALE OF LAND .......................                                              403,065
                                                -------------     -------------     -------------     -------------
OPERATING INCOME ...........................        2,270,705         3,024,927         8,646,788         4,003,416
                                                -------------     -------------     -------------     -------------
OTHER:
     Interest and other income .............          265,467           264,382           872,535           747,837
     Interest expense ......................          (95,187)           (4,491)         (101,235)          (18,784)
                                                -------------     -------------     -------------     -------------
Total ......................................          170,280           259,891           771,300           729,053
                                                -------------     -------------     -------------     -------------
INCOME BEFORE INCOME TAXES .................        2,440,985         3,284,818         9,418,088         4,732,469
PROVISION FOR INCOME TAXES .................       (1,020,000)       (1,270,000)       (3,750,000)       (1,810,000)
                                                -------------     -------------     -------------     -------------
NET INCOME .................................    $   1,420,985     $   2,014,818     $   5,668,088     $   2,922,469
                                                =============     =============     =============     =============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC ...............................        6,275,729         6,077,766         6,245,384         6,069,493
                                                =============     =============     =============     =============
       DILUTED .............................        6,394,339         6,151,621         6,358,686         6,128,240
                                                =============     =============     =============     =============

EARNINGS PER SHARE OF COMMON
  STOCK:
       BASIC ...............................    $        0.23     $        0.33     $        0.91     $        0.48
                                                =============     =============     =============     =============
       DILUTED .............................    $        0.22     $        0.33     $        0.89     $        0.48
                                                =============     =============     =============     =============

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       Three Months Ended                   Nine Months Ended
                                                            March 31,                           March 31,
                                                -------------------------------     -------------------------------
                                                     2003              2002              2003              2002
                                                -------------     -------------     -------------     -------------
NET INCOME .................................    $   1,420,985     $   2,014,818     $   5,668,088     $   2,922,469
                                                -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME
   (LOSS), BEFORE TAX:
      Unrealized losses on securities
         arising during period .............          (82,810)         (136,401)         (541,518)         (299,993)
      Reclassification adjustment for losses
         (gains) included in net income ....            4,240             4,500            (4,853)          (11,669)
                                                -------------     -------------     -------------     -------------
Other comprehensive loss, before tax .......          (78,570)         (131,901)         (546,371)         (311,662)
                                                -------------     -------------     -------------     -------------
INCOME TAX BENEFIT (EXPENSE):
Income tax benefit related to securities
   losses arising during period ............           33,396            52,051           208,801           106,377
Income tax benefit (expense) related to
   securities reclassification adjustment ..           (1,654)           (1,665)            1,893             4,516
                                                -------------     -------------     -------------     -------------
Income tax benefit related to other
   comprehensive income (loss) .............           31,742            50,386           210,694           110,893
                                                -------------     -------------     -------------     -------------
OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX ......................          (46,828)          (81,515)         (335,677)         (200,769)
                                                -------------     -------------     -------------     -------------
COMPREHENSIVE INCOME .......................    $   1,374,157     $   1,933,303     $   5,332,411     $   2,721,700
                                                =============     =============     =============     =============

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                  Nine Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                                2003             2002
                                                            ------------     ------------
OPERATING ACTIVITIES:
Net income .............................................    $  5,668,088     $  2,922,469
Adjustments to reconcile net income to net cash
    provided by operating activities ...................
    Depreciation .......................................       3,593,532        3,894,335
    Restructuring charges ..............................          45,207          890,000
    (Gain) loss on disposition of capital assets .......        (414,693)          48,091
    Changes in operating assets and liabilities:
        Trade receivables ..............................       2,270,733       (4,413,411)
        Inventories ....................................      (1,057,673)       2,527,738
        Other current assets ...........................      (1,124,614)         443,847
        Other assets ...................................        (152,253)        (152,143)
        Accounts payable - trade .......................         (97,926)      (2,012,130)
        Accrued liabilities ............................         255,093        3,418,929
        Deferred compensation ..........................         213,293          496,015
                                                            ------------     ------------
Net cash provided by operating activities ..............       9,198,787        8,063,740
                                                            ------------     ------------

INVESTING ACTIVITIES:
    Purchases of investments ...........................     (18,791,159)     (11,858,958)
    Proceeds from sales of investments .................      22,247,544        4,805,786
    Payments received from customers on notes receivable         328,987          284,097
    Proceeds from sales of capital assets ..............         624,171           46,352
    Capital expenditures ...............................      (3,996,582)        (539,133)
                                                            ------------     ------------
Net cash provided by (used in) investing activities ....         412,961       (7,261,856)
                                                            ------------     ------------

FINANCING ACTIVITIES:
    Repayment of borrowings ............................        (650,000)
    Dividends paid .....................................      (2,430,983)      (3,156,161)
    Proceeds from issuance of common stock .............         407,930          146,590
                                                            ------------     ------------
Net cash used in financing activities ..................      (2,673,053)      (3,009,571)
                                                            ------------     ------------

Increase (decrease) in cash and cash equivalents .......       6,938,695       (2,207,687)
Cash and cash equivalents at beginning of period .......       5,375,683       10,048,562
                                                            ------------     ------------
Cash and cash equivalents at end of period .............    $ 12,314,378     $  7,840,875
                                                            ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest ..........................................    $    102,000     $     20,000
     Income taxes ......................................    $  6,175,000     $  1,729,000

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. These consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

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

2.   Inventories were categorized as follows:

                                                     March 31,         June 30,
                                                       2003             2002
                                                   ------------     ------------
        Raw materials .........................    $ 13,988,623     $ 15,623,962
        Work in process and finished parts ....       8,007,249        8,092,398
        Finished goods ........................       9,384,089        6,605,928
                                                   ------------     ------------
                             Total ............    $ 31,379,961     $ 30,322,288
                                                   ============     ============

3. EARNINGS PER SHARE - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 118,610 shares and 73,855 shares in the quarters ended, and 113,302 and 58,747 shares in the nine months ended March 31, 2003 and 2002, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 163,050 and 136,000 shares of common stock were outstanding during the three and nine months ended March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

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

     In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated by the Company after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans (see Note 5).

5. STOCK OPTIONS - The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At March 31, 2003, 593,400 shares were available for future grants. The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                            Three Months Ended                Nine Months Ended
                                                 March 31,                         March 31,
                                       -----------------------------     ----------------------------
                                           2003             2002             2003            2002
                                       ------------     ------------     ------------    ------------
Net income, as reported ...........    $  1,420,985     $  2,014,818     $  5,668,088    $  2,922,469
Deduct:  Total stock-based employee
    compensation expense determined
    under fair value method for all
    awards, net of tax ............                                          (291,000)       (162,000)
                                       ------------     ------------     ------------    ------------

Pro forma net income ..............    $  1,420,985     $  2,014,818     $  5,377,088    $  2,760,469
                                       ============     ============     ============    ============

Earnings per share:
     Basic - as reported ..........    $       0.23     $       0.33     $       0.91            0.48
     Basic - pro forma ............            0.23             0.33             0.86            0.45

     Diluted - as reported ........    $       0.22     $       0.33     $       0.89            0.48
     Diluted - pro forma ..........            0.22             0.33             0.85            0.45

     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002, respectively; dividend yield of 3.3% and 5.0%; expected volatility of 25.3% and 24.8%; risk-free interest rates of 4.1% and 6.5%; and an expected life of 10 years on all options. The Company does not anticipate that additional options will be granted during the remainder of fiscal 2003.

6. ACCRUED WARRANTY COSTS - The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability:

        Accrued warranty costs at June 30, 2002 .....      $    500,000
        Payments made for warranty costs ............        (2,420,337)
        Accrual for product warranty ................         2,420,337
                                                           ------------
        Accrued warranty costs at March 31, 2003 ....      $    500,000
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

     The following table summarizes the activity related to the restructuring charges during the nine months ended March 31, 2003:

                                                                          Employee            Facility
                                                                         Separation           Closing
                                                                            Costs              Costs             Total
                                                                         -----------        -----------      -----------
        Accrued restructuring costs at June 30, 2002 ...............     $   431,793        $ 1,268,816      $ 1,700,609
        Restructuring (income) charges for the period ended
           March 31, 2003 ..........................................        (431,793)           477,000           45,207
        Recovery (utilization) for the period ended
           March 31, 2003 ..........................................                           (367,982)        (367,982)
                                                                         -----------        -----------      -----------
        Accrued restructuring costs at March 31, 2003 ..............     $         0        $ 1,377,834      $ 1,377,834
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

     Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

     Segment information for the three-month periods ended March 31 was as follows:

                                                  March 31, 2003                                      March 31, 2002
                                  ----------------------------------------------      ----------------------------------------------
                                    Seating           Retail                             Seating          Retail
                                    Products          Stores            Total           Products          Stores            Total
                                  -----------      -----------       -----------      -----------      -----------       -----------
        Net sales .............   $72,321,954      $ 1,139,350       $73,461,304      $71,595,505      $ 2,146,817       $73,742,322
        Operating income (loss)     2,542,469         (271,764)        2,270,705        3,419,614         (394,687)        3,024,927
        Depreciation ..........     1,144,224           26,822         1,171,046        1,049,039           49,710         1,098,749
        Capital expenditures ..       554,360                            554,360          281,899           52,395           334,294

     Segment information for the nine-month periods ended March 31 was as follows:

                                                 March 31, 2003                                      March 31, 2002
                                 -----------------------------------------------     -----------------------------------------------
                                   Seating           Retail                             Seating          Retail
                                   Products          Stores            Total           Products          Stores            Total
                                 ------------     ------------      ------------     ------------     ------------      ------------
     Net sales .............     $212,915,918     $  4,144,823      $217,060,741     $197,280,051     $  5,496,613      $202,776,664
     Operating income (loss)        9,721,994       (1,075,206)        8,646,788        5,591,618       (1,588,202)        4,003,416
     Depreciation ..........        3,506,259           87,273         3,593,532        3,751,315          143,020         3,894,335
     Capital expenditures ..        3,996,582                          3,996,582          443,918           95,215           539,133
     Assets ................      120,415,155        1,382,600       121,797,755      109,916,680        2,311,683       112,228,363

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

USE OF ESTIMATES - the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, restructuring costs, warranties, income taxes and revenue.

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

INCOME TAXES - deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements.

REVENUE RECOGNITION - is upon delivery of product. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts.

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the fiscal third quarter and nine-month periods ended March 31, 2003 and 2002. Amounts presented are percentages of the Company's net sales.

                                       Third Quarter Ended    Nine Months Ended
                                            March 31,             March 31,
                                        ----------------      ----------------
                                         2003       2002       2003       2002
                                        -----      -----      -----      -----
   Net sales .........................  100.0%     100.0%     100.0%     100.0%
   Cost of goods sold ................  (79.0%)    (77.6%)    (77.8%)    (79.0%)
                                        -----      -----      -----      -----
   Gross margin ......................   21.0%      22.4%      22.2%      21.0%
   Selling, general and administrative  (17.9%)    (18.3%)    (18.4%)    (19.0%)
   Gain on sale of land ..............                          0.2%
                                        -----      -----      -----      -----
   Operating income ..................    3.1%       4.1%       4.0%       2.0%
   Other income, net .................    0.2%       0.4%       0.3%       0.4%
                                        -----      -----      -----      -----
   Income before income taxes ........    3.3%       4.5%       4.3%       2.4%
   Provision for income taxes ........   (1.4%)     (1.8%)     (1.7%)     (0.9%)
                                        -----      -----      -----      -----
   Net income ........................    1.9%       2.7%       2.6%       1.5%
                                        =====      =====      =====      =====

RESULTS OF OPERATIONS FOR THE QUARTER - Net sales for the quarter ended March 31, 2003 decreased by $0.3 million compared to the prior year quarter. Residential seating sales volume decreased $3.2 million or 6%. Recreational vehicle seating sales increased $1.5 million or 8%. Commercial seating sales increased $1.5 million or 38%.

Gross margin decreased $1.0 million to $15.5 million or 21.0% of net sales in the current quarter, from $16.5 million or 22.4% in the prior year quarter. The lower gross margin in the current quarter resulted from raw material price increases, changes in product mix, higher delivery expenses related to higher fuel costs, and weather related expenses. The weather conditions resulted in increased utility costs, manufacturing interruptions at our eastern Pennsylvania location and product delivery inefficiencies in the eastern third of the country during February and early March.

Selling, general and administrative expenses as a percentage of net sales were 17.9% and 18.3% for the current quarter and prior year quarter, respectively.

During the current quarter, the Company settled federal income tax audits for its latest three fiscal years. The Company has recorded additional income tax expense and interest expense of $0.1 million each that resulted from the audits.

The above factors resulted in current fiscal quarter net income of $1.4 million or $0.22 per share compared to $2.0 million or $0.33 per share in the prior year quarter, a net decrease of $0.6 million or $0.11 per share.

All earnings per share amounts are on a diluted basis.

RESULTS OF OPERATIONS FOR THE LAST NINE MONTHS - Net sales for the nine-months ended March 31, 2003 increased by $14.3 million or 7% compared to the prior year nine-month period. Residential seating sales volume increased $4.1 million or 3%. Recreational vehicle seating sales increased $8.5 million or 18%. Commercial seating sales increased $1.7 million or 13%. The increase in net sales reflects improved industry performance for vehicle seating products and modest market share gains for residential products.

During the quarter ended December 31, 2001, the Company recorded a charge of $0.9 million to cost of goods sold for estimated facility closing costs. Because the Company was able to lease the facility to a third party that has employed most of the former employees, the Company recorded a credit to cost of goods sold of $0.4 million during the quarter ended December 31, 2002.

Gross margin increased $5.6 million to $48.1 million or 22.2% of sales in the current period from $42.5 million or 21.0% of sales in the prior year period. The gross margin improvement was due to higher production volume and improved fixed cost absorption in the first six months offset by the third quarter issues described above. In addition, the prior year gross margin was reduced by a charge of $0.9 million for facility closing costs.

Selling, general and administrative expenses as a percentage of sales were 18.4% and 19.0% for the current year and prior year, respectively. The cost percentage decrease was primarily due to improved fixed cost absorption on the higher net sales.

During the first quarter of fiscal 2003, the Company sold land adjacent to the Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

During the third quarter of fiscal 2003, the Company settled federal income tax audits for its latest three fiscal years. The Company has recorded additional income tax expense and interest expense of $0.1 million each that resulted from the audits.

The above factors resulted in current fiscal year to date net income of $5.7 million or $0.89 per share compared to $2.9 million or $0.48 per share in the prior year period, an increase of $2.8 million or $0.41 per share from the prior year nine-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources:
--------------------------------

Working capital at March 31, 2003 was $65.8 million, which includes cash, cash equivalents and investments of $24.5 million. Working capital increased by $3.6 million or 6% from June 30, 2002.

During the nine-month period ended March 31, 2003, cash, cash equivalents, and investments increased by $3.3 million. Operating activities provided $9.2 million in cash that was primarily used to invest $4.0 million for capital assets and to pay dividends of $2.4 million.

The Company has adequate cash, cash equivalents and short-term investment to meet its operating requirements. The Company's liquidity and capital resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.


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

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The registrant filed the following reports on Form 8-K:

     o Press Release dated March 18, 2003 - Flexsteel Announces Lower Earnings Outlook for Third and Fourth Fiscal Quarters.
     o Press Release dated April 15, 2003 - Flexsteel Announces Third Quarter and Year-To-Date Operating Results.

Exhibits:
---------

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on by its behalf by the undersigned officer there unto duly authorized.


                                                    FLEXSTEEL INDUSTRIES, INC.



Date: April 17, 2003                         By:      /s/ R. J. Klosterman
      --------------                             -------------------------------
                                                   R. J. Klosterman
                                                   Financial Vice President &
                                                   Principal Financial Officer

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

Date: April 17, 2003
      --------------

                                                  By:   /S/ K. BRUCE LAURITSEN
                                                      --------------------------
                                                        K. Bruce Lauritsen
                                                        Chief Executive Officer

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

Date: April 17, 2003
      --------------

                                                    By:   /S/ R. J. KLOSTERMAN
                                                        ------------------------
                                                         Ronald J. Klosterman
                                                         Chief Financial Officer