Form 10-K
period 2003-06-30
FLEXSTEEL INDUSTRIES INC
filed 2003-09-02
CIK 37472

FORM 10-K
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the fiscal year ended June 30, 2003
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                          Commission file number 0-5151

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 YES [X] No [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 4, 2003, which is within 60 days prior to the date of filing:

              Common Stock, Par Value $1.00 Per Share: $55,400,000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 4, 2003:

                   CLASS                       SHARES OUTSTANDING
      ------------------------------           ------------------
      Common Stock, $ 1.00 Par Value            6,296,081 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         IN PART III, PORTIONS OF THE REGISTRANT'S 2003 PROXY STATEMENT TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END.

                                     PART I

ITEM 1.  BUSINESS

         The registrant was incorporated in 1929 and has been in the furniture seating business ever since. The registrant's primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. The registrant's classes of products include a variety of wood and upholstered furniture including upholstered sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units and occasional tables, some of which are for home, office, motor home, travel trailer, yacht, health care and hotels. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The registrant primarily distributes its products throughout most of the United States through the registrant's sales force to approximately 2,800 furniture dealers (including two Company owned stores), department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The registrant's products are also sold to several national chains, some of which sell on a private label basis. The registrant's business is not considered seasonal. The registrant has no foreign operations and makes minimal export sales. Financial information about operations is included herein.

         The registrant's significant operating segment is the manufacture of upholstered seating. The second segment is the operation of two retail furniture stores.

         The registrant's upholstered seating business has three primary areas of application -- residential seating, recreational vehicle seating and commercial seating. Set forth below is information for the past three fiscal years showing the registrant's net sales attributable to each of the areas of application described above:

                                      FOR THE YEARS ENDED JUNE 30,
                               ------------------------------------------
                                   2003           2002           2001
                               ------------   ------------   ------------
Residential Seating ........   $194,000,000   $193,200,000   $199,900,000

Recreational Vehicle Seating     75,600,000     67,900,000     66,400,000

Commercial Seating .........     22,400,000     18,600,000     18,500,000
                               ------------   ------------   ------------

                               $292,000,000   $279,700,000   $284,800,000
                               ============   ============   ============

         The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows:

           JUNE 30, 2003         JUNE 30, 2002         JUNE 30, 2001
        -------------------   -------------------   -------------------
           $29,100,000 *          $30,000,000           $25,700,000

* All of this amount is expected to be filled in the fiscal year ending June 30, 2004.

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

         The registrant owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds and various other recreational vehicle seating products. In addition, it holds licenses to manufacture certain rocker-recliners. The registrant does not consider its patents and licenses material to its business.

         The furniture industry is highly competitive. There are numerous furniture manufactures in the United States. Although the registrant is one of the largest manufacturers of upholstered furniture in the United States, according to the registrant's best information it manufactures and sells less than 2% of the upholstered furniture sold in the United States. The registrant's principal method of meeting competition is by emphasizing its product performance and to use its sales force.

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

            FISCAL YEAR ENDED                        EXPENDITURES
         -----------------------                  ------------------
              June 30, 2003                           $2,660,000
              June 30, 2002                           $1,970,000
              June 30, 2001                           $2,090,000

         The registrant had approximately 2,300, 2,300, and 2,400 employees as of June 30, 2003, 2002, and 2001, respectively, including approximately 900 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

ITEM 2.  PROPERTIES

         The registrant owns or leases the following manufacturing plants:

                                         APPROXIMATE
                LOCATION              SIZE (SQUARE FEET)                    PRINCIPAL OPERATIONS
         ------------------------     ------------------      ---------------------------------------------
         Dubuque, Iowa                    853,000             Upholstered Furniture - Recreational Vehicle
                                                               - Metal Working
         Lancaster, Pennsylvania          216,000             Upholstered Furniture
         Riverside, California            236,000             Upholstered Furniture - Recreational Vehicle
         Dublin, Georgia                  243,600             Upholstered Furniture
         Harrison, Arkansas               123,000             Woodworking Plant
         Starkville, Mississippi          349,000             Upholstered Furniture - Woodworking Plant
         New Paris, Indiana               168,000             Recreational Vehicle - Metal Working

         The registrant's operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. The Dublin, Georgia facility is currently being expanded by approximately 56,200 square feet and the addition will be completed in the fall of 2003. There is adequate production capacity at the remaining locations to meet present market demands.

         The registrant leases one production facility in Harrison, Arkansas of approximately 93,000 square feet for manufacturing upholstered furniture.

         The registrant leases showrooms for displaying its products in the furniture marts in High Point, North Carolina and San Francisco, California.

         The registrant leases one warehouse in Vancouver, Washington of approximately 15,750 square feet for storing its products prior to distribution.

         The registrant owns and leases two commercial buildings in Elkhart, Indiana to unrelated entities.

         The registrant's wholly-owned subsidiary, Desert Dreams, Inc., owns and leases a commercial building in Phoenix, Arizona to an unrelated entity.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has no material legal proceedings pending. All pending litigation is considered to be routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended June 30, 2003 no matter was submitted to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

              The executive officers of the registrant, their ages, positions (in each case as of June 30, 2003), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

      NAME (AGE)                                     POSITION (DATE FIRST BECAME OFFICER)
--------------------------      ------------------------------------------------------------------------
K. B. Lauritsen (60)            President / Chief Executive Officer (November 1979)
E. J. Monaghan (64)             Executive Vice President / Chief Operating Officer (November 1979)
R. J. Klosterman (55)           Vice President Finance / Chief Financial Officer & Secretary (June 1989)
J. R. Richardson (59)           Senior Vice President of Marketing (November 1979)
T. D. Burkart (60)              Senior Vice President of Vehicle Seating (February 1984)
P. M. Crahan (55)               Vice President (June 1989)
J. T. Bertsch (48)              Vice President (June 1989)

         Each named executive officer has held the same office of an executive or management position with the registrant for at least five years.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The NASDAQ National Market System is the principal market on which the registrant's Common Stock is traded.

                                  Sale Price of Common Stock *       Cash Dividends
                              ------------------------------------      Per Share
                                Fiscal 2003         Fiscal 2002      ---------------
                              ----------------    ----------------   Fiscal   Fiscal
                               High      Low       High     Low       2003     2002
                              ------   -------    ------   -------   ------   ------
         First Quarter        $15.48   $12.87     $12.45   $10.69    $0.13    $0.13
         Second Quarter        16.78    13.12      11.84     9.25     0.13     0.13
         Third Quarter         17.08    12.00      15.00    11.38     0.13     0.13
         Fourth Quarter        16.98    12.80      17.84    14.00     0.13     0.13

         * Reflects the market price as quoted by the National Association of Securities Dealers, Inc.

         The Company estimates there were approximately 2,100, 1,800, and 1,800 holders of Common Stock of the registrant as of June 30, 2003, 2002, and 2001, respectively.

         A copy of the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC), and other SEC filings are available on the Company's web site at www.flexsteel.com without charge. Copies of SEC filings, and the Guidelines for Business Conduct, can also be obtained, without charge, by writing to Office of the Secretary, Flexsteel Industries, Inc., P. O. Box 877, Dubuque, IA 52004-0877.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR REVIEW

(Amounts in thousands, except per share data)

                                                                       FOR THE YEARS ENDED JUNE 30,
                                                     ----------------------------------------------------------------
                                                       2003          2002          2001          2000          1999
                                                     --------      --------      --------      --------      --------
SUMMARY OF OPERATIONS
     Net sales .................................     $291,977      $279,671      $284,773      $300,066      $272,130
     Cost of goods sold ........................      226,438       218,151       224,352       235,824       212,576
     Operating income ..........................       13,284         8,129         6,238        17,336        15,151
     Interest and other income .................        1,084         1,052         1,063         1,439         1,134
     Interest expense ..........................          127            22            26           117            68
     Income before income taxes ................       14,241         9,160         7,274        18,658        16,217
     Provision for income taxes ................        5,950         3,500         2,680         6,730         5,900
     Net income (1) (2) (3) ....................        8,291         5,660         4,594        11,928        10,317
     Earnings per common share: (1) (2) (3)
        Basic ..................................         1.33          0.93          0.75          1.85          1.52
        Diluted ................................         1.30          0.92          0.74          1.82          1.51
     Cash dividends per common share ...........     $   0.52      $   0.52      $   0.52      $   0.52      $   0.48

STATISTICAL SUMMARY
     Average common shares outstanding:
        Basic ..................................        6,255         6,095         6,108         6,458         6,775
        Diluted ................................        6,367         6,159         6,174         6,562         6,850
     Book value per common share ...............     $  14.89      $  14.15      $  14.10      $  13.81      $  12.50
     Total assets ..............................      120,700       119,159       110,294       114,876       112,684
     Property, plant and equipment, net ........       20,378        20,558        24,554        26,837        25,912
     Capital expenditures ......................        5,100         1,100         2,817         6,718         8,398
     Working capital ...........................       67,666        62,228        55,402        52,016        50,210
     Shareholders' equity ......................     $ 93,753      $ 87,717      $ 85,062      $ 85,196      $ 81,166

SELECTED RATIOS
     Net income as percent of sales ............          2.8%          2.0%          1.6%          4.0%          3.8%
     Current ratio .............................     4.0.to.1      3.3 to 1      3.6 to 1      3.0 to 1      2.8 to 1
     Return on ending shareholders' equity .....          8.8%          6.5%          5.4%         14.0%         12.7%
     Return on beginning shareholders' equity ..          9.5%          6.7%          5.4%         14.7%         13.2%
     Average number of employees ...............        2,320         2,260         2,410         2,570         2,400

(1) For the fiscal year ended June 30, 2003, net income and per share amounts reflect a net gain (after tax) on the sale of land of approximately $200,000 or $0.04 per share.

(2) For the fiscal year ended June 30, 2002, net income and per share amounts were reduced by $1,290,000 or $0.21 per share related to restructuring costs.

(3) For the fiscal year ended June 30, 2000, net income and per share amounts reflect a gain on the sale of land of approximately $790,000 or $0.12 per share and a non-taxable gain from life insurance proceeds of approximately $405,000 or $0.06 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. (the Company) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

                          CRITICAL ACCOUNTING POLICIES

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

Warranty - the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

Revenue recognition - is upon delivery of product. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts.

                             ACCOUNTING DEVELOPMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 in fiscal 2003.

                              RESULTS OF OPERATIONS

         The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the years ended June 30, 2003, 2002 and 2001. Amounts presented are percentages of the Company's net sales.

                                                FOR THE YEARS ENDED JUNE 30,
                                               ------------------------------
                                                2003        2002        2001
                                               ------      ------      ------
         Net sales .........................   100.0%      100.0%      100.0%
         Cost of goods sold ................   (77.6)      (78.0)      (78.8)
                                               -----       -----       -----
         Gross margin ......................    22.4        22.0        21.2
         Selling, general and administrative   (18.0)      (19.1)      (18.9)
         Gain on sale of land ..............     0.1
                                               -----       -----       -----
         Operating income ..................     4.5         2.9         2.3
         Other income, net .................     0.3         0.4         0.3
                                               -----       -----       -----
         Income before income taxes ........     4.8         3.3         2.6
         Provision for income taxes ........    (2.0)       (1.3)       (1.0)
                                               -----       -----       -----
         Net income ........................     2.8%        2.0%        1.6%
                                               =====       =====       =====

                       FISCAL 2003 COMPARED TO FISCAL 2002

Net sales for fiscal 2003 increased by $12.3 million or 4.4% compared to fiscal 2002. Residential seating sales volume increased $0.8 million or 0.4%. Vehicle seating sales increased $7.7 million or 11.3%. Commercial seating sales volume increased $3.8 million or 20.4%.

Gross margin increased $4.0 million to $65.5 million, or 22.4% of net sales, in fiscal 2003, from $61.5 million, or 22.0% of net sales in fiscal 2002. The fiscal 2002 gross margin was reduced by a charge of $1.2 million for estimated facility closing costs.

Selling, general and administrative expenses as a percentage of sales were 18.0% and 19.1% for fiscal 2003 and 2002, respectively. The lower percentage in fiscal 2003 primarily represents reductions in provision for doubtful accounts and estimated retail facility closing costs.

During fiscal 2003, the Company sold land adjacent to the Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The effective tax rate in fiscal 2003 was 41.8% compared to 38.2% in fiscal 2002. The higher effective income tax rate in fiscal 2003 is attributable to the Company's settlement of federal income tax audits for its latest three fiscal years and amended state income tax returns.

The above factors resulted in fiscal 2003 net income of $8.3 million, or $1.30 per diluted share, compared to $5.7 million, or $0.92 per diluted share, in fiscal 2002, a net increase of $2.6 million or $0.38 per diluted share.

                       FISCAL 2002 COMPARED TO FISCAL 2001

Net sales for fiscal 2002 decreased by $5.1 million or 1.8% compared to fiscal 2001. Residential seating sales volume decreased $6.6 million or 3.3%. Vehicle seating sales increased $1.5 million or 2.2%. Commercial seating sales volume remained approximately the same as the prior year.

During the quarter ended December 31, 2001, the Company recorded a charge to cost of goods sold of $0.9 million for estimated facility closing costs. During the quarter ended June 30, 2002, the Company recorded a charge of $1.2 million for estimated retail operation closing costs. Of the total of $1.2 million charge, $0.3 million was recorded as cost of goods sold and $0.9 million was charged to selling, general and administrative expenses.

Gross margin increased $1.1 million to $61.5 million, or 22.0% of net sales, in fiscal 2002, from $60.4 million, or 21.2% in fiscal 2001. The increase in gross margin was due to changes in product mix, improved utilization of production capacity and lower depreciation expense offset by increased health insurance and facility closing costs.

Selling, general and administrative expenses as a percentage of sales were 19.0% and 18.9% for fiscal 2002 and 2001, respectively. Selling, general and administrative expenses in fiscal 2002 include lower bad debts expense partially offset by the aforementioned facility closing costs.

The effective tax rate in fiscal 2002 was 38.2% compared to 36.8% in fiscal 2001. The higher effective income tax rate in fiscal 2002 is attributable to increased state income taxes.

The above factors resulted in fiscal 2002 net income of $5.7 million, or $0.92 per diluted share, compared to $4.6 million, or $0.74 per diluted share, in fiscal 2001, a net increase of $1.1 million or $0.18 per diluted share.

                         LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2003, was $67.7 million, which includes cash, cash equivalents and investments of $22.3 million. Working capital increased by $5.4 million from June 30, 2002.

Net cash provided by operating activities was $9.2 million, $12.1 million and $13.1 million in fiscal 2003, 2002, and 2001, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, trade receivables, inventories and accounts payable.

Capital expenditures were $5.1 million, $1.1 million and $2.8 million in fiscal 2003, 2002, and 2001, respectively. Fiscal 2003 expenditures were incurred primarily for delivery and manufacturing equipment. Projected capital spending for fiscal 2004 is $5.5 million and will be used for the expansion of the Dublin, Georgia facility, manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided from cash generated from operations and available cash, cash equivalents, and investments.

Financing activities utilized net cash of $4.3 million, $3.2 million, and $5.7 million in fiscal 2003, 2002, and 2001, respectively. The payment of dividends was the primary financing activity utilizing cash. Under then existing Board of Directors authority, the Company repurchased 200,038 shares of its outstanding common stock during fiscal 2001. No shares were repurchased during fiscal 2003 and 2002.

The Company's contractual obligations as of June 30, 2003 are as follows:

                                                     FOR THE YEARS ENDING JUNE 30,
                                   --------------------------------------------------------------
                                      2004       2005      2006      2007      2008    THEREAFTER     TOTAL
                                   ----------  --------  --------  --------  --------  ----------  ----------
         Operating leases and
         lease guarantees......    $1,151,000  $455,000  $325,000  $332,000  $339,000   $500,000   $3,102,000

Management of the Company believes that a combination of cash expected to be generated from operations and borrowing capacity available under its lines of credit will be adequate to meet the anticipated liquidity and capital resource requirements of its business through at least June 30, 2004.

On August 13, 2003, the Company announced that it had signed a definitive purchase agreement to acquire DMI Furniture, Inc. (NASDAQ Small Cap: DMIF) at a price of $3.30 per share, payable in cash. The total value of the transaction is approximately $44 million, including the assumption of the outstanding debt of DMI Furniture, Inc., which is approximately $27 million. The transaction is expected to be completed in September 2003.

DMI Furniture, Inc. is a Louisville, Kentucky-based vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia and South America. DMI Furniture Inc.'s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

                             FINANCING ARRANGEMENTS

During fiscal 2003, the Company repaid $650,000 of Industrial Revenue Bonds that were issued for the financing of property, plant and equipment. The Company has lines of credit of $3.0 million with banks, which renew annually in October and December, for short-term borrowings at the prime rate in effect at the date of the loan. On $1.0 million of such lines the Company is required to maintain compensating bank balances equal to 5% of the line of credit plus 5% of any amounts borrowed. There were no bank borrowings outstanding as of June 30, 2003 or 2002.

In connection with the definitive purchase agreement for the acquisition of DMI Furniture, Inc. described above, the Company has obtained a $35 million commitment for a line of credit from a bank. The commitment expires March 31, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         GENERAL - Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company's results of operations or cash flows.

         FOREIGN CURRENCY RISK - During fiscal 2003, 2002 and 2001 the Company did not have sales denominated in foreign currencies nor did it have any subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

         INTEREST RATE RISK - As of June 30, 2003, the Company had no outstanding long-term debt. Accordingly, changes in interest rates do not significantly affect the Company's cash flows or the fair value of any of its financial instruments.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS AND PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The registrant and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or anticipated results of the registrant, including statements contained in the registrant's filings with the Securities and Exchange Commission and in its reports to shareholders.

         Statements, including those in this report, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of sales, the cost of raw materials, the amount of sales generated and the profit margins thereon, competition, both foreign and domestic, credit exposure with customers, and general economic conditions.

         The registrant specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         PAGE(S)
                                                                         -------
Independent Auditors' Report.............................................   10
Report of Management.....................................................   10
Consolidated Balance Sheets at June 30, 2003 and 2002....................   11
Consolidated Statements of Income for the Years Ended
   June 30, 2003, 2002, and 2001.........................................   12
Consolidated Statements of Changes in Shareholders' Equity
   for the Years Ended June 30, 2003, 2002, and 2001.....................   13
Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2003, 2002, and 2001.........................................   14
Notes to Consolidated Financial Statements............................... 15-22

INDEPENDENT AUDITORS' REPORT

To the Shareholders of Flexsteel Industries, Inc.
Dubuque, Iowa

         We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. (the Company) as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

         DELOITTE & TOUCHE LLP
         Minneapolis, Minnesota
         August 13, 2003




REPORT OF MANAGEMENT

To the Shareholders of Flexsteel Industries, Inc.
Dubuque, Iowa

         Management is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the consolidated financial statements covered by the report of our independent auditors. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on estimates and judgments of management.

         The Company maintains accounting systems and related internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly recorded. Our code of conduct states that our affairs are to be conducted under the highest ethical standards.

         The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein. The Audit and Ethics Committee of the Board of Directors, composed solely of outside directors, meets regularly with us and our independent auditors to review audit activities, internal controls, and other accounting, reporting, and financial matters. The independent auditors have unrestricted access to the Audit and Ethics Committee.


K. BRUCE LAURITSEN                                          RONALD J. KLOSTERMAN
PRESIDENT                                                VICE PRESIDENT, FINANCE
CHIEF EXECUTIVE OFFICER                                  CHIEF FINANCIAL OFFICER
                                                                       SECRETARY

FLEXSTEEL INDUSTRIES, INC.
--------------------------
CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,
                                                                                   -----------------------------
ASSETS                                                                                 2003              2002
                                                                                   ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................     $ 12,811,385     $  5,375,683
  Investments ................................................................        9,531,913       15,876,088
  Trade receivables - less allowance for doubtful
    accounts: 2003, $2,110,000; 2002, $2,540,000 .............................       29,612,278       31,361,285
  Inventories ................................................................       32,473,287       30,322,288
  Deferred income taxes ......................................................        4,070,000        4,500,000
  Other ......................................................................        1,323,426        1,725,654
                                                                                   ------------     ------------
Total current assets .........................................................       89,822,289       89,160,998
PROPERTY, PLANT AND EQUIPMENT, net ...........................................       20,377,797       20,558,338
DEFERRED INCOME TAXES ........................................................        1,560,000          700,000
OTHER ASSETS .................................................................        8,940,196        8,739,940
                                                                                   ------------     ------------
             TOTAL ...........................................................     $120,700,282     $119,159,276
                                                                                   ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................     $  2,747,226     $  4,593,196
  Accrued liabilities:
    Payroll and related items ................................................        7,565,256        6,480,072
    Insurance ................................................................        6,373,626        6,766,421
    Restructuring ............................................................          710,784        1,700,609
    Other ....................................................................        4,759,838        6,742,627
  Industrial revenue bonds payable ...........................................                           650,000
                                                                                   ------------     ------------
Total current liabilities ....................................................       22,156,730       26,932,925
DEFERRED COMPENSATION ........................................................        4,790,225        4,509,782
                                                                                   ------------     ------------
       Total liabilities .....................................................       26,946,955       31,442,707
                                                                                   ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
  Cumulative preferred stock - $50 par value; authorized 60,000 shares;
     outstanding - none
  Undesignated (subordinated) stock - $1 par value; authorized 700,000 shares;
     outstanding - none
  Common stock - $1 par value; authorized 15,000,000 shares;
     outstanding 2003, 6,294,639 shares; 2002, 6,198,551 shares ..............        6,294,639        6,198,551
  Additional paid-in capital .................................................        1,353,639          492,223
  Retained earnings ..........................................................       85,787,823       80,756,107
  Accumulated other comprehensive income .....................................          317,226          269,688
                                                                                   ------------     ------------
        Total shareholders' equity ...........................................       93,753,327       87,716,569
                                                                                   ------------     ------------
             TOTAL ...........................................................     $120,700,282     $119,159,276
                                                                                   ============     ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FLEXSTEEL INDUSTRIES, INC.
--------------------------
CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEARS ENDED JUNE 30,
                                                 ---------------------------------------------------
                                                      2003              2002               2001
                                                 -------------      -------------      -------------
NET SALES ..................................     $ 291,977,165      $ 279,671,402      $ 284,772,510
COST OF GOODS SOLD .........................      (226,437,717)      (218,150,740)      (224,352,469)
                                                 -------------      -------------      -------------
GROSS MARGIN ...............................        65,539,448         61,520,662         60,420,041
SELLING, GENERAL AND ADMINISTRATIVE ........       (52,658,237)       (53,391,377)       (54,182,538)
GAIN ON SALE OF LAND .......................           403,065
                                                 -------------      -------------      -------------
OPERATING INCOME ...........................        13,284,276          8,129,285          6,237,503
                                                 -------------      -------------      -------------
OTHER:
  Interest and other income ................         1,083,854          1,052,158          1,062,629
  Interest expense .........................          (126,853)           (21,899)           (26,127)
                                                 -------------      -------------      -------------
           Total ...........................           957,001          1,030,259          1,036,502
                                                 -------------      -------------      -------------
INCOME BEFORE INCOME TAXES .................        14,241,277          9,159,544          7,274,005
PROVISION FOR INCOME TAXES .................        (5,950,000)        (3,500,000)        (2,680,000)
                                                 -------------      -------------      -------------
NET INCOME .................................     $   8,291,277      $   5,659,544      $   4,594,005
                                                 =============      =============      =============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     BASIC .................................         6,255,113          6,095,184          6,107,785
                                                 =============      =============      =============
     DILUTED ...............................         6,367,241          6,158,522          6,174,320
                                                 =============      =============      =============

EARNINGS PER SHARE OF COMMON STOCK:
     BASIC .................................     $        1.33      $        0.93      $        0.75
                                                 =============      =============      =============
     DILUTED ...............................     $        1.30      $        0.92      $        0.74
                                                 =============      =============      =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FLEXSTEEL INDUSTRIES, INC.
--------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    Accumulated                   |
                                      Common Stock       Additional                    Other                      |
                               ------------------------   Paid-In       Retained    Comprehensive                 |  Comprehensive
                                 Shares      Par Value     Capital      Earnings       Income         Total       |     Income
                                ---------   -----------  -----------   -----------  -------------  ------------   |  -------------
Balance at June 30, 2000....... 6,170,789   $ 6,170,789                $78,268,436     $756,543    $85,195,768    |
  Purchase of common stock.....  (200,038)     (200,038)   $(678,171)   (1,418,202)                 (2,296,411)   |
  Issuance of common stock.....    63,459        63,459      678,171                                   741,630    |
  Investment valuation                                                                                            |
     adjustment,  net of tax...                                                          (1,525)        (1,525)   |   $    (1,525)
  Cash dividends...............                                         (3,171,243)                 (3,171,243)   |
  Net income...................                                          4,594,005                   4,594,005    |     4,594,005
                                                                                                                  |   -----------
  Comprehensive income.........                                                                                   |   $ 4,592,480
                                ---------   -----------  -----------   -----------    ---------   ------------    |   ===========
Balance at June 30, 2001....... 6,034,210     6,034,210                 78,272,996      755,018     85,062,224    |
  Issuance of common stock.....   164,341       164,341      492,223                                   656,564    |
  Investment valuation                                                                                            |
    adjustment, net of tax.....                                                        (485,330)      (485,330)   |   $  (485,330)
  Cash dividends...............                                         (3,176,433)                 (3,176,433)   |
  Net income...................                                          5,659,544                   5,659,544    |     5,659,544
                                                                                                                  |   -----------
  Comprehensive income.........                                                                                   |   $ 5,174,214
                                ---------   -----------  -----------   -----------    ---------   ------------    |   ===========
Balance at June 30, 2002....... 6,198,551     6,198,551      492,223    80,756,107      269,688     87,716,569    |
  Issuance of common stock.....    96,088        96,088      861,416                                   957,504    |
  Investment valuation                                                                                            |
     adjustment, net of tax....                                                          47,538         47,538    |   $    47,538
  Cash dividends...............                                         (3,259,561)                 (3,259,561)   |
  Net income...................                                          8,291,277                   8,291,277    |     8,291,277
                                                                                                                  |   -----------
  Comprehensive income.........                                                                                   |   $ 8,338,815
                                ---------   -----------  -----------   -----------    ---------   ------------    |   ===========
Balance at June 30, 2003....... 6,294,639   $ 6,294,639  $ 1,353,639   $85,787,823    $ 317,226   $ 93,753,327    |
                                =========   ===========  ===========   ===========    =========   ============    |

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FLEXSTEEL INDUSTRIES, INC.
--------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED JUNE 30,
                                                           ------------------------------------------------
                                                               2003              2002              2001
                                                           ------------      ------------      ------------
OPERATING ACTIVITIES:
Net income .............................................   $  8,291,277      $  5,659,544      $  4,594,005
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation .........................................      4,767,612         4,976,637         5,726,298
  Gain on disposition of capital assets ................       (424,580)          (44,459)          (35,542)
  Changes in operating assets and liabilities:
    Trade receivables ..................................      1,428,745        (3,469,976)        5,637,605
    Inventories ........................................     (2,150,999)          421,484         1,805,222
    Other current assets ...............................        402,228          (178,943)       (1,003,000)
    Other assets .......................................       (417,953)         (393,788)         (362,326)
    Accounts payable - trade ...........................     (1,845,970)         (684,411)       (1,643,926)
    Accrued liabilities ................................       (674,421)        7,553,340        (2,106,659)
    Deferred compensation ..............................        280,443           450,596           287,034
    Deferred income taxes ..............................       (430,000)       (2,200,000)          200,000
                                                           ------------      ------------      ------------
Net cash provided by operating activities ..............      9,226,382        12,090,024        13,098,711
                                                           ------------      ------------      ------------

INVESTING ACTIVITIES:
  Purchases of investments .............................    (21,150,304)      (19,880,090)       (2,014,525)
  Proceeds from sales of investments ...................     27,369,890         6,275,994         4,425,506
  Payments received from customers on notes receivable..        710,086           965,851           211,974
  Loans to customers on notes receivable ...............                                         (1,325,000)
  Proceeds from sale of capital assets .................        635,271           179,219           178,997
  Capital expenditures .................................     (5,099,791)       (1,099,914)       (2,817,180)
                                                           ------------      ------------      ------------
Net cash provided by (used in) investing activities ....      2,465,152       (13,558,940)       (1,340,228)
                                                           ------------      ------------      ------------

FINANCING ACTIVITIES:
  Repayment of borrowings ..............................       (650,000)         (325,000)         (325,000)
  Dividends paid .......................................     (4,065,345)       (3,155,096)       (3,190,069)
  Proceeds from issuance of common stock ...............        459,513           276,133           100,704
  Repurchase of common stock ...........................                                         (2,296,411)
                                                           ------------      ------------      ------------
Net cash used in financing activities ..................     (4,255,832)       (3,203,963)       (5,710,776)
                                                           ------------      ------------      ------------

Increase (decrease) in cash and cash equivalents .......      7,435,702        (4,672,879)        6,047,707
Cash and cash equivalents at beginning of year .........      5,375,683        10,048,562         4,000,855
                                                           ------------      ------------      ------------
Cash and cash equivalents at end of year ...............   $ 12,811,385      $  5,375,683      $ 10,048,562
                                                           ============      ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest .............................................   $    129,000      $     24,000      $     61,000
  Income taxes .........................................      7,270,000         3,004,000         4,442,000

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

FLEXSTEEL INDUSTRIES, INC.
--------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - Flexsteel Industries, Inc. (the Company) manufactures a broad line of quality upholstered furniture for residential, recreational vehicle and commercial seating use. Products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, and convertible bedding units. The Company has two wholly owned subsidiaries: (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) Four Seasons, Inc. operates two retail furniture stores. All significant intercompany accounts and transactions have been eliminated.

         USE OF ESTIMATES - the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         FAIR VALUE - the Company's cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Notes receivable are carried at amounts, which reasonably approximate their fair value due to their short-term nature. Fair values of investments in debt and equity securities are disclosed in Note 2.

         CASH EQUIVALENTS - the Company considers highly liquid investments with original maturities of three months or less as the equivalent of cash.

         INVENTORIES - are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method.

         PROPERTY, PLANT AND EQUIPMENT - is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. For internal use software, the Company's policy is to capitalize external direct costs of materials and services, directly-related internal payroll and payroll-related costs, and interest costs.

         REVENUE RECOGNITION - is upon delivery of product. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances.

         RESEARCH AND DEVELOPMENT COSTS - are charged to expense in the periods incurred. Expenditures for research and development costs were approximately $2,660,000, $1,970,000, and $2,090,000 in fiscal 2003,
         2002, and 2001, respectively.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - the Company has no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use free-standing derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

         INSURANCE - the Company is self-insured for health care and most workers' compensation up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers' compensation, and has provided letters of credit in the amount of $4,557,000. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

         INCOME TAXES - deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements.

         EARNINGS PER SHARE - basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 112,128 shares, 63,338 shares, and 66,535 shares in fiscal 2003, 2002 and 2001, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 163,050 shares, 14,000 shares and 210,360 shares of common stock were outstanding in fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

         STOCK-BASED COMPENSATION - the Financial Accounting Standards Board
         (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, which amends SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

         The Company has elected to continue to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123 and SFAS No. 148, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended June 30:

                                                      2003            2002            2001
                                                   ----------      ----------      ----------
          Net income as reported .............     $8,291,277      $5,659,544      $4,594,005
          Less stock-based employee
             compensation expense determined
             under fair value method for
             all awards, net of tax...........       (291,000)       (162,000)       (163,000)
                                                   ----------      ----------      ----------
            Pro forma net income .............     $8,000,277      $5,497,544      $4,431,005
                                                   ==========      ==========      ==========
          Earnings per share:
               Basic - as reported ...........     $     1.33      $     0.93      $     0.75
                     - pro forma .............           1.28            0.90            0.73

               Diluted - as reported .........     $     1.30      $     0.92      $     0.74
                       - pro forma ...........           1.26            0.89            0.72

        The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002, and 2001, respectively: dividend yield of 3.3%, 5.0% and 4.8%; expected volatility of 25.4%, 24.8% and 24.6%; risk-free interest rates of 4.1%, 6.5% and 6.5%; and an expected life of 10 years on all options.

        ACCOUNTING DEVELOPMENTS - in November 2002, the FASB issued FASB Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of FIN 45 in fiscal 2003.

        RECLASSIFICATIONS - certain prior years' amounts have been reclassified to conform to the fiscal 2003 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

2.      INVESTMENTS

        Debt and equity securities are included in Investments and in Other Assets (designated for deferred compensation plans), at fair value based on quoted market prices, and are classified as available for sale. A summary of the carrying values and fair values of the Company's investments is as follows:

                                              June 30, 2003
                            --------------------------------------------------
                                             Gross Unrealized
                               Cost        --------------------      Recorded
                               Basis        Gains      Losses          Basis
                            -----------    --------   ---------    -----------
        Debt securities     $ 9,327,860    $134,919   $(42,076)    $ 9,420,703
        Equity securities     3,854,112     452,172                  4,306,284
                            -----------    --------   --------     -----------
                            $13,181,972    $587,091   $(42,076)    $13,726,987
                            ===========    ========   ========     ===========

                                             June 30, 2002
                           --------------------------------------------------
                                            Gross Unrealized
                              Cost        --------------------      Recorded
                              Basis        Gains      Losses          Basis
                           -----------    --------   ---------    -----------
         Debt securities   $16,349,332    $ 79,349   $(38,021)    $16,390,660
         Equity securities   3,119,345     451,569    (56,507)      3,514,407
                           -----------    --------   --------     -----------
                           $19,468,677    $530,918   $(94,528)    $19,905,067
                           ===========    ========   ========     ===========

                                June 30, 2003                June 30, 2002
                           -------------------------   -------------------------
                           Investments  Other Assets   Investments  Other Assets
                           -----------  ------------   -----------  ------------
         Debt securities   $ 7,816,336   $1,604,367    $14,634,657   $1,756,003
         Equity securities   1,715,577    2,590,707      1,241,431    2,272,976
                           -----------  -----------    -----------   ----------
                           $ 9,531,913   $4,195,074    $15,876,088   $4,028,979
                           ===========  ===========    ===========   ==========

         As of June 30, 2003, the maturities of debt securities are $8,835,742 within one year, $136,012 in one to five years, and $448,949 over five years.

3.       INVENTORIES

         Inventories valued on the LIFO method would have been approximately $1,756,000 and $1,452,000 higher at June 30, 2003 and 2002, respectively, if they had been valued on the FIFO method. A comparison of inventories is as follows:

                                                         June 30,
                                               ----------------------------
                                                   2003            2002
                                               ------------     -----------
         Raw materials.......................   $15,991,880     $15,623,962
         Work in process and finished parts..     8,865,537       8,092,398
         Finished goods......................     7,615,870       6,605,928
                                                -----------     -----------
              Total..........................   $32,473,287     $30,322,288
                                                ===========     ===========

4.       PROPERTY, PLANT AND EQUIPMENT

                                                           June 30,
                                      Estimated    --------------------------
                                     Life (Years)     2003          2002
                                     ------------  -----------   ------------
         Land........................              $  2,053,659  $  2,212,790
         Buildings and improvements..    3-39        30,690,717    30,037,022
         Machinery and equipment.....    3-10        31,896,173    31,399,729
         Delivery equipment..........     3-7        16,448,471    15,150,048
         Furniture and fixtures......     3-5         5,201,537     5,433,082
                                                   ------------  -------------
              Total..................                86,290,557    84,232,671
         Less accumulated
           depreciation..............               (65,912,760)  (63,674,333)
                                                   ------------  ------------
              Net....................              $ 20,377,797  $ 20,558,338
                                                   ============  ============

5.       OTHER ASSETS

                                                             June 30,
                                                     ------------------------
                                                        2003          2002
                                                     ----------    ----------
         Cash value of life insurance..........      $4,745,122    $4,321,137
         Investments designated for deferred
           compensation plans..................       4,195,074     4,028,979
         Notes receivable......................                       389,824
                                                     ----------    ----------
              Total............................      $8,940,196    $8,739,940
                                                     ==========    ==========

6.       OTHER ACCRUED LIABILITIES

                                                             June 30,
                                                      -------------------------
                                                          2003          2002
                                                      ----------     ----------
         Dividends.................................   $              $  808,139
         Income Taxes..............................    1,130,056      1,956,148
         Advertising...............................    2,020,112      1,968,149
         Warranty..................................      535,000        500,000
         Other.....................................    1,074,670      1,510,191
                                                      ----------     ----------
              Total................................   $4,759,838     $6,742,627
                                                      ==========     ==========

7.       BORROWINGS AND CREDIT ARRANGEMENTS

         During fiscal 2003, the Company repaid $650,000 of Industrial Revenue Bonds that were issued for the financing of property, plant and equipment. The Company has lines of credit of $3,000,000 with banks, which renew annually in October and December, for short-term borrowings at the prime rate in effect at the date of the loan. On $1,000,000 of such lines, the Company is required to maintain compensating bank balances equal to 5% of the line of credit plus 5% of any amounts borrowed. There were no bank borrowings outstanding as of June 30, 2003 or 2002.

         Two officers of the Company are directors at one of the banks where the Company maintains a line of credit and where its routine daily banking transactions are processed. The Company receives no special services nor pricing on the services performed by the bank due to the directorships of the two officers.

8.       INCOME TAXES

         The provision for income taxes is as follows for the years ended June
         30:

                                          2003          2002           2001
                                       ----------    -----------    ----------
         Federal - current...........  $5,390,000    $ 5,180,000    $2,550,000
         State - current.............     960,000        520,000       330,000
         Deferred....................    (400,000)    (2,200,000)     (200,000)
                                       ----------    -----------    ----------
              Total..................  $5,950,000    $ 3,500,000    $2,680,000
                                       ==========    ===========    ==========

         The total income tax provision for the years ended June 30, 2003, 2002 and 2001 was 41.8%, 38.2% and 36.8%, respectively, of income before income taxes. The higher effective income tax rate in fiscal 2003 is attributable to the Company's settlement of federal income tax audits for its latest three fiscal years and amended state income tax returns. The effect of such settlement is included in "Other" in the table below. A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

                                                2003     2002       2001
                                               ------   ------     ------
         Federal statutory tax rate..........   35.0%    35.0%      35.0%
         State taxes, net of federal effect..    4.4      3.7        3.0
         Other...............................    2.4     (0.5)      (1.2)
                                               -----    -----       ----
              Effective tax rate.............   41.8%    38.2%      36.8%
                                               =====    =====       ====

         The primary components of deferred tax assets and (liabilities) are as follows:

                                                     June 30, 2003                  June 30, 2002
                                              --------------------------      ------------------------
                                                Current       Long-term        Current      Long-term
                                              ----------      ----------      ----------    ----------
           Asset allowances................   $  590,000                      $  940,000
           Other accruals and allowances...    3,480,000                       3,560,000
           Deferred compensation...........                   $1,980,000                   $ 1,800,000
           Property, plant and equipment...                     (420,000)                   (1,100,000)
                                              ----------      ----------      ----------   -----------
                Total......................   $4,070,000      $1,560,000      $4,500,000   $   700,000
                                              ==========      ==========      ==========   ===========

9.       STOCK OPTIONS

         The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At June 30, 2003, 593,400 shares were available for future grants.

         A summary of the status of the Company's stock option plans as of June 30, 2003, 2002 and 2001 and the changes during the years then ended is presented below:

                                               Shares        Price Range
                                             ---------     --------------
         Outstanding at June 30, 2000.....    625,745      $10.25 - 15.75
           Granted........................    135,150       10.56 - 10.75
           Exercised......................     (8,000)      10.25 - 10.50
                                             --------
         Outstanding at June 30, 2001.....    752,895       10.25 - 15.75
           Granted........................    147,950       10.30 - 16.52
           Exercised......................   (333,370)      10.25 - 13.25
           Canceled.......................    (75,110)      10.75 - 14.88
                                             --------
         Outstanding at June 30, 2002.....    492,365       10.25 - 16.52
           Granted........................    154,050           15.92
           Exercised......................    (88,570)      10.25 - 13.25
                                             --------
         Outstanding at June 30, 2003.....    557,845      $10.25 - 16.52
                                             ========

         The following table summarizes information for options outstanding and exercisable at June 30, 2003:

                                                 Weighted - Average
                                              --------------------------
            Range of          Options          Remaining        Exercise
             Prices         Outstanding       Life (Years)        Price
         --------------     -----------       --------------------------
         $10.25 - 10.75       224,020             7.1           $10.52
          11.13 - 11.45        65,475             3.3            11.35
          12.66 - 12.75        14,000             5.0            12.73
          13.25 - 13.60        91,300             6.3            13.27
          15.75 - 15.93       161,050             9.1            15.92
              16.52             2,000             8.9            16.52
                              -------
          10.25 - 16.52       557,845             7.0            12.70
                              =======

10.      ACCRUED WARRANTY COSTS

         The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability for the years ended June 30:

                                                                  2003           2002            2001
                                                               -----------    -----------    -----------
           Accrued warranty costs at June 30...............    $   500,000    $   500,000    $   500,000
           Payments made for warranty and related costs....     (3,226,299)    (3,194,430)    (3,258,493)
           Accrual for product warranty and related costs..      3,261,299      3,194,430      3,258,493
                                                               -----------    -----------    -----------
           Accrued warranty costs at June 30...............    $   535,000    $   500,000    $   500,000
                                                               ===========    ===========    ===========

11.      PENSION AND RETIREMENT PLANS

         The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. It is the Company's policy to fund all pension costs accrued. Total pension and retirement plan expense was $1,790,000, $1,691,000, and $1,683,000 in fiscal 2003, 2002, 2001, respectively. The amounts include $377,000, $367,000, and $380,000 in fiscal 2003, 2002, and 2001, respectively, for the Company's matching contribution to retirement savings plans. The Company's cost for pension plans is generally determined as 2% - 6% of each covered employee's wages. The Company's matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $1,332,000, $1,252,000, and $1,355,000 in fiscal 2003, 2002, and 2001, respectively.

         The Company has unfunded post-retirement benefit and deferred compensation plans with certain officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2003, 2002 and 2001, the benefit obligation was increased by interest expense of $118,869, $139,399 and $228,084, service costs of $434,575, $582,197 and $362,950, and decreased by payments of $273,000, $271,000 and $304,000, respectively. At June 30, 2003, the benefit obligation was $4,790,225.

12.      MANAGEMENT INCENTIVE PLAN

         The Company has an incentive plan that provides for shares of common stock to be awarded to key employees based on a targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares issued after one and two years. Under the plan 20,398, 37,641 and 34,397 shares were awarded, and the amounts charged to income were $335,548, $500,000 and $380,000 in fiscal 2003, 2002 and 2001, respectively. At June 30, 2003, 122,242 shares were available for future grants. Under the Company's voluntary deferred compensation plan, certain employees may defer common stock awards until retirement. In fiscal 2003 and 2002, the Company awarded 19,410 and 17,684 shares with an award value of $256,794 and $195,585, respectively, based on quoted market prices at the applicable award dates. At June 30, 2003 and 2002, 37,094 and 17,684 shares with an award value of $452,379 and $195,585, respectively, had been deferred. No shares have been redeemed under the deferred compensation plan.

13.      RESTRUCTURING

         During the quarter ended December 31, 2001, the Company recorded an $890,000 charge to cost of goods sold for estimated facility closing costs related to the Elkhart, Indiana manufacturing facility. The charge principally represents employee separation costs and facility closing costs with no future benefit to the Company. The decision to close the facility was driven by the weakening demand for vehicle seating products especially for van conversions, which was the primary product of the Elkhart plant. A total of 84 employees representing all of Elkhart's employees were affected by the closure, including 32 employees who had been laid off previously. At June 30, 2003, there are no remaining accrued costs related to this facility closing.

         During the quarter ended June 30, 2002, the Company recorded a total charge of $1,200,000 for estimated retail store closing costs. Of the total charge, $300,000 was recorded as cost of goods sold and $900,000 was charged to selling, general and administrative expenses. The decision to close the retail store was driven by the continued struggling operations of the store. There were a minimal number of employees affected and insignificant amounts of employee separation costs associated with this retail store closing. The charge principally represents store closing costs with no future benefit to the Company. During fiscal 2003, the Company paid $1,035,032 related to the retail facility closing. The Company expects to pay the remaining restructuring accrual during the next fiscal year.

         The following table summarizes the activity related to the restructuring charges during fiscal 2003 and 2002:

                                                          Employee       Facility
                                                         Separation       Closing
                                                            Costs          Costs          Total
                                                         -----------    -----------    -----------
          Accrued restructuring costs at June 30, 2001.. $        --    $        --    $        --

            Restructuring expense ......................     750,000      1,340,000      2,090,000
            Payments ...................................    (318,207)       (71,184)      (389,391)
                                                         -----------    -----------    -----------
          Accrued restructuring costs at June 30, 2002..     431,793      1,268,816      1,700,609

            Restructuring (income) expense .............    (431,793)       477,000         45,207
            Payments ...................................          --     (1,035,032)    (1,035,032)
                                                         -----------    -----------    -----------
          Accrued restructuring costs at June 30, 2003.. $        --    $   710,784    $   710,784
                                                         ===========    ===========    ===========

14.      COMMITMENTS AND CONTINGENCIES

         FACILITY LEASES - the Company leases certain facilities under various operating leases. These leases require the Company to pay operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $1,180,000, $1,530,000 and $1,410,000 in fiscal 2003, 2002 and 2001, respectively.

         Expected future minimum commitments under operating leases and lease guarantees as of June 30, 2003, were as follows:

                Year Ended June 30:

                     2004                 $1,151,000
                     2005                    455,000
                     2006                    325,000
                     2007                    332,000
                     2008                    339,000
                     Thereafter              500,000
                                          ----------
                                          $3,102,000
                                          ==========

         GUARANTEE - the Company has guaranteed the future lease payments of a third party for a six-year period ending August 2007. The annual minimum lease payments are approximately $220,000, and the remaining minimum payments are approximately $933,000 at June 30, 2003. The Company has not been required to make any payments under the guarantee.

15.      SEGMENTS

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

         The accounting policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

         Segment information for the year ended June 30, 2003 is as follows:

                                                 Seating          Retail
                                                 Products         Stores         Total
                                              --------------    -----------   ------------
           Net sales..........................  $286,766,425    $ 5,210,740   $291,977,165
           Operating income (loss)............    14,493,120     (1,208,844)    13,284,276
           Depreciation.......................     4,653,584        114,028      4,767,612
           Capital expenditures...............     5,099,791             --      5,099,791
           Assets.............................   119,420,546      1,279,736    120,700,282

         Segment information for the year ended June 30, 2002 is as follows:

                                                 Seating          Retail
                                                 Products         Stores         Total
                                              --------------    -----------   ------------
           Net sales..........................  $272,497,903    $ 7,173,499   $279,671,402
           Operating income (loss)............    11,323,944     (3,055,260)     8,268,684
           Depreciation.......................     4,800,651        175,986      4,976,637
           Capital expenditures...............     1,001,654         98,260      1,099,914
           Assets.............................   117,359,929      1,799,347    119,159,276

         Segment information for the year ended June 30, 2001 is as follows:

                                               Seating          Retail
                                               Products         Stores         Total
                                            --------------    -----------   ------------
         Net sales..........................  $280,337,237    $ 4,435,273     $284,772,510
         Operating income (loss)............     8,821,939     (2,356,352)       6,465,587
         Depreciation.......................     5,620,332        105,966        5,726,298
         Capital expenditures...............     2,185,736        631,444        2,817,180
         Assets.............................   107,927,164      2,367,305      110,294,469

16.      SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION - UNAUDITED
            (in thousands of dollars, except per share amounts)

                                                   FOR THE QUARTER ENDED
                                   --------------------------------------------------
                                   September 30   December 31    March 31     June 30
                                   ------------   -----------    --------     -------
         Fiscal 2003:
            Net sales ............  $  70,019       $73,580      $73,461     $74,916
            Gross margin..........     15,293        17,365       15,453      17,428
            Net income............      2,031         2,216        1,421       2,623
            Earnings per share:
                 Basic............       0.33          0.35         0.23        0.42
                 Diluted..........       0.32          0.35         0.22        0.41

                                                   FOR THE QUARTER ENDED
                                   -------------------------------------------------
                                   September 30   December 31    March 31     June 30
                                   ------------   -----------    --------     -------
         Fiscal 2002:
            Net sales ............   $ 63,208       $65,826      $73,742     $76,895
            Gross margin..........     12,760        13,227       16,530      19,004
            Net income............        197           711        2,015       2,737
            Earnings per share:
                 Basic............       0.03          0.12         0.33        0.44
                 Diluted..........       0.03          0.12         0.33        0.44

17.      SUBSEQUENT EVENT

         On August 13, 2003, the Company announced that it had signed a definitive purchase agreement to acquire DMI Furniture, Inc. (NASDAQ Small Cap: DMIF) at a price of $3.30 per share, payable in cash. The total value of the transaction is approximately $44 million, including the assumption of the outstanding debt of DMI Furniture, Inc., which is approximately $27 million. The transaction is expected to be completed in September 2003.

         DMI Furniture, Inc. is a Louisville, Kentucky-based vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia and South America. DMI Furniture, Inc.'s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

         In connection with the definitive purchase agreement for the acquisition of DMI Furniture, Inc., the Company has obtained a $35 million commitment for a line of credit from a bank. The commitment expires March 31, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 2003, there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of disclosure controls and procedures - Based on their evaluation as of the date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Changes in internal controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III

ITEMS 10, 11, 12.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                   EXECUTIVE COMPENSATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                   STOCKHOLDER MATTERS

         The information identifying directors of the registrant, executive compensation and beneficial ownership of registrant stock and supplementary data is contained in the registrant's fiscal 2003 definitive Proxy Statement to be filed with the Securities and Exchange Commission and are incorporated herein by reference. Executive officers are identified in Part I, Item 4 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is contained under the heading "Certain Relationships and Related Transactions" in the registrant's fiscal 2003 definitive Proxy Statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP was the Company's independent auditor in fiscal 2003. In addition to performing the audit of the Company's consolidated financial statements, Deloitte & Touche LLP provided various audit-related and tax services during fiscal 2003.

The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP's independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP's independence.

The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

                                          2003             2002
                                        --------         --------
         Audit Fees (1)...........      $146,800         $136,800
         Audit Related Fees (2)...        53,000           21,900
         Tax Services (3).........        53,000           37,300
         All Other Fees (4).......            --               --
                                        --------         --------
         Total....................      $252,800         $196,000
                                        ========         ========

(1) Audit Fees - Professional fees and expenses for the audit of the consolidated financial statements of the Company, review of financial statements included in Forms 10-K and 10-Q and services provided in connection with statutory and regulatory filings.

(2) Audit Related Fees - Professional fees and expenses for employee benefit plan audits and reviews and related matters.

(3) Tax Services - Professional fees and expenses for tax compliance, including the preparation of tax returns, tax advice and tax planning.

(4) All Other Fees - No other professional services were provided during fiscal 2003 and 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

         The financial statements of the registrant are set forth above in
Item 8.

    (2)  Schedules

         The following financial schedules for the years ended June 30, 2003, 2002 and 2001 are submitted herewith:

                                   SCHEDULE II

                                    RESERVES

                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                                   DEDUCTIONS
                                   BALANCE AT       ADDITIONS         FROM
                                  BEGINNING OF      CHARGED TO      RESERVES        BALANCE AT
               DESCRIPTION            YEAR           INCOME          (NOTE)        END OF YEAR
         -----------------------  ------------      ----------    ------------     -----------
         Allowance for
           Doubtful Accounts:
         2003..................... $2,540,000     $   460,000     ($   890,000)    $2,110,000
                                   ==========     ===========     ============     ==========

         2002..................... $1,950,000     $ 1,581,000     ($   991,000)    $2,540,000
                                   ==========     ===========     ============     ==========

         2001..................... $2,250,000     $ 4,178,000     ($ 4,478,000)    $1,950,000
                                   ==========     ===========     ============     ==========

         NOTE -- UNCOLLECTIBLE ACCOUNTS CHARGED AGAINST RESERVE LESS RECOVERIES.

                  Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

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

         10.1 1989 Stock Option Plan, as amended, incorporated by reference from the 1992 Flexsteel definitive proxy statement.*

         10.2 1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

         10.3 Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

         10.4 1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

         10.5 Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

         10.6 Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

         10.7 Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

         10.8 2002 Stock Option Plan incorporated by reference from the 2002 Flexsteel definitive proxy statement.*

         22 2003 definitive Proxy Statement incorporated by reference is to be filed with the Securities Exchange Commission on or before December 1, 2003. However, the Nominating and Compensation Committee Report and Audit Committee Report are not incorporated herein as soliciting material or filed material.

         23.1     Independent Auditors' Report.

         23.2     Independent Auditors' Consent.

         31.1     Certification by Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification by Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  * Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

(b)      Reports on Form 8-K

         On April 15, 2003, the Company filed a report on Form 8-K announcing Third Quarter and Year-to-Date Operating Results.

         On August 8, 2003, the Company filed a report on Form 8-K announcing Fourth Quarter and Year-to-Date Operating Results.


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 29, 2003                FLEXSTEEL INDUSTRIES, INC.
     -------------------


                                      By:         /s/ K. BRUCE LAURITSEN
                                          --------------------------------------
                                                    K. BRUCE LAURITSEN
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                          and
                                               PRINCIPAL EXECUTIVE OFFICER

                                      By:         /s/ R. J. KLOSTERMAN
                                          --------------------------------------
                                                  RONALD J. KLOSTERMAN
                                               VICE PRESIDENT OF FINANCE
                                                          and
                                              PRINCIPAL FINANCIAL OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  August 29, 2003                         /S/ K. BRUCE LAURITSEN
     -------------------              -----------------------------------------
                                                  K. Bruce Lauritsen
                                                       DIRECTOR


Date:  August 29, 2003                          /S/ EDWARD J. MONAGHAN
     -------------------              -----------------------------------------
                                                  Edward J. Monaghan
                                                       DIRECTOR


Date:  August 29, 2003                          /S/ JAMES R. RICHARDSON
     -------------------              -----------------------------------------
                                                  James R. Richardson
                                                       DIRECTOR


Date:  August 29, 2003                          /S/ JEFFREY T. BERTSCH
     -------------------              -----------------------------------------
                                                  Jeffrey T. Bertsch
                                                       DIRECTOR


Date:  August 29, 2003                            /S/ L. BRUCE BOYLEN
     -------------------              -----------------------------------------
                                                    L. Bruce Boylen
                                                       DIRECTOR


Date:  August 29, 2003                           /S/ PATRICK M. CRAHAN
     -------------------              -----------------------------------------
                                                   Patrick M. Crahan
                                                       DIRECTOR


Date:  August 29, 2003                             /S/ LYNN J. DAVIS
     -------------------              -----------------------------------------
                                                     Lynn J. Davis
                                                       DIRECTOR


Date:  August 29, 2003                          /S/ THOMAS E. HOLLORAN
     -------------------              -----------------------------------------
                                                  Thomas E. Holloran
                                                       DIRECTOR


Date:  August 29, 2003                            /S/ MARVIN M. STERN
     -------------------              -----------------------------------------
                                                    Marvin M. Stern
                                                       DIRECTOR


Date:  August 29, 2003                           /S/ ROBERT E. DEIGNAN
     -------------------              -----------------------------------------
                                                   Robert E. Deignan
                                                       DIRECTOR


Date:  August 29, 2003                             /S/ ERIC S. RANGEN
     -------------------              -----------------------------------------
                                                     Eric S. Rangen
                                                       DIRECTOR