Form 10-Q
period 2003-09-30
FLEXSTEEL INDUSTRIES INC
filed 2003-11-14
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[✓] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended September 30, 2003
or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from           to
Commission file number 0-5151

Incorporated in State of Minnesota           I.R.S. Identification No. 42-0442319

FLEXSTEEL INDUSTRIES,INC.
P. O. BOX 877
DUBUQUE, IOWA 52004-0877

Area code 563 Telephone 556-7730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___.

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2003	6,430,607

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	September 30, 2003	June 30, 2003

CURRENT ASSETS:
Cash and cash equivalents	$10,772,116	$12,811,385
Investments	1,519,229	9,531,913
Trade receivables – less allowance for doubtful accounts:
September 30, 2003, $3,140,000;
June 30, 2003, $2,110,000	42,437,942	29,612,278
Inventories	59,180,655	32,473,287
Deferred income taxes	6,348,729	4,070,000
Other	3,672,374	1,323,426

Total current assets	123,931,045	89,822,289
PROPERTY, PLANT, AND EQUIPMENT
At cost less accumulated depreciation:
September 30, 2003, $66,689,297
June 30, 2003, $65,912,760	29,770,467	20,377,797
DEFERRED INCOME TAXES	1,620,000	1,560,000
OTHER ASSETS	9,529,705	8,940,196

TOTAL	$164,851,217	$120,700,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$8,535,408	$2,747,226
Current portion of long-term debt	1,009,500
Accrued liabilities:
Payroll and related items	11,728,988	7,565,256
Insurance	4,482,877	6,373,626
Restructuring	682,631	710,784
Other	12,113,265	4,759,838

Total current liabilities	38,552,669	22,156,730

LONG-TERM LIABILITIES:
Long-term debt, less current portion	24,508,241
Accrued pension costs	852,753
Deferred compensation	4,914,905	4,790,225
Other long–term liabilities	662,798

Total long–term liabilities	30,938,697	4,790,225

Total liabilities	69,491,366	26,946,955

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value:
authorized 60,000 shares: outstanding – none
Undesignated (subordinated) stock – $1 par value:
authorized 700,000 shares: outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding September 30, 2003, 6,430,607 shares;
outstanding June 30, 2003, 6,294,639 shares	6,430,607	6,294,639
Additional paid–in capital	1,845,257	1,353,639
Retained earnings	86,816,922	85,787,823
Accumulated other comprehensive income	267,065	317,226

Total shareholders’ equity	95,359,851	93,753,327

TOTAL	$164,851,217	$120,700,282

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,

	2003	2002

NET SALES	$76,857,039	$70,019,376
COST OF GOODS SOLD	(60,006,842)	(54,726,815)

GROSS MARGIN	16,850,197	15,292,561
SELLING, GENERAL AND ADMINISTRATIVE	(13,958,079)	(12,677,317)
GAIN ON SALE OF LAND	403,065

OPERATING INCOME	2,892,118	3,018,309

OTHER:
Interest and other income	222,117	315,339
Interest expense	(44,319)	(2,788)

Total	177,798	312,551

INCOME BEFORE INCOME TAXES	3,069,916	3,330,860
PROVISION FOR INCOME TAXES	(1,205,000)	(1,300,000)

NET INCOME	$1,864,916	$2,030,860

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	6,336,434	6,212,912

DILUTED	6,431,189	6,323,010

EARNINGS PER SHARE OF COMMON STOCK:
BASIC	$0.29	$0.33

DILUTED	$0.29	$0.32

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,

	2003	2002

OPERATING ACTIVITIES:
Net income	$1,864,916	$2,030,860
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	1,188,489	1,158,880
Gain on disposition of capital assets	(30,717)	(422,065)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(129,052)	3,151,026
Inventories	437,608	(2,190,381)
Other current assets	(70,395)	(125,397)
Other assets	(11,081)	(15,077)
Accounts payable – trade	4,287,642	1,994,215
Accrued liabilities	2,727,713	482,119
Deferred compensation	124,680	122,504
Deferred income taxes	(105,729)

Net cash provided by operating activities	10,284,074	6,186,684

INVESTING ACTIVITIES:
Purchases of investments	(2,292,551)	(2,877,801)
Proceeds from sales of investments	10,278,158	7,693,225
Payments received from customers on notes receivable	14,800	279,231
Proceeds from sales of capital assets	31,749	581,196
Capital expenditures, net of acquisition	(1,332,519)	(1,976,570)
Acquisition of DMI Furniture, Inc., net of cash acquired	(19,321,369)

Net cash provided by (used in) investing activities	(12,621,732)	3,699,281

FINANCING ACTIVITIES:
Repayment of borrowings	(28,870)
Dividends paid	(805,785)
Other long-term liabilities	38,380
Proceeds from issuance of common stock	288,879	24,231

Net cash provided by (used in) financing activities	298,389	(781,554)

Increase (decrease) in cash and cash equivalents	(2,039,269)	9,104,411
Cash and cash equivalents at beginning of year	12,811,385	5,375,683

Cash and cash equivalents at end of period	$10,772,116	$14,480,094

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2003, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC and the consolidated financial statements of DMI Furniture, Inc. for the year ended August 30, 2003, and the notes thereto, included in the Company’s Amendment No. 2 to Current Report on Form 8-K/A filed with the SEC on November 13, 2003.

DESCRIPTION OF BUSINESS – The Company manufactures a broad line of quality upholstered furniture for residential, recreational vehicle and commercial seating use. Products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, and convertible bedding units. The Company has three wholly owned subsidiaries: (1) DMI Furniture, Inc. (DMI), acquired effective September 18, 2003, is a Louisville, Kentucky-based, vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia and South America. DMI Furniture, Inc.‘s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture, (2) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (3) Four Seasons, Inc. operated retail furniture stores until their closure in November 2003. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS – Certain prior period amounts have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

2.	ACQUISITION – On September 18, 2003, the Company effectively acquired 100% of the outstanding common stock of DMI Furniture, Inc. for $3.30 per share in cash. The results of DMI’s operations have been included in the consolidated financial statements of the Company since that date. As a result of the acquisition, DMI’s distribution, product lines, and global sourcing infrastructure are expected to enhance the Company’s focus on expanding its product offerings. The financial strength of the Company is also expected to provide the resources for continued DMI growth and result in accretion to the earnings of the Company.

The aggregate purchase price was $54.5 million. The purchase price consisted of $16.7 million in cash paid to the shareholders of DMI, $2.8 million in acquisition costs paid by the Company, and the assumption of all DMI liabilities totaling $35.0 million, including $25.5 million of long-term debt.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of certain property and intangible assets; thus, the allocation of the purchase price is preliminary and subject to future adjustment (in thousands):

September 18, 2003

Current assets	$44,692
Property, plant, and equipment	9,250
Intangible asset – customer relationships	567
Other assets	34

Total assets acquired	54,543

Current liabilities	(8,912)
Long-term debt	(24,508)
Other liabilities	(1,628)

Total liabilities assumed	(35,048)

Net assets acquired	$19,495

The customer relationships intangible asset will be amortized on a straight-line basis over an expected useful life of five years. None of the amortization of the customer relationships intangible asset is expected to be deductible for income tax purposes.

The unaudited pro forma financial information below assumes that DMI had been acquired at July 1, 2002 and includes the effect of amortization of the customer relationships intangible asset, additional depreciation expense, reduction in interest income, and the related income tax effects. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2003. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended September 30,

	2003	2002

Net sales	$97,849	$98,250
Net income	1,695	2,500
Earnings per share of common stock:
Basic	0.27	0.40
Diluted	0.26	0.40

3.	INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. A comparison of inventories is as follows (in thousands):

	September 30, 2003	June 30, 2003

Raw materials	$20,343	$15,992
Work in process and finished parts	9,106	8,865
Finished goods	29,732	7,616

Total	$59,181	$32,473

4.	ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2003 (in thousands):

Accrued warranty costs at June 30, 2003	$535
Payments made for warranty costs	(786)
Estimated liability assumed in DMI acquisition	675
Accrual for product warranty	786

Accrued warranty costs at September 30, 2003	$1,210

5.	DERIVATIVE & HEDGING ACTIVITIES – In connection with the DMI acquisition, the Company assumed DMI’s interest rate swaps utilized to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $20.6 million with a weighted average fixed rate of 4.2% at September 30, 2003. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were a liability of $0.7 million as of September 30, 2003 and are reflected as other long-term liabilities on the accompanying balance sheet.

6.	RESTRUCTURING – The Company established an accrual for restructuring liabilities in fiscal 2002 for estimated facility closing costs related to the closure of retail stores. The accrual includes inventory write-offs, and lease commitments with no future benefit to the Company. Utilization of the accrual may differ from the initial restructuring charge as amounts are paid and become known to the Company.

The following table summarizes the activity related to the restructuring charges during the three months ended September 30, 2003 (in thousands):

Facility Closing Costs

Accrued restructuring costs at June 30, 2003	$711
Recovery (utilization) for the period ended September 30, 2003	(28)

Accrued restructuring costs at September 30, 2003	$683

7.	LONG-TERM DEBT – At September 30, 2003, consisted of the following (in thousands):

Capital lease obligations due November 2003	$13
Economic development revenue bonds; paid	2,230
October 2003
Economic development revenue bonds; payable
May 2004; weekly adjustable coupon rate	2,020
Reducing revolving loan with monthly principal
installments of $83,334; through March 1,
2006; interest rate at prime +.5% or
LIBOR+3%	2,608
$28,000,000 Revolving Note; expires March 1,
2006; interest rate at prime +.5% or
LIBOR+3%	18,650

Total	25,521
Less portion due within one-year	1,010

Long-term debt, less current portion	$24,511

In August 2003, DMI entered into a Third Amended and Restated Credit Agreement with certain banks. The new agreement extended the due date of the revolving note agreement through March 1, 2006, increased borrowing capacity to $39.0 million to meet working capital needs.

DMI’s bank financing agreement contains restrictive covenants that require DMI, among other things, to maintain a fixed charge ratio, tangible net worth, ratio of total funded debt to EBITDA and limitations on the total capital expenditures, all as defined in the bank financing agreement. As of August 30, 2003, DMI was not in compliance with the leverage ratio and capital expenditure covenants. On October 17, 2003, DMI’s lenders waived the defaults under the Amended and Restated Credit Agreement dated August 4, 2003.

Substantially all DMI assets are pledged to collateralize long-term debt. On September 30, 2003, DMI had approximately $4.0 million available under the formula for calculating its available borrowings.

In connection with the definitive purchase agreement for the acquisition of DMI, the Company obtained a $35 million commitment for a line of credit from a bank. The commitment expires March 31, 2004. As of September 30, 2003, there were no outstanding borrowings under the line of credit.

8.	PENSION PLANS – In connection with the DMI acquisition, the Company assumed DMI’s defined benefit pension plan and defined contribution retirement plans. The defined benefit pension plan covers substantially all hourly employees of DMI. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of September 30, 2003, the accrued benefit liability related to the defined benefit pension plan recognized on the Company’s consolidated balance sheet was $0.9 million.

9.	STOCK OPTIONS – The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At September 30, 2003, 593,400 shares were available for future grants. The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. No stock options were issued during the quarters ended September 30, 2003 and 2002.

10.	EARNINGS PER SHARE – Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 94,755 shares and 110,098 shares in the quarters ended September 30, 2003 and 2002, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 3,759 and 9,000 shares of common stock were outstanding during the three months ended September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11.	COMPREHENSIVE INCOME – In accordance with the provisions of SFAS No. 130, the Company has elected to report comprehensive income in its Consolidated Statement of Changes in Shareholders’ Equity. For the three months ended September 30, 2003 and 2002, comprehensive income (loss) was $0.1 million and ($0.4) million, respectively.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Investing Activities – In September 2003, the Company purchased all of the common stock of DMI for $19.5 million (including acquisition costs of $2.8 million). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired	$54,543
Cash paid for common stock	19,495

Liabilities assumed	$35,048

Supplemental Information – Cash paid during the period for (in thousands):

	Three Months Ended September 30,

	2003	2002

Interest	$1	$3
Income taxes	$122	$1,425

Other Non-Cash Items – For the three months ended September 30, 2003 (in thousands):

Interest rate derivatives (net of tax)	$42

13.	SEGMENTS – The Company operates in two reportable operating segments: (1) Furniture Products (formerly known as Seating Products) and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of two retail furniture stores that offered the Company’s residential seating products for sale directly to consumers. In November 2003, the retail stores were closed. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

Segment information for the three-month period ended September 30, 2003 was as follows (in thousands):

	Furniture Products	Retail Stores	Total

Net sales	$75,607	$1,250	$76,857
Operating income (loss)	2,966	(74)	2,892
Depreciation	1,162	26	1,188
Capital expenditures	1,333		1,333
Assets	163,584	1,267	164,851

Segment information for the three-month period ended September 30, 2002 was as follows (in thousands):

	Furniture Products	Retail Stores	Total

Net sales	$68,736	$1,283	$70,019
Operating income (loss)	3,284	(266)	3,018
Depreciation	1,127	32	1,159
Capital expenditures	1,977	1,977
Assets	122,864	2,026	124,890

14.	ACCOUNTING DEVELOPMENTS – In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” FIN 46 addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which an enterprise obtains an interest after that date. The Company does not hold any variable interest entities.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the first quarter of fiscal 2004. The adoption of SFAS No. 150 had no material impact on the Company’s results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. (the Company) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

CRITICAL ACCOUNTING POLICIES:

The discussion and analysis of the Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Actual results may differ from these estimates under different assumptions or conditions.

Use of estimates – the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives of long-lived assets, self-insurance programs, restructuring costs, pension benefits, warranty and revenue recognition.

Allowance for doubtful accounts – the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the financial statements based on collection experience and actual returns and allowances.

Inventories – the Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. Changes in the market conditions could require a write down of inventory.

Valuation of Long-Lived Assets – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods.

Self-insurance programs – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company.

Restructuring – the Company established an accrual for restructuring liabilities in fiscal 2002 for facility closing costs related to the closure of a retail store. The accrual includes inventory write-offs, and lease commitments with no future benefit to the Company. Utilization of the accrual may differ from the initial restructuring charge as amounts are paid and become known to the Company.

Pension benefits – the amounts recognized in the financial statements related to pension benefits under DMI’s defined benefit pension plan are determined on actuarial assumptions, the calculation of which requires many assumptions. A significant assumption used in determining DMI’s net pension cost is the expected long-term rate of return on plan assets. Another significant estimate that affects DMI’s pension cost is the discount rate used in the annual actuarial valuation of pension benefits. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. To the extent the assumed discount rate decreases, DMI would have to record additional expense.

Warranty – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

Revenue recognition – is upon delivery of product. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts.

Results of Operations for the Three Months Ended September 30, 2003 vs. 2002

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2003 and 2002. Amounts presented are percentages of the Company’s net sales.

	First Quarter Ended September 30,

	2003	2002

Net sales	100.0%	100.0%
Cost of goods sold	(78.1)	(78.2)

Gross margin	21.9	21.8
Selling, general and administrative expense	(18.1)	(18.1)
Gain on sale of land	0.6

Operating income	3.8	4.3
Other income, net	0.2	0.5

Income before income taxes	4.0	4.8
Income tax expense	(1.6)	(1.9)

Net income	2.4%	2.9%

Net sales for the quarter ended September 30, 2003 increased by $6.8 million or 9.8% compared to the prior year quarter. Residential sales volume increased $3.3 million (including $1.7 million from DMI) or 7.4%. Recreational vehicle seating sales increased $0.7 million or 3.4%. Commercial sales volume increased $2.8 million (including $1.4 million from DMI) or 65.7%.

Gross margin increased $1.6 million to $16.9 million or 21.9% of net sales in the current quarter, from $15.3 million or 21.8% in the prior year quarter. The increase in gross margin reflects modestly higher production volume.

Selling, general and administrative expenses as a percentage of net sales were 18.1% and 18.1% for the current quarter and prior year quarter, respectively. The $1.3 million increase in selling, general and administrative expense is due to increases in volume related selling expense and slightly higher general and administrative expense.

During the prior year quarter, the Company sold land adjacent to its Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The above factors resulted in current fiscal quarter net income of $1.9 million or $0.29 per share compared to the prior year quarter of $2.0 million or $0.32 per share, a decrease of $0.1 million or $0.03 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital at September 30, 2003 was $85.4 million, which includes cash, cash equivalents and investments of $12.3 million. Working capital increased by $17.7 million from the June 30, 2003 amount.

Cash, cash equivalents and investments decreased by $10.1 million during the quarter ended September 30, 2003. Net cash provided by operating activities was $10.3 million during the current quarter versus $6.2 million in the prior year quarter. The decrease in cash and cash equivalents primarily resulted from the acquisition of DMI Furniture, Inc. in September 2003 for $19.5 million.

Capital expenditures were $1.3 million during the first three months of fiscal 2004 and $2.0 million in the prior year quarter. The current quarter expenditures were incurred primarily for manufacturing equipment and delivery equipment. During the next nine months, it is anticipated that approximately $3.0 million will be spent on manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available cash.

The Company has adequate cash, cash equivalents, short-term investment and credit arrangements to meet its operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.

Item 3. Quantitative and Qualitative Information About Market Risk

General – Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows.

Foreign Currency Risk – During the first quarter of fiscal 2004 and 2003 the Company did not have sales, purchases, or other expenses denominated in foreign currencies nor did it have any subsidiary located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices

Interest Rate Risk — The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2003, a hypothetical 100 basis point increase in short term interest rates would decrease annual pre-tax earnings by approximately $50,000, assuming no change in the volume or composition of debt at September 30, 2003. The Company has effectively fixed the interest rates on approximately $20.6 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of September 30, 2003 the fair value of these swaps is a liability of approximately $0.7 million and is included in other liabilities.

Item 4. Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation as of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)     Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or anticipated results of the Company, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders.

Statements, including those in this report, which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of sales, the cost of raw materials, the amount of sales generated and the profit margins thereon, competition, both foreign and domestic, changes in interest rates, credit exposure with customers, the ability to successfully integrate DMI into the Company’s operations, and general economic conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The registrant filed the following report on Form 8-K during the quarter ended September 30, 2003:

•	Press Release dated August 7, 2003 – Flexsteel Announces Fourth Quarter and Fiscal 2003 Operating Results.

Exhibits: 31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.
Date: November 14, 2003	By: /S/ R. J. Klosterman
R. J. Klosterman
Financial Vice President &
Principal Financial Officer