Form 10-Q/A
period 2003-09-30
FLEXSTEEL INDUSTRIES INC
filed 2003-11-18
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q/A

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

PART I FINANCIAL INFORMATION

        This 10-Q Amendment is being filed due to a printer error in the Consolidated Statements of Income table in the original filing. The dollar amount on the line "Gain on Sale of Land" was mistakenly put in the incorrect column.

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

FLEXSTEEL INDUSTRIES, INC.
Date: November 17, 2003	By: /S/ R. J. Klosterman
R. J. Klosterman
Financial Vice President &
Principal Financial Officer