Form 10-Q
period 2003-12-31
FLEXSTEEL INDUSTRIES INC
filed 2004-02-06
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   [NO FEE REQUIRED] For the quarterly period
                             ended December 31, 2003
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to
                          Commission file number 0-5151


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]







Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2003                     6,481,800
                                                      --------------------------

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   December 31,                   June 30,
                                                                                       2003                         2003
                                                                                -------------------          -------------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.........................................          $     2,278,423              $    12,811,385
    Investments.......................................................                1,261,089                    9,531,913
    Trade receivables - less allowance for doubtful accounts:
        December 31, 2003, $3,650,000;
        June 30, 2003, $2,110,000.....................................               46,193,855                   29,612,278
    Inventories.......................................................               60,971,572                   32,473,287
    Deferred income taxes.............................................                6,320,000                    4,070,000
    Other.............................................................                2,009,964                    1,323,426
                                                                                -------------------          -------------------
       Total current assets...........................................              119,034,903                   89,822,289
PROPERTY, PLANT, AND EQUIPMENT
    At cost less accumulated depreciation:
    December 31, 2003, $67,675,607
    June 30, 2003, $65,912,760........................................               30,313,830                   20,377,797
DEFERRED INCOME TAXES.................................................                1,170,000                    1,560,000
OTHER ASSETS..........................................................                9,776,266                    8,940,196
                                                                                -------------------          -------------------
               TOTAL..................................................          $   160,294,999              $   120,700,282
                                                                                ===================          ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade..............................................          $    12,422,918              $     2,747,226
Current portion of long-term debt.....................................                1,000,008
Accrued liabilities:
    Payroll and related items.........................................               10,219,482                    7,565,256
    Insurance.........................................................                4,544,886                    6,373,626
    Restructuring.....................................................                  710,680                      710,784
    Other.............................................................                7,222,876                    4,759,838
                                                                                -------------------          -------------------
       Total current liabilities......................................               36,120,850                   22,156,730
                                                                                -------------------          -------------------

LONG-TERM LIABILITIES:
    Long-term debt, less current portion..............................               19,870,345
    Accrued pension costs.............................................                  844,653
    Deferred compensation.............................................                4,992,785                    4,790,225
    Other long-term liabilities.......................................                  374,726
                                                                                -------------------          -------------------
       Total long-term liabilities....................................               26,082,509                    4,790,225
                                                                                -------------------          -------------------
            Total liabilities.........................................               62,203,359                   26,946,955
                                                                                -------------------          -------------------
SHAREHOLDERS' EQUITY:
    Cumulative preferred stock - $50 par value:
      authorized 60,000 shares: outstanding - none
    Undesignated (subordinated) stock - $1 par value:
      authorized 700,000 shares: outstanding - none
    Common stock - $1 par value; authorized 15,000,000 shares;
        outstanding December 31, 2003, 6,481,800 shares;
        outstanding June 30, 2003, 6,294,639 shares...................                6,481,800                    6,294,639
    Additional paid-in capital........................................                2,022,682                    1,353,639
    Retained earnings.................................................               88,990,685                   85,787,823
    Accumulated other comprehensive income ...........................                  596,473                      317,226
                                                                                -------------------          -------------------
         Total shareholders' equity...................................               98,091,640                   93,753,327
                                                                                -------------------          -------------------
               TOTAL..................................................          $   160,294,999              $   120,700,282
                                                                                ===================          ===================

                                 See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------------------------------------------------------
                                                                   1

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     Three Months Ended                          Six Months Ended
                                                        December 31,                               December 31,
                                            -------------------------------------    ----------------------------------------
                                                 2003                  2002                2003                   2002
                                            ---------------       ---------------    -----------------       ----------------
NET SALES..............................     $ 109,102,095         $  73,580,061      $   185,959,134         $   143,599,437
COST OF GOODS SOLD.....................       (85,896,001)          (56,214,774)        (145,902,843)           (110,941,589)
                                            ---------------       ---------------    -----------------       ----------------
GROSS MARGIN...........................        23,206,094            17,365,287           40,056,291              32,657,848
SELLING, GENERAL AND
  ADMINISTRATIVE.......................       (18,370,257)          (14,007,513)         (32,328,336)            (26,684,830)
GAIN ON SALE OF LAND...................                                                                              403,065
                                            ---------------       ---------------    -----------------       ----------------
OPERATING INCOME.......................         4,835,837             3,357,774            7,727,955               6,376,083
                                            ---------------       ---------------    -----------------       ----------------
OTHER:
     Interest and other income.........           301,389               291,729              523,505                 607,068
     Interest expense..................          (125,826)               (3,260)            (170,145)                 (6,048)
                                            ---------------       ---------------    ----------------        ----------------
          Total........................           175,563               288,469              353,360                 601,020
                                            ---------------       ---------------    ----------------        ----------------
INCOME BEFORE INCOME TAXES.............         5,011,400             3,646,243            8,081,315               6,977,103
PROVISION FOR INCOME TAXES.............        (1,995,000)           (1,430,000)          (3,200,000)             (2,730,000)
                                            ---------------       ---------------    ----------------        ----------------
NET INCOME.............................     $   3,016,400         $   2,216,243      $     4,881,315         $     4,247,103
                                            ===============       ===============    ================        ================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
       BASIC...........................         6,448,814             6,247,512            6,392,624               6,230,212
                                            ===============       ===============    ================        ================
       DILUTED.........................         6,520,575             6,358,711            6,475,882               6,340,860
                                            ===============       ===============    =================       ================

EARNINGS PER SHARE OF COMMON
  STOCK:
       BASIC...........................     $        0.47         $        0.35      $         0.76          $         0.68
                                            ===============       ===============    =================       ================
       DILUTED.........................     $        0.46         $        0.35      $         0.75          $         0.67
                                            ===============       ===============    =================       ================

                                 See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------------------------------------------------------
                                                                   2

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                ------------------------------------------------
                                                                                       2003                         2002
                                                                                -------------------          -------------------
OPERATING ACTIVITIES:
Net income.............................................................         $     4,881,315              $     4,247,103
Adjustments to reconcile net income to net cash
    provided by operating activities...................................
    Depreciation and amortization......................................               2,714,097                    2,422,486
    Restructuring charge reversal......................................                                              (56,793)
    Loss (gain) on disposition of capital assets.......................                 214,425                     (402,520)
    Changes in operating assets and liabilities, net of acquisition:
        Trade receivables..............................................              (4,192,516)                   3,779,036
        Inventories....................................................              (1,353,309)                  (1,604,913)
        Other current assets...........................................               1,592,015                   (1,742,080)
        Other assets...................................................                 (37,002)                     (15,077)
        Accounts payable - trade.......................................               8,175,152                     (939,657)
        Accrued liabilities............................................              (3,588,944)                     663,154
        Deferred compensation..........................................                 202,560
        Deferred income taxes..........................................                  29,000                      151,471
                                                                                -------------------          -------------------
Net cash provided by operating activities..............................               8,636,793                    6,502,210
                                                                                -------------------          -------------------

INVESTING ACTIVITIES:
    Purchases of investments...........................................              (2,911,848)                  (9,771,812)
    Proceeds from sales of investments.................................              11,239,470                   18,467,271
    Payments received from customers on notes receivable...............                 172,350                      302,743
    Proceeds from sales of capital assets..............................                  73,478                      612,121
    Capital expenditures, net of acquisition ..........................              (3,168,662)                  (3,442,222)
    Acquisition of DMI Furniture, Inc., net of cash acquired...........             (19,322,174)
                                                                                -------------------          -------------------
Net cash provided by (used in) investing activities....................             (13,917,386)                   6,168,101
                                                                                -------------------          -------------------

FINANCING ACTIVITIES:
    Payments on bank borrowings........................................              (8,360,829)
    Proceeds from bank borrowings......................................               3,684,571
    Dividends paid.....................................................                (835,817)                  (1,616,726)
    Other long-term liabilities........................................                (257,792)
    Proceeds from issuance of common stock                                              517,498                      312,469
                                                                                -------------------          -------------------
Net cash used in financing activities..................................              (5,252,369)                  (1,304,257)
                                                                                -------------------          -------------------

Increase (decrease) in cash and cash equivalents.......................             (10,532,962)                  11,366,054
Cash and cash equivalents at beginning of period.......................              12,811,385                    5,375,683
                                                                                -------------------          -------------------
Cash and cash equivalents at end of period.............................         $     2,278,423              $    16,741,737
                                                                                ===================          ===================


                                 See accompanying Notes to Consolidated Financial Statements (Unaudited).

--------------------------------------------------------------------------------------------------------------------------------
                                                                   3

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the six-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2003, and the notes thereto, included in Flexsteel's Annual Report on Form 10-K as filed with the SEC and the consolidated financial statements of DMI Furniture, Inc. for the year ended August 30, 2003, and the notes thereto, included in the Company's Amendment No. 2 to Current Report on Form 8-K/A filed with the SEC on November 13, 2003.

     DESCRIPTION OF BUSINESS - The Company is one of the oldest and largest manufacturers and marketers of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company's furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Furniture products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, bedroom, dining room, occasional tables, and home and commercial office furniture. The Company has three wholly owned subsidiaries: (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) Four Seasons, Inc. operated retail furniture stores until their closure in November 2003. (3) DMI Furniture, Inc. (DMI), acquired effective September 18, 2003, is a Louisville, Kentucky-based, vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI's divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. All significant intercompany accounts and transactions have been eliminated.

     RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no impact on net income or shareholders' equity as previously reported.

2. ACQUISITION - On September 18, 2003, the Company effectively acquired 100% of the outstanding common stock of DMI Furniture, Inc. for $3.30 per share in cash. The results of DMI's operations have been included in the consolidated financial statements of the Company since that date. As a result of the acquisition, DMI's distribution, product lines, and global sourcing infrastructure are expected to enhance the Company's focus on expanding its product offerings. The financial strength of the Company is also expected to provide the resources for continued DMI growth and result in accretion to the earnings of the Company.

     The aggregate purchase price was $54.9 million. The purchase price consisted of $16.7 million in cash paid to the shareholders of DMI, $2.8 million in acquisition costs paid by the Company, and the assumption of all DMI liabilities totaling $35.4 million, including $25.5 million of long-term debt.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

                                                      September 18,
                                                          2003
                                                      -------------

         Current assets .............................   $ 44,599
         Property, plant, and equipment .............      9,710
         Intangible asset - customer relationships...        596
         Other assets ...............................         40
                                                        --------
            Total assets acquired ...................     54,945
                                                        --------

         Current liabilities ........................     (8,912)
         Long-term debt .............................    (24,508)
         Other liabilities ..........................     (2,029)
                                                        --------
            Total liabilities assumed ...............    (35,449)
                                                        --------
            Net assets acquired .....................   $ 19,496
                                                        ========

    The customer relationships intangible asset will be amortized on an accelerated basis over an expected useful life of five years. None of the amortization of the customer relationships intangible asset is expected to be deductible for income tax purposes.

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

                                               Three Months Ended             Six Months Ended
                                                  December 31,                  December 31,
                                            --------------------------    ------------------------
                                               2003            2002          2003          2002
                                            ----------      ----------    ----------    ----------
     Net sales .........................    $  109,102      $   99,574    $  206,951    $  197,824
     Net income ........................         3,016           2,458         5,257         4,880
     Earnings per share of common stock:
        Basic ..........................          0.47            0.39          0.82          0.78
        Diluted ........................          0.46            0.39          0.81          0.77

3. INVENTORIES - Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. A comparison of inventories is as follows (in thousands):

                                                December 31,      June 30,
                                                   2003            2003
                                                ------------      -------
         Raw materials ....................       $21,093         $15,992
         Work in process and finished parts         9,091           8,865
         Finished goods ...................        30,788           7,616
                                                  -------         -------
                       Total ..............       $60,972         $32,473
                                                  =======         =======

4. ACCRUED WARRANTY COSTS - The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company's product warranty liability for the six months ended December 31, 2003 (in thousands):



        Accrued warranty costs at June 30, 2003................   $   535
        Payments made for warranty costs.......................    (1,540)
        Estimated liability assumed in DMI acquisition.........       675
        Accrual for product warranty...........................     1,529
                                                                  -------
        Accrued warranty costs at December 31, 2003............   $ 1,199
                                                                  =======

5. DERIVATIVE & HEDGING ACTIVITIES - In connection with the DMI acquisition, the Company assumed DMI's interest rate swaps utilized to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $16.2 million with a weighted average fixed rate of 4.0% at December 31, 2003. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company's policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were a liability of $0.4 million as of December 31, 2003 and are reflected as other long-term liabilities on the accompanying balance sheet.

6. RESTRUCTURING - The Company established an accrual for restructuring liabilities in fiscal 2002 for estimated facility closing costs related to the closure of retail stores. The accrual is for and lease commitments with no future benefit to the Company and are expected to be paid by June 30, 2004. Utilization of the accrual may differ from the initial restructuring charge as amounts are paid and become known to the Company.

    The following table summarizes the activity related to the restructuring charges during the six months ended December 31, 2003 (in thousands):

                                                                   Facility
                                                                   Closing
                                                                    Costs
                                                                  -----------
     Accrued restructuring costs at June 30, 2003 ................   $711
     Recovery (utilization) for the period ended
       December 31, 2003..........................................
                                                                     ----
     Accrued restructuring costs at December 31, 2003 ............   $711
                                                                     ====

7. LONG-TERM DEBT - At December 31, 2003, consisted of the following (in thousands):

     Economic development revenue bonds; payable
        May 2004; weekly adjustable coupon rate; secured by letter
        of credit ................................................   $ 2,020
     $7.0 million reducing revolving loan with monthly principal installments of $83,334; through March 1,
        2006; interest rate at prime +0% or
        LIBOR+1%; unsecured ......................................     3,096
     $19.0 million revolving note; expires March 1,
        2006; interest rate at prime +0% or
        LIBOR+1%; unsecured ......................................    15,754
                                                                     -------
     Total .......................................................    20,870
     Less portion due within one year ............................     1,000
                                                                     -------
     Long-term debt, less current portion ........................   $19,870
                                                                     =======

    In November 2003, the Company amended its existing credit facility to restructure its revolving loan and note to the amounts and interest rates shown in the table above. The debt agreements contain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital expenditures and disposals, all as defined in the bank financing agreement. At December 31, 2003, the Company was in compliance with all of these debt covenants.

    In connection with the definitive purchase agreement for the acquisition of DMI, the Company obtained a $35 million commitment for a line of credit from a bank. The commitment expires March 31, 2004. As of December 31, 2003, there were no outstanding borrowings under the line of credit.

8. PENSION PLANS - In connection with the DMI acquisition, the Company assumed DMI's defined benefit pension plan and defined contribution retirement plans. The defined benefit pension plan covers substantially all hourly employees of DMI. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company's policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of December 31, 2003, the accrued benefit liability related to the defined benefit pension plan recognized on the Company's consolidated balance sheet was $0.8 million.

9. STOCK OPTIONS - The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At December 31, 2003, 439,150 shares were available for future grants. The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company's incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                          Three Months Ended                 Six Months Ended
                                              December 31,                      December 31,
                                      ------------------------------    ------------------------------
                                           2003            2002             2003             2002
                                      -------------    -------------    -------------    -------------
     Net income, as reported .....    $   3,016,400    $   2,216,243    $   4,881,315    $   4,247,103
     Deduct:  Total stock-based
     employee compensation expense
     determined under fair value
     method for all awards, net of
     related tax effects .........         (427,000)        (286,000)        (427,000)        (286,000)
                                      -------------    -------------    -------------    -------------

     Pro forma net income ........    $   2,589,400    $   1,930,243    $   4,454,315    $   3,961,103
                                      =============    =============    =============    =============

     Earnings per share:
          Basic - as reported ....    $        0.47    $        0.35    $        0.76    $        0.68
          Basic - pro forma ......             0.40             0.31             0.70             0.64

          Diluted - as reported ..             0.46             0.35             0.75             0.67
          Diluted - pro forma ....             0.40             0.30             0.69             0.62


     The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2003, respectively; dividend yield of 2.7% and 3.3%; expected volatility of 25.9% and 24.8%; risk-free interest rates of 4.3% and 4.1%; and an expected life of 10 years on all options. The Company does not anticipate that additional options will be granted during fiscal 2004.

10. EARNINGS PER SHARE - Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 71,761 shares and 111,199 shares in the quarters ended and 83,258 and 110,648 shares in the six months ended December 31, 2003 and 2002, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 18,222 and 163,050 shares of common stock were outstanding during the three and six months ended December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11. COMPREHENSIVE INCOME - In accordance with the provisions of SFAS No. 130, the Company has elected to report comprehensive income in its Consolidated Statement of Changes in Shareholders' Equity. For the six months ended December 31, 2003 and 2002, other comprehensive income was $279 thousand and $48 thousand, respectively.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     NON-CASH INVESTING ACTIVITIES - In September 2003, the Company purchased all of the common stock of DMI for $19.5 million (including acquisition costs of $2.8 million). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

       Fair value of assets acquired..........................     $     54,945
       Cash paid for common stock.............................           19,496
                                                                   ------------
       Liabilities assumed....................................     $     35,449
                                                                   ============

     SUPPLEMENTAL INFORMATION - Cash paid during the period for (in thousands):

                                                        Six Months Ended
                                                          December 31,
                                                 -----------------------------
                                                     2003              2002
                                                 -----------       -----------
                Interest..................       $      434        $        6
                Income taxes..............       $    3,113        $    4,151

13. SEGMENTS - The Company operates in two reportable operating segments: (1) Furniture Products (formerly known as Seating Products) and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company's products are sold primarily throughout the United States by the Company's internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company's residential products for sale directly to consumers. In November 2003, the retail stores were closed. No single customer accounted for more than 10% of sales in either of the Company's two segments.

     Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

     Segment information for the three-month periods ended December 31 was as follows (in thousands):


                                           December 31, 2003                        December 31, 2002
                                 --------------------------------------     -------------------------------------
                                 Furniture       Retail                     Furniture     Retail
                                  Products       Stores          Total      Products      Stores          Total
                                 ---------      --------       --------     --------     --------       ---------
     Net sales ...............   $  108,130     $    972     $  109,102     $  71,858     $ 1,722      $ 73,580
     Operating income (loss) .        5,095         (259)         4,836         3,896        (538)        3,358
     Depreciation ............        1,465            1          1,466         1,235          29         1,264
     Capital expenditures ....        1,836                       1,836         1,466                     1,466


     Segment information for the six-month periods ended December 31 was as follows (in thousands):


                                           December 31, 2003                        December 31, 2002
                                 --------------------------------------     -------------------------------------
                                 Furniture       Retail                     Furniture     Retail
                                  Products       Stores          Total      Products      Stores          Total
                                 ---------      --------       --------     --------     --------       ---------
    Net sales.................   $  183,737     $  2,222     $  185,959     $ 140,594     $ 3,005       $ 143,599
    Operating income (loss)...        8,061         (333)         7,728         7,179        (803)          6,376
    Depreciation..............        2,627           27          2,654         2,362          60           2,422
    Capital expenditures......        3,169                       3,169         3,442                       3,442
    Assets....................      160,295                     160,295       119,839       1,383         121,222

14. ACCOUNTING DEVELOPMENTS - In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

    In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003 with no material impact on its results of operations or financial position.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the first quarter of fiscal 2004. The adoption of SFAS No. 150 had no material impact on the Company's results of operations or financial position.

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

USE OF ESTIMATES - the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives of long-lived assets, self-insurance programs, restructuring costs, pension benefits, warranty, and revenue recognition.

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

VALUATION OF LONG-LIVED ASSETS - the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods.

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

PENSION BENEFITS - the amounts recognized in the financial statements related to pension benefits under DMI's defined benefit pension plan are determined based on actuarial assumptions. A significant assumption used in determining DMI's net pension cost is the expected long-term rate of return on plan assets. Another significant estimate that affects DMI's pension cost is the discount rate used in the annual actuarial valuation of pension benefits. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. To the extent the assumed discount rate decreases, DMI would have to record additional expense.

WARRANTY - the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION - is upon delivery of product to our customer. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer confirms our reasonable assurance of collectibiltiy. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts. Shipping and handling costs are included in cost of goods sold.

The following table has been prepared as an aid in understanding the Company's results of operations on a comparative basis for the three months and six months ended December 31, 2003 and 2002. Amounts presented are percentages of the Company's net sales.

                                              Second Quarter Ended      Six Months Ended
                                                   December 31,           December 31,
                                              ------------------       -----------------
                                                2003        2002        2003        2002
                                              ------       -----       -----       -----
     Net sales .........................       100.0%      100.0%      100.0%      100.0%
     Cost of goods sold ................       (78.7)      (76.5)      (78.5)      (77.3)
                                              ------       -----       -----       -----
     Gross margin ......................        21.3        23.5        21.5        22.7
     Selling, general and administrative       (16.9)      (19.0)      (17.4)      (18.6)
     Gain on sale of land ..............                                             0.3
                                              ------       -----       -----       -----
     Operating income ..................         4.4         4.5         4.1         4.4
     Other income, net .................         0.2         0.4         0.2         0.5
                                              ------       -----       -----       -----
     Income before income taxes ........         4.6         4.9         4.3         4.9
     Income tax expense ................        (1.8)       (1.9)       (1.7)       (1.9)
                                              ------       -----       -----       -----
     Net income ........................         2.8%        3.0%        2.6%        3.0%
                                              ======       =====       =====       =====

Overview

The quarter ended December 31, 2003 was the first full quarter of combined operations following the acquisition of DMI. The results were as anticipated. Historically, the pricing structure for DMI products has resulted in a lower gross margin than we have earned on Flexsteel products. However, DMI has incurred lower selling, general and administrative expenses as a percent of net sales than Flexsteel. We expect that these relationships will continue. We will continue to focus our attention on integrating the operations, utilizing the capabilities available and to take advantage of all new opportunities.

During November 2003, we restructured the existing credit agreement, assumed in the acquisition of DMI, lowering the interest rate based on our strong financial position.

During November 2003, Four Seasons, Inc. closed the two remaining retail furniture stores. Final payments for lease obligations that are included in facility closing costs will be settled during the next six months. We expect no future expenses related to retail operations.

The Company continues to implement a "blended" strategy, offering customers fully manufactured, imported for final production and ready to deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers, price points and style. This blended focus on product categories will allow the Company to provide a wide range of options to satisfy customer requirements.

A petition filed by The American Furniture Manufactures Committee of Legal Trade in October 2003 seeks antidumping tariffs on wooden bedroom furniture manufactured in the People's Republic of China. The U. S. Department of Commerce is investigating. The tariff amount, if any, may vary by manufacturer; accordingly the effect on our future operations is not clear.

Results of Operations for the Quarter Ended December 31, 2003 vs. 2002
----------------------------------------------------------------------

Net sales for the quarter ended December 31, 2003 increased by $35.5 million or 48.3% compared to the prior year quarter. Residential sales volume increased $25.3 million (including $24.8 million from DMI) or 50.2%. Recreational vehicle sales increased $2.2 million or 12.4%. Commercial sales volume increased $8.0 million (including $7.3 million from DMI) or 150.2%. The increase in net sales reflects improved industry performance for vehicle and commercial furniture products in addition to DMI net sales.

During the quarter ended December 31, 2002, the Company recorded a credit to cost of goods sold of $0.4 million due to a reduction in estimated facility closing costs.

Excluding the facility closing cost reversal described in the preceding paragraph, gross margin increased $6.2 million to $23.2 million or 21.3% of net sales in the current quarter, from $17.0 million or 23.0% in the prior year quarter. The lower percentage gross margin in the current period is primarily due to a lower gross margin on $32.1 million net sales of DMI furniture products. There were no other significant changes in the gross margin percentage.

Selling, general and administrative expenses as a percentage of net sales were 16.9% and 19.0% for the current quarter and prior year quarter, respectively. The selling, general and administrative expense percentage decrease is due primarily to the lower costs associated with DMI operations. There were no other significant changes in the selling, general and administrative expense percentage.

The above factors resulted in current fiscal quarter net income of $3.0 million or $0.46 per share compared to the prior year quarter of $2.2 million or $0.35 per share, an increase of $0.8 million or $0.11 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2003 vs. 2002
-------------------------------------------------------------------------

Net sales for the six months ended December 31, 2003 increased by $42.4 million or 29.5% compared to the prior year six-month period. Residential sales volume increased $28.7 million (including $26.5 million from DMI) or 29.8%. Recreational vehicle sales increased $2.9 million or 7.6%. Commercial sales increased $10.8 million (including $8.7 million from DMI) or 112.7%. The increase in net sales reflects improved industry performance for recreational vehicle and commercial products in addition to DMI net sales.

Excluding the facility closing cost reversal described for the quarter above, gross margin increased $7.8 million to $40.1 million or 21.5% of sales in the current period from $32.3 million or 24.3% of sales in the prior year period. The lower gross margin percentage in the current period reflects the lower gross margin on $35.2 million net sales of DMI furniture products.

Selling, general and administrative expenses as a percentage of sales were 17.4% and 18.6% for the current year and prior year, respectively. The cost percentage decrease was primarily due to the addition of lower cost DMI operations.

During the first quarter of fiscal 2003, the Company sold land adjacent to the Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The above factors resulted in current fiscal year to date net income of $4.9 million or $0.75 per share compared to $4.3 million or $0.67 per share in the prior year period, an increase of $0.6 million or $0.08 per share from the prior year six-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources
-------------------------------

Working capital at December 31, 2003 was $82.9 million, which includes cash, cash equivalents and investments of $3.5 million. Working capital increased by $15.2 million from the June 30, 2003 amount. Working capital has decreased by $2.5 million from September 30, 2003 to December 31, 2003, primarily due to the reduction of long-term debt.

Cash, cash equivalents and investments decreased by $18.8 million during the six-month period ended December 31, 2003. Net cash provided by operating activities was $8.6 million versus $6.5 million in the prior six-month period. Cash, cash equivalents and investments have decreased from June 30, 2003 due to the purchase of DMI that required $19.3 million and the reduction of long-term debt of $4.7 million.

Capital expenditures, excluding the acquisition of DMI, were $3.2 million and $3.4 million during the first six months of fiscal 2004 and 2003, respectively. The current fiscal year expenditures were incurred primarily for manufacturing machinery and equipment and the expansion of the Dublin, GA facility. During the next six months, it is anticipated that approximately $3.3 million will be spent on manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available lines of credit.

The Company has adequate cash, cash equivalents, short-term investment and credit arrangements to meet its operating and capital requirements. In the opinion of management, the Company's liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.

Item 3.  Quantitative and Qualitative Information About Market Risk

GENERAL - Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company's results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located and disruptions associated with shipping distances. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties and taxes on imports; and significant fluctuation in the value of the U. S. dollar against foreign currencies. Any of these factors could interrupt supply, increase costs and decrease earnings.

FOREIGN CURRENCY RISK - During the six-month periods ended December 31, 2003 and 2002, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any subsidiary located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

INTEREST RATE RISK - The Company's primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2003, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $50,000, assuming no change in the volume or composition of debt at December 31, 2003. The Company has effectively fixed the interest rates on approximately $16.2 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of December 31, 2003, the fair value of these swaps is a liability of approximately $0.4 million and is included in other liabilities.

TARIFFS - The Company has exposure to actions by governments, including tariffs. A petition filed by The American Furniture Manufactures Committee of Legal Trade in October 2003 seeks antidumping tariffs on wooden bedroom furniture manufactured in the People's Republic of China. The amount of the tariffs, if any, is unknown and subject of ongoing investigation. The amount of product that may be subjected to tariffs is less than 10% of total net sales of the Company.

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

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or anticipated results of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

Statements, including those in this report, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of sales, the cost of raw materials, currency fluctuation, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition, both foreign and domestic, changes in interest rates, credit exposure with customers, the ability to successfully integrate DMI into the Company's operations, and general economic conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 8, 2003, Proposals 1and 2 set forth in the Board of Directors' definitive Proxy Statement dated October 24, 2003 were approved and adopted by the stockholders as follows:

Proposal 1 (Election of Directors): James R. Richardson: For 5,355,537, Withheld 2,936, Abstentions and Broker Non-votes 36,128. Patrick M. Crahan: For 5,355,523, Withheld 2,950, Abstentions and Broker Non-votes 36,128. Robert E.
Deignan: For 5,333,255, Withheld 25,218, Abstentions and Broker Non-votes 36,128. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Edward J. Monaghan, Jeffrey T. Bertsch, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, James R. Richardson, Patrick M. Crahan, Robert E. Deignan and Eric S. Rangen.

Proposal 2 (Appointment of Deloitte & Touche LLP as Independent Auditors): For:
5,326,435, Against: 37,602, and Abstain: 30,564.

Item 6.  Exhibits and Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

     o Press Release dated October 2, 2003 - Flexsteel Completed a Short Form Merger of Churchill Acquisition Corp. With and Into DMI

     o Press Release dated October 2, 2003 - Flexsteel Corrects Typographical Errors in Item 2 of Original Press Release dated October 2, 2003

     o Press Release dated October 22, 2003 - Flexsteel Provides First Quarter Information

     o Press Release dated November 13, 2003 - Flexsteel Amends Press Release dated October 2, 2003 to Include Financial Statements of Business Acquired (DMI), and Pro forma Combined Condensed Consolidated Financial Statements of Flexsteel Industries, Inc.

     o Press Release dated November 14, 2003 - Flexsteel Announces First Quarter Operating Results

     o Press Release dated December 11, 2003 - Mary C. Bottie Joins Flexsteel Board

     o Press Release dated December 17, 2003 - Monaghan Steps Down; Flexsteel Promotes Four Officers

Exhibits:
---------

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



                                       FLEXSTEEL INDUSTRIES, INC.



Date:  February 6, 2004                By:  /s/ R. J. Klosterman
       ----------------                   ----------------------------------
                                            R. J. Klosterman
                                            Financial Vice
                                            President & Principal
                                            Financial Officer