Form 10-Q
period 2004-03-31
FLEXSTEEL INDUSTRIES INC
filed 2004-04-23
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[✓] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended March 31, 2004
or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___.

Common Stock – $1.00 Par Value
Shares Outstanding as of March 31, 2004	6,487,171

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,372,648	$12,811,385
Investments	1,268,685	9,531,913
Trade receivables – less allowance for doubtful accounts:
March 31, 2004, $3,550,000;
June 30, 2003, $2,110,000	44,157,032	29,612,278
Inventories	60,733,530	32,473,287
Deferred income taxes	5,490,000	4,070,000
Other	1,809,105	1,323,426

Total current assets	115,831,000	89,822,289
PROPERTY, PLANT, AND EQUIPMENT
At cost less accumulated depreciation:
March 31, 2004, $67,834,464;
June 30, 2003, $65,912,760	31,131,188	20,377,797
DEFERRED INCOME TAXES	1,230,000	1,560,000
OTHER ASSETS	10,324,118	8,940,196

TOTAL	$158,516,306	$120,700,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$8,577,311	$2,747,226
Current portion of long-term debt	1,000,008
Accrued liabilities:
Payroll and related items	10,079,499	7,565,256
Insurance	6,120,739	6,373,626
Restructuring		710,784
Other	7,277,125	4,759,838

Total current liabilities	33,054,682	22,156,730

LONG-TERM LIABILITIES:
Long-term debt, less current portion	19,239,042
Accrued pension costs	836,553
Deferred compensation	5,086,828	4,790,225
Other long-term liabilities	600,619

Total long-term liabilities	25,763,042	4,790,225

Total liabilities	58,817,724	26,946,955

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value:
authorized 60,000 shares: outstanding – none
Undesignated (subordinated) stock – $1 par value:
authorized 700,000 shares: outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding March 31, 2004, 6,487,171 shares;
outstanding June 30, 2003, 6,294,639 shares	6,487,171	6,294,639
Additional paid-in capital	2,054,334	1,353,639
Retained earnings	90,686,316	85,787,823
Accumulated other comprehensive income	470,761	317,226

Total shareholders’ equity	99,698,582	93,753,327

TOTAL	$158,516,306	$120,700,282

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
NET SALES	$106,964,330	$73,461,304	$292,923,464	$217,060,741
COST OF GOODS SOLD	(85,769,751)	(58,007,914)	(231,672,594)	(168,949,503)

GROSS MARGIN	21,194,579	15,453,390	61,250,870	48,111,238
SELLING, GENERAL AND
ADMINISTRATIVE	(16,990,730)	(13,182,685)	(49,319,065)	(39,867,515)
GAIN ON SALE OF LAND				403,065

OPERATING INCOME	4,203,849	2,270,705	11,931,805	8,646,788

OTHER:
Interest and other income	199,697	265,467	723,202	872,535
Interest expense	(214,583)	(95,187)	(384,729)	(101,235)

Total	(14,886)	170,280	338,473	771,300

INCOME BEFORE INCOME TAXES	4,188,963	2,440,985	12,270,278	9,418,088
PROVISION FOR INCOME TAXES	(1,650,000)	(1,020,000)	(4,850,000)	(3,750,000)

NET INCOME	$2,538,963	$1,420,985	$7,420,278	$5,668,088

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
BASIC	6,484,444	6,275,729	6,423,214	6,245,384

DILUTED	6,565,220	6,394,339	6,505,645	6,358,686

EARNINGS PER SHARE OF COMMON
STOCK:
BASIC	$0.39	$0.23	$1.16	$0.91

DILUTED	$0.39	$0.22	$1.14	$0.89

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$7,420,278	$5,668,088
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,157,328	3,593,532
Restructuring charge reversal	190,996	45,207
Loss (gain) on disposition of capital assets	167,769	(414,693)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(2,333,714)	2,270,733
Inventories	(1,115,267)	(1,057,673)
Other current assets	1,792,875	(1,094,614)
Other assets	(162,288)	(152,253)
Accounts payable – trade	4,329,546	(97,926)
Accrued liabilities	(3,001,359)	255,093
Accrued pension costs	(16,200)
Deferred compensation	296,603	213,293
Deferred income taxes	799,000	(30,000)

Net cash provided by operating activities	12,525,567	9,198,787

INVESTING ACTIVITIES:
Purchases of investments	(4,101,262)	(18,791,159)
Proceeds from sales of investments	11,813,309	22,247,544
Payments received from customers on notes receivable	350,371	328,987
Proceeds from sales of capital assets	120,539	624,171
Capital expenditures	(5,369,956)	(3,996,582)
Acquisition of DMI Furniture, Inc., net of cash acquired	(19,322,174)

Net cash provided by (used in) investing activities	(16,509,173)	412,961

FINANCING ACTIVITIES:
Payments on bank borrowings	(15,299,564)	(650,000)
Proceeds from bank borrowings	9,992,003
Dividends paid	(1,678,291)	(2,430,983)
Derivative and hedging activities	(23,800)
Proceeds from issuance of common stock	554,521	407,930

Net cash used in financing activities	(6,455,131)	(2,673,053)

Increase (decrease) in cash and cash equivalents	(10,438,737)	6,938,695
Cash and cash equivalents at beginning of period	12,811,385	5,375,683

Cash and cash equivalents at end of period	$2,372,648	$12,314,378

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the nine-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2003, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC and the consolidated financial statements of DMI Furniture, Inc. for the year ended August 30, 2003, and the notes thereto, included in the Company’s Amendment No. 2 to Current Report on Form 8-K/A filed with the SEC on November 13, 2003.

DESCRIPTION OF BUSINESS – The Company is one of the oldest and largest manufacturers and marketers of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Furniture products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, bedroom, dining room, occasional tables, and home and commercial office furniture. The Company has three wholly owned subsidiaries: (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, (2) Four Seasons, Inc. operated retail furniture stores until their closure in November 2003, and (3) DMI Furniture, Inc. (DMI), acquired effective September 18, 2003, is a Louisville, Kentucky-based, vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. All significant intercompany accounts and transactions have been eliminated.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

September 18, 2003
Current assets	$44,599
Property, plant, and equipment	9,710
Intangible asset – customer relationships	596
Other assets	40

Total assets acquired	54,945

Current liabilities	(8,912)
Long-term debt	(24,508)
Other liabilities	(2,029)

Total liabilities assumed	(35,449)

Net assets acquired	$19,496

The customer relationships intangible asset will be amortized on an accelerated basis over an expected useful life of five years. None of the amortization of the customer relationships intangible asset is expected to be deductible for income tax purposes.

The unaudited pro forma financial information below assumes that DMI had been acquired at July 1, 2002 and includes the effect of amortization of the customer relationships intangible asset, additional depreciation expense, additional interest expense, reduction in interest income, and the related income tax effects. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2003. Pro forma information follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	$106,964	$103,476	$313,916	$273,070
Net income	2,539	1,811	7,790	6,299
Earnings per share of common stock:
Basic	0.39	0.29	1.21	1.01
Diluted	0.39	0.28	1.20	0.99

3.	INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. A comparison of inventories is as follows (in thousands):

	March 31, 2004	June 30, 2003
Raw materials	$18,058	$15,992
Work in process and finished parts	8,172	8,865
Finished goods	34,504	7,616

Total	$60,734	$32,473

4.	ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2004 (in thousands):

Accrued warranty costs at June 30, 2003	$535
Payments made for warranty costs	(2,316)
Estimated liability assumed in DMI acquisition	675
Accrual for product warranty	2,305

Accrued warranty costs at March 31, 2004	$1,199

5.	DERIVATIVE & HEDGING ACTIVITIES – In connection with the DMI acquisition, the Company assumed DMI’s interest rate swaps utilized to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $15.8 million with a weighted average fixed rate of 4.0% at March 31, 2004. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were a liability of $0.6 million as of March 31, 2004 and are reflected as other long-term liabilities on the accompanying balance sheet.

6.	RESTRUCTURING – The Company established an accrual for restructuring liabilities in fiscal 2002 for estimated facility closing costs related to the closure of retail stores. The accrual was for lease commitments with no future benefit to the Company and were paid during the quarter ended March 31, 2004.

The following table summarizes the activity related to the restructuring charges during the nine months ended March 31, 2004 (in thousands):

	Facility Closing Costs
Accrued restructuring costs at June 30, 2003		$711
Recovery for the period ended March 31, 2004		(191)
Utilization for the period ended March 31, 2004		(520)

Accrued restructuring costs at March 31, 2004	$	- 0 -

7.	LONG-TERM DEBT – At March 31, 2004, consisted of the following (in thousands):

Economic development revenue bonds; payable
May 2004; weekly adjustable coupon rate; secured by letter of credit	$2,020
$7.0 million reducing revolving loan with monthly principal
installments of $83,334; through March 1,
2006; interest rate at prime +0% or
LIBOR+1%; unsecured	2,846
$19.0 million revolving note; expires March 1,
2006; interest rate at prime +0% or
LIBOR+1%; unsecured	15,373

Total	20,239
Less portion due within one year	1,000

Long-term debt, less current portion	$19,239

In November 2003, the Company amended its existing credit facility to restructure its revolving loan and note to the amounts and interest rates shown in the table above. In March 2004, the Company entered into a $10.0 million unsecured revolving line of credit with a variable interest rate based on prime +1.0% or LIBOR+0.95%. As of March 31, 2004, there were no borrowings outstanding on this facility. All outstanding amounts under the line are due September 30, 2004.

The Company’s debt agreements contain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital expenditures and disposals, all as defined in the financing agreements. At March 31, 2004, the Company was in compliance with all financial covenants contained in the debt agreements.

8.	PENSION PLANS – In connection with the DMI acquisition, the Company assumed DMI’s defined benefit pension plan and defined contribution retirement plans. The defined benefit pension plan covers substantially all hourly employees of DMI. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of March 31, 2004, the accrued benefit liability related to the defined benefit pension plan recognized on the Company’s consolidated balance sheet was $0.8 million.

9.	STOCK OPTIONS – The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At March 31, 2004, 439,150 shares were available for future grants. The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123 and SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income, as reported	$2,538,963	$1,420,985	$7,420,278	$5,668,088
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects			(427,000)	(291,000)

Pro forma net income	$2,538,963	$1,420,985	$6,993,278	$5,377,088

Earnings per share:
Basic – as reported	$0.39	$0.23	$1.16	$0.91
Basic – pro forma	0.39	0.23	1.09	0.86

Diluted – as reported	0.39	0.22	1.14	0.89
Diluted – pro forma	0.39	0.22	1.07	0.85

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

10.	EARNINGS PER SHARE – Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 80,776 shares and 118,610 shares in the quarters ended and 82,431 and 113,302 shares in the nine months ended March 31, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 1,432 and 163,050 shares of common stock were outstanding during the three and nine months ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11.	COMPREHENSIVE INCOME – In accordance with the provisions of SFAS No. 130, the Company has elected to report comprehensive income in its Consolidated Statement of Changes in Shareholders’ Equity. For the nine months ended March 31, 2004 and 2003, other comprehensive income (loss), net of tax, was approximately $154,000 and ($336,000), respectively.

12.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Investing Activities – In September 2003, the Company purchased all of the common stock of DMI for $19.5 million (including acquisition costs of $2.8 million). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of assets acquired	$54,945
Cash paid for common stock	19,496

Liabilities assumed	$35,449

Supplemental Information – Cash paid during the period for (in thousands):

	Nine Months Ended March 31,
	2004	2003
Interest	$959	$102
Income taxes	$4,585	$6,175

13.	SEGMENTS – The Company operates in two reportable operating segments: (1) Furniture Products (formerly known as Seating Products) and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. In November 2003, the retail stores were closed. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

Segment information for the three-month periods ended March 31 was as follows (in thousands):

	March 31, 2004			March 31, 2003
	Furniture Products	Retail Stores	Total	Furniture Products	Retail Stores	Total
Net sales	$106,964,330	$	$106,964,330	$72,321,954	$1,139,350	$73,461,304
Operating income (loss)	4,203,849		4,203,849	2,542,469	(271,764)	2,270,705
Depreciation and
amortization	1,443,231		1,443,231	1,144,224	26,822	1,171,046
Capital expenditures	2,201,294		2,201,294	554,360		554,360

Segment information for the nine-month periods ended March 31 was as follows (in thousands):

	March 31, 2004			March 31, 2003
	Furniture Products	Retail Stores	Total	Furniture Products	Retail Stores	Total
Net sales	$290,701,265	$2,222,199	$292,923,464	$212,915,918	$4,144,823	$217,060,741
Operating income (loss)	12,264,565	(332,760)	11,931,805	9,721,994	(1,075,206)	8,646,788
Depreciation and
amortization	4,130,668	26,660	4,157,328	3,506,259	87,273	3,593,532
Capital expenditures	5,369,956		5,369,956	3,996,582		3,996,582
Assets	158,516,306		158,516,306	120,415,155	1,382,600	121,797,755

14.	ACCOUNTING DEVELOPMENTS – In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restructuring – the Company established an accrual for restructuring liabilities in fiscal 2002 for facility closing costs. The accrual included inventory write-offs and lease commitments with no future benefit to the Company.

Pension benefits – the amounts recognized in the financial statements related to pension benefits under DMI’s defined benefit pension plan are determined based on actuarial assumptions. A significant assumption used in determining DMI’s net pension cost is the expected long-term rate of return on plan assets. Another significant estimate that affects DMI’s pension cost is the discount rate used in the annual actuarial valuation of pension benefits. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. To the extent the assumed discount rate decreases, DMI would have to record additional expense.

Warranty – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

Revenue recognition – is upon delivery of product to our customer. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer confirms our reasonable assurance of collectibiltiy. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts. Shipping and handling costs are included in cost of goods sold.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and nine months ended March 31, 2004 and 2003. Amounts presented are percentages of the Company’s net sales.

	Third Quarter Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(80.2)	(79.0)	(79.1)	(77.8)

Gross margin	19.8	21.0	20.9	22.2
Selling, general and administrative	(15.9)	(17.9)	(16.8)	(18.4)
Gain on sale of land				0.2

Operating income	3.9	3.1	4.1	4.0
Other income, net	0.0	0.2	0.1	0.3

Income before income taxes	3.9	3.3	4.2	4.3
Income tax expense	(1.5)	(1.4)	(1.7)	(1.7)

Net income	2.4%	1.9%	2.5%	2.6%

The quarter ended March 31, 2004 was the second full quarter of combined operations following the acquisition of DMI in September 2003. The results were as anticipated. Historically, the pricing structure for DMI products has resulted in a lower gross margin than we have earned on Flexsteel products. However, DMI has incurred lower selling, general and administrative expenses as a percent of net sales than Flexsteel. We expect that these relationships will continue in future periods. We will continue to focus our attention on integrating the operations of Flexsteel and DMI, utilizing the capabilities available and to take advantage of new manufacturing and marketing opportunities.

The third quarter of fiscal 2004 was negatively impacted by increased costs for materials, especially steel and component parts that have steel content. We expect that our gross margin will continue to be impacted by these cost increases during the fourth quarter of fiscal 2004 and, to a lesser extent, into the first quarter of fiscal 2005. At that time, we expect our recently initiated selling price increases will become fully effective and help dampen the current gross margin pressure we are experiencing as a result of our higher material costs.

During November 2003, we restructured our existing credit agreement that was assumed in the acquisition of DMI, lowering the interest rate based on our strong consolidated financial position. During March 2004, we added an additional $10.0 million unsecured revolving line of credit to our financing availability to ensure that funds are available when and if needed for working capital purposes.

During November 2003, Four Seasons, Inc. closed the two remaining retail furniture stores. The final payments for lease obligations that were included in facility closing costs were paid during the quarter ended March 31, 2004. We expect no future expenses related to retail operations.

The Company continues to implement a “blended” strategy, offering customers fully manufactured, imported for final production and ready to deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers, price points and style. This blended focus on product categories will allow the Company to provide a wide range of options to satisfy customer requirements.

A petition filed by the American Furniture Manufacturers Committee of Legal Trade in October 2003 seeks antidumping tariffs on wooden bedroom furniture manufactured in the People’s Republic of China. The U. S. Department of Commerce is investigating. The tariff amount, if any, may vary by manufacturer; accordingly the effect on our future operations is not clear.

Results of Operations for the Quarter Ended March 31, 2004 vs. 2003

Net sales for the quarter ended March 31, 2004 increased by $33.5 million or 45.6% compared to the prior year quarter. Residential sales volume increased $19.2 million (including $18.2 million from DMI) or 39.2%. Recreational vehicle sales increased $2.8 million or 14.5%. Commercial sales volume increased $11.5 million (including $9.7 million from DMI) or 219.0%. The increase in net sales reflects improved industry performance for vehicle and commercial furniture products in addition to DMI net sales.

Gross margin increased $5.7 million to $21.2 million or 19.8% of net sales in the current quarter, from $15.5 million or 21.0% in the prior year quarter. The lower percentage gross margin in the current period is due to a lower gross margin on $27.8 million net sales of DMI furniture products and the increased costs for materials, approximately 0.5% of net sales, especially steel and component parts that have steel content.

Selling, general and administrative expenses as a percentage of net sales were 15.9% and 17.9% for the current quarter and prior year quarter, respectively. The selling, general and administrative expense percentage decrease is due primarily to the lower costs associated with DMI operations and the reversal of $0.2 million of restructuring costs related to the closure of retail stores.

The above factors resulted in current fiscal quarter net income of $2.5 million or $0.39 per share compared to the prior year quarter of $1.4 million or $0.22 per share, an increase of $1.1 million or $0.17 per share, an increase of 78.7%.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2004 vs. 2003

Net sales for the nine months ended March 31, 2004 increased by $75.9 million or 34.9% compared to the prior year nine-month period. Residential sales volume increased $47.9 million (including $44.7 million from DMI) or 32.9%. Recreational vehicle sales increased $5.6 million or 10.0%. Commercial sales increased $22.3 million (including $18.3 million from DMI) or 150.5%. The increase in net sales reflects improved industry performance for recreational vehicle and commercial products in addition to DMI net sales.

Gross margin increased $13.1 million to $61.3 million or 20.9% of sales in the current period from $48.1 million or 22.2% of sales in the prior year period. The gross margin percentage in the current period reflects the lower gross margin on $63.0 million net sales of DMI furniture products and increased costs for raw materials, approximately 0.2% of net sales, especially steel and component parts that have steel content.

Selling, general and administrative expenses as a percentage of sales were 16.8% and 18.4% for the current year and prior year, respectively. The cost percentage decrease was primarily due to the addition of DMI operations with lower selling, general and administrative expense and the discontinuation of the Company’s retail operations during the second quarter of fiscal 2004.

During the first quarter of fiscal 2003, the Company sold land adjacent to the Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The above factors resulted in current fiscal year to date net income of $7.4 million or $1.14 per share compared to $5.7 million or $0.89 per share in the prior year period, an increase of $1.7 million or $0.25 per share from the prior year nine-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital at March 31, 2004 was $82.8 million, which includes cash, cash equivalents and investments of $3.6 million. Working capital increased by $15.1 million from the June 30, 2003 amount.

Cash, cash equivalents and investments decreased by $18.7 million during the nine-month period ended March 31, 2004. Net cash provided by operating activities was $12.5 million versus $9.2 million in the prior nine-month period. Cash, cash equivalents and investments have decreased from June 30, 2003 due to the purchase of DMI that required $19.3 million and the reduction of long-term debt of $5.3 million.

Capital expenditures were $5.4 million and $4.0 million during the first nine months of fiscal 2004 and 2003, respectively. The current fiscal year expenditures were incurred primarily for manufacturing machinery and equipment and the expansion of the Dublin, GA, facility. During the remainder of fiscal 2004, it is anticipated that approximately $1.1 million will be spent on manufacturing and delivery equipment. The funds for projected capital expenditures are expected to be provided by cash generated from operations and available lines of credit.

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

Foreign Currency Risk – During the nine-month periods ended March 31, 2004 and 2003, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiary located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2004, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $40,000, assuming no change in the volume or composition of debt at March 31, 2004. The Company has effectively fixed the interest rates on approximately $15.8 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of March 31, 2004, the fair value of these swaps is a liability of approximately $0.6 million and is included in other liabilities.

Tariffs – The Company has exposure to actions by governments, including tariffs. A petition filed by the American Furniture Manufacturers Committee of Legal Trade in October 2003 seeks antidumping tariffs on wooden bedroom furniture manufactured in the People’s Republic of China. The amount of the tariffs, if any, is unknown and subject of ongoing investigation. The amount of product that may be subjected to tariffs is less than 10% of total net sales of the Company.

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

Statements, including those in this report, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of sales, the cost of raw materials, currency fluctuation, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition, both foreign and domestic, changes in interest rates, credit exposure with customers, the ability to successfully integrate DMI into the Company’s operations, and general economic conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

•	Press Release dated February 4, 2004 - Flexsteel Announces Second Quarter and Year-to-Date Operating Results

Exhibits:

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.
Date:	April 23, 2004	By:	/S/ R. J. Klosterman

R. J. Klosterman Financial Vice President & Principal Financial Officer