Form 10-K
period 2004-06-30
FLEXSTEEL INDUSTRIES INC
filed 2004-09-10
CIK 37472

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[✓] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended June 30, 2004

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                             to

Commission file number 0-5151

_______________________________________________

FLEXSTEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	42-0442319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 877, Dubuque, Iowa	52004-0877
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (563) 556-7730

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

Yes [✓]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [✓]    No [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 20, 2004, which is within 60 days prior to the date of filing:

Common Stock, Par Value $1.00 Per Share: $67,138,936

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 20, 2004:

Class	Shares Outstanding
Common Stock, $1.00 Par Value	6,533,633 Shares

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2004 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

PART I

Item 1.

Business

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. Product offerings include a wide variety of wood and upholstered furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The Company primarily distributes its products throughout the United States through the Company’s sales force to approximately 3,000 furniture dealers, department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

The Company has two wholly-owned subsidiaries:  (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, is a Louisville, Kentucky-based, vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. A third wholly-owned subsidiary, Four Seasons, Inc., operated retail furniture stores until their closure in November 2003.

During fiscal 2004, 2003 and 2002, the Company operated in two reportable operating segments: (1) Furniture Products (formerly known as Seating Products) and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooded furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involves the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. The retail operations were discontinued in November 2003. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

The Company’s furniture products have three primary areas of application — residential, recreational vehicle and commercial. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,

	2004	2003	2002

Residential	$266,300	$194,000	$193,200
Recreational Vehicle	85,400	75,600	67,900
Commercial	49,500	22,400	18,600

	$401,200	$292,000	$279,700

Strategy

The Company continues to pursue and refine a “blended” strategy, offering customers fully manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers with varied price points, styles and product categories. This blended focus on products allows the Company to provide a wide range of options to satisfy customer requirements.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company makes minimal export sales. The Company has no foreign manufacturing operations. At June 30, 2004, the Company had approximately 75 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2004	June 30, 2003	June 30, 2002
$44,700 *	$29,100	$30,000

*This entire amount is expected to be filled in the fiscal year ending June 30, 2005.

Raw Materials

The Company’s furniture products utilize various species of hardwood lumber obtained from Arkansas, Mississippi, Missouri and elsewhere. In addition to hardwood lumber and engineered wood products, principal raw materials utilized in the manufacturing process include finishing materials, bar and wire stock, high carbon spring steel, fabrics, leather and polyurethane. While the Company purchases these materials from outside suppliers, it is not dependent upon any single source of supply. The costs of certain raw materials are increasing, however, all continue to be readily available.

Industry Factors

A petition filed by the American Furniture Manufacturers Committee of Legal Trade in October 2003 resulted in proposed tariffs on wooden bedroom furniture manufactured in the People’s Republic of China ranging from 4.9% to 198.1%. The U.S. Department of Commerce is finalizing the application of the tariffs based on the U.S. Department of Commerce ruling issued in June 2004. A final determination related to the tariffs will be issued no later than December 23, 2004 by the U.S. Department of Commerce. The final determination may increase, decrease or eliminate the tariffs initially established by the U.S. Department of Commerce’s preliminary determination. Tariffs are subject to annual review by the U.S. Department of Commence. The tariffs are applied at differing rates to the various manufacturers supplying products to the Company. The Company is reviewing alternate sources of product supply to minimize the potential impact of the tariffs. The tariff applies to less than 6% of the Company’s net sales.

Trademarks, Patents and Licenses

The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds and various other recreational vehicle seating products. In addition, the Company holds licenses to manufacture certain rocker-recliners. The Company owns certain trademarks in connection with its furniture products, which trademarks are due to expire on dates ranging from 2005 to 2018. The Company does not consider its trademarks, patents and licenses material to its business.

It is not common in the furniture industry to obtain a patent for a furniture design. If a particular design of a furniture manufacturer is well accepted in the marketplace, it is common for other manufacturers to imitate the same design without recourse by the furniture manufacturer who initially introduced the design. The Company often engages independent designers to work in conjunction with its own personnel in designing furniture products.

Furniture products are designed by the Company’s own design staff and through the services of independent designers. New models and designs of furniture, as well as new fabrics, are introduced continuously. The Company estimates that approximately 30% of its furniture products line is redesigned in whole or in part each year. In the last three fiscal years, these redesign activities involved the following expenditures (in thousands):

Fiscal Year Ended June 30,	Expenditures
2004	$2,880
2003	$2,660
2002	$1,970

Competition

The furniture industry is highly competitive. There are numerous furniture manufactures and importers in the United States. Although the Company is one of the largest manufacturers of upholstered furniture in the United States, according to the Company’s best information, it manufactures and sells less than 2% of the upholstered furniture sold in the United States. The Company’s principal method of meeting competition is by emphasizing its product performance and to use its sales force.

Employees

 The Company had approximately 2,600, 2,300, and 2,300 employees as of June 30, 2004, 2003, and 2002, respectively, including approximately 1,000 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

Item 2.

Properties

The Company owns the following facilities:

	Approximate
Location	Size (square feet)	Principal Operations
Dubuque, Iowa	853,000	Upholstered Furniture – Recreational Vehicle – Metal Working and Corporate Offices
Lancaster, Pennsylvania	216,000	Upholstered Furniture
Riverside, California	236,000	Upholstered Furniture – Recreational Vehicle
Dublin, Georgia	300,000	Upholstered Furniture
Harrison, Arkansas	123,000	Woodworking
Starkville, Mississippi	349,000	Upholstered Furniture – Woodworking
New Paris, Indiana	168,000	Recreational Vehicle – Metal Working
Huntingburg, Indiana	612,000	Case Goods Production and Assembly – Woodworking – Warehouse
Ferdinand, Indiana	47,000	Woodworking

The Company leases the following facilities:

	Approximate
Location	Size (square feet)	Principal Operations
Harrison, Arkansas	98,000	Upholstered Furniture
Vancouver, Washington	16,000	Warehouse and Distribution
Louisville, Kentucky	11,000	Corporate Offices
Ferdinand, Indiana	57,000	Warehouse and Distribution
Jasper, Indiana	123,000	Warehouse and Distribution

The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. Management believes there is adequate production capacity at the Company’s facilities to meet present market demands.

The Company leases showrooms for displaying its products in the furniture marts in High Point, North Carolina and San Francisco, California.

The Company owned and leased two commercial buildings in Elkhart, Indiana to unrelated entities. One of the buildings was sold in August 2004.

One of the Company’s wholly-owned subsidiaries, Desert Dreams, Inc., owns and leases a commercial building in Phoenix, Arizona, to an unrelated entity.

Item 3.

Legal Proceedings

The Company has no material legal proceedings pending. All pending litigation is considered to be routine litigation incidental to the business.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2004 no matter was submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, their ages, positions (in each case as of June 30, 2004), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
K. Bruce Lauritsen (61)	President / Chief Executive Officer (November 1979)
Ronald J. Klosterman (56)	Executive Vice President / Director of Operations / Chief Financial Officer & Secretary (June 1989)
James R. Richardson (60)	Senior Vice President of Residential Sales and Marketing (November 1979)
Thomas D. Burkart (61)	Senior Vice President of Vehicle Seating (February 1984)
Patrick M. Crahan (56)	Senior Vice President of Commercial Seating (June 1989)
Jeffrey T. Bertsch (49)	Senior Vice President of Corporate Services (June 1989)

Each named executive officer has held the same office or an executive or management position with the Company for at least five years.

PART II

Item 5.

Market for the Registrant’s Common Equity and Related Stockholder Matters

The NASDAQ National Market System is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low	Fiscal 2004	Fiscal 2003

First Quarter	$20.59	$16.20	$15.48	$12.87	$0.13	$0.13
Second Quarter	22.89	17.99	16.78	13.12	0.13	0.13
Third Quarter	23.53	19.75	17.08	12.00	0.13	0.13
Fourth Quarter	24.35	19.85	16.98	12.80	0.13	0.13

* Reflects the market price as quoted by the National Association of Securities Dealers, Inc.

The Company estimates there were approximately 2,000 and 2,100 holders of common stock of the Company as of June 30, 2004 and 2003, respectively.

           A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), and other SEC filings are available on the Company’s web site at www.flexsteel.com without charge. Copies of SEC filings, and the Guidelines for Business Conduct, can also be obtained, without charge, by writing to Office of the Secretary, Flexsteel Industries, Inc., P. O. Box 877, Dubuque, IA 52004-0877.

Item 6.

Selected Financial Data

Five-Year Review

(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,

	2004 (1)	2003	2002	2001	2000

SUMMARY OF OPERATIONS
Net sales	$401,222	$291,977	$279,671	$284,773	$300,066
Cost of goods sold	318,047	226,438	218,151	224,352	235,824
Operating income	16,602	13,284	8,129	6,238	17,336
Interest and other income	977	1,084	1,052	1,063	1,439
Interest expense	839	127	22	26	117
Income before income taxes	16,740	14,241	9,160	7,274	18,658
Provision for income taxes	6,610	5,950	3,500	2,680	6,730
Net income (2) (3) (4)	10,130	8,291	5,660	4,594	11,928
Earnings per common share: (2) (3) (4)
Basic	1.57	1.33	0.93	0.75	1.85
Diluted	1.55	1.30	0.92	0.74	1.82
Cash dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52
STATISTICAL SUMMARY
Average common shares outstanding:
Basic	6,440	6,255	6,095	6,108	6,458
Diluted	6,530	6,367	6,159	6,174	6,562
Book value per common share	$15.65	$14.89	$14.15	$14.10	$13.81
Total assets	169,519	120,700	119,159	110,294	114,876
Property, plant and equipment, net	30,327	20,378	20,558	24,554	26,837
Capital expenditures	6,030	5,100	1,100	2,817	6,718
Working capital	83,352	67,666	62,228	55,402	52,016
Shareholders' equity	$101,612	$93,753	$87,717	$85,062	$85,196
SELECTED RATIOS
Net income as percent of sales	2.5%	2.8%	2.0%	1.6%	4.0%
Current ratio	2.9 to 1	4.0 to 1	3.3 to 1	3.6 to 1	3.0 to 1
Return on ending shareholders’ equity	10.0%	8.8%	6.5%	5.4%	14.0%
Return on beginning shareholders’ equity	10.8%	9.5%	6.7%	5.4%	14.7%
Average number of employees	2,610	2,320	2,260	2,410	2,570

(1)

The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase on September 17, 2003. The amounts herein include the operations of DMI since that date.

(2)

Fiscal 2003 net income and per share amounts reflect a net gain (after tax) on the sale of land of approximately $200,000 or $0.04 per share.

(3)

Fiscal 2002 net income and per share amounts were reduced by $1,290,000 or $0.21 per share related to restructuring costs.

(4)

Fiscal 2000 net income and per share amounts reflect a gain (after tax) on the sale of land of approximately $790,000 or $0.12 per share and a non-taxable gain from life insurance proceeds of approximately $405,000 or $0.06 per share.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

General

The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. (the “Company”) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

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

Use of estimates – the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, restructuring costs, pension benefits, warranty costs, income taxes, and revenue recognition.

Allowance for doubtful accounts – the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience and actual returns and allowances.

Inventories – the Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Changes in the market conditions could require a write down of inventory.

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

Self-insurance programs – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $300,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company.

Pension benefits – the amounts recognized in the consolidated financial statements related to pension benefits under the Company’s defined benefit pension plan are determined based on actuarial assumptions. A significant assumption used in determining net pension cost is the expected long-term rate of return on plan assets. Another significant estimate that affects pension cost is the discount rate used in the annual actuarial valuation of pension benefits. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. To the extent the assumed discount rate decreases, the Company would have to record additional expense.

Warranty – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

Revenue recognition – is upon delivery of product to our customer. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer confirms our reasonable assurance of collectability. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts. Shipping and handling costs are included in cost of goods sold.

Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the application of consolidation policies to variable interest entities and, thus, improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS No. 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, SFAS No. 150 was effective at the beginning of the first quarter of fiscal 2004. The adoption of SFAS No. 150 had no material impact on the Company’s results of operations or financial position.

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

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the years ended June 30, 2004, 2003 and 2002. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(79.3)	(77.6)	(78.0)

Gross margin	20.7	22.4	22.0
Selling, general and administrative	(16.6)	(18.0)	(19.1)
Gain on sale of land	—	0.1	—

Operating income	4.1	4.5	2.9
Other income, net	—	0.3	0.4

Income before income taxes	4.1	4.8	3.3
Provision for income taxes	(1.6)	(2.0)	(1.3)

Net income	2.5%	2.8%	2.0%

Fiscal 2004 Compared to Fiscal 2003

The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase as of September 17, 2003. The accompanying discussion of results of operations includes the operations of DMI for the period September 18, 2003 through June 30, 2004.

Net sales for fiscal 2004 increased by $109.2 million or 37.4% compared to fiscal 2003. Residential net sales volume increased $72.3 million (includes $67.9 million of DMI) or 37.3%. Recreational vehicle net sales increased $9.8 million or 13.0%. Commercial net sales volume increased $27.1 million (includes $24.6 million of DMI) or 121.4%. The increase in net sales reflects improved industry performance for recreational vehicle and commercial products in addition to the inclusion of DMI net sales.

Gross margin increased $17.7 million to $83.2 million, or 20.7% of net sales, in fiscal 2004, from $65.5 million, or 22.4% of net sales in fiscal 2003. The decreased gross margin percentage in fiscal 2004 reflects increased costs for steel and component parts that have steel content. Costs were also higher for wood and petroleum products, such as fuel and poly foam. The cost of these materials has increased faster than the Company has been able to pass these costs onto consumers through higher selling prices. In addition, DMI products have a lower gross margin due to their different customer base, further decreasing the Company’s overall gross margin percentage.

Selling, general and administrative expenses as a percentage of sales were 16.6% and 18.0% for fiscal 2004 and 2003, respectively. The lower percentage of selling, general and administrative expenses in fiscal 2004 is primarily due to the lower percentage of such costs related to DMI net sales and the discontinuation of the Company’s retail stores.

During fiscal 2004, the Company incurred costs in excess of $0.2 million, including approximately 4,400 employee hours related to planning, documenting and performing preliminary testing and walkthroughs of internal controls over accounting and information systems in preparation for the fiscal 2005 implementation of Section 404 of the Sarbanes-Oxley Act of 2002. These types of expenses, included in selling, general, and administrative expenses in the accompanying consolidated statements of income, are expected to repeat in future fiscal years. Additionally, the Company expects to incur higher audit and audit-related fees and expenses.

During November 2003, one of the Company’s wholly-owned subsidiaries, Four Seasons, Inc., closed its two remaining retail furniture stores. The final payments for lease obligations that were included in facility closing costs were paid during the quarter ended March 31, 2004. The Company expects no future expenses related to retail operations.

The effective tax rate in fiscal 2004 was 39.5% compared to 41.8% in fiscal 2003. The higher effective income tax rate in fiscal 2003 was attributable to the Company’s settlement of federal income tax audits for its latest three fiscal years and amended state income tax returns.

The above factors resulted in fiscal 2004 net income of $10.1 million, or $1.55 per share, compared to $8.3 million, or $1.30 per share, in fiscal 2003, an increase of $1.8 million or $0.25 per share.

All earnings per share amounts are on a diluted basis.

Fiscal 2003 Compared to Fiscal 2002

Net sales for fiscal 2003 increased by $12.3 million or 4.4% compared to fiscal 2002. Residential net sales volume increased $0.8 million or 0.4%. Recreational vehicle net sales increased $7.7 million or 11.3%. Commercial net sales volume increased $3.8 million or 20.4%.

Gross margin increased $4.0 million to $65.5 million, or 22.4% of net sales, in fiscal 2003, from $61.5 million, or 22.0% of net sales in fiscal 2002. The fiscal 2002 gross margin was reduced by a charge of $1.2 million for estimated facility closing costs related to the Company’s retail furniture stores.

Selling, general and administrative expenses as a percentage of sales were 18.0% and 19.1% for fiscal 2003 and 2002, respectively. The lower percentage in fiscal 2003 primarily represents reductions in the provision for doubtful accounts and estimated retail facility closing costs.

During fiscal 2003, the Company sold land adjacent to the Lancaster, Pennsylvania factory at a net gain (after tax) of $0.2 million or $0.04 per share.

The effective tax rate in fiscal 2003 was 41.8% compared to 38.2% in fiscal 2002. The higher effective income tax rate in fiscal 2003 is attributable to the Company’s settlement of federal income tax audits for its latest three fiscal years and amended state income tax returns.

The above factors resulted in fiscal 2003 net income of $8.3 million, or $1.30 per diluted share, compared to $5.7 million, or $0.92 per diluted share, in fiscal 2002, an increase of $2.6 million or $0.38 per diluted share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital at June 30, 2004, was $83.4 million, which includes cash, cash equivalents and investments of $3.7 million. Cash and investments have decreased from June 30, 2003 primarily due to the purchase of DMI that required cash of $19.3 million.

Net cash provided by operating activities was $7.5 million, $9.2 million and $12.1 million in fiscal 2004, 2003, and 2002, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, trade receivables, inventories and accounts payable. The increase in inventories relates to the expansion of import programs.

On September 17, 2003, the Company effectively acquired 100% of the outstanding common stock of DMI for $3.30 per share in cash. The results of DMI’s operations have been included in the consolidated financial statements of the Company since that date. As a result of the acquisition, DMI’s distribution, product lines, and global sourcing infrastructure are expected to enhance the Company’s focus on expanding its product offerings. The financial strength of the Company is also expected to provide the resources for continued DMI growth and result in accretion to the earnings of the Company.

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

September 17, 2003

Current assets	$44,599
Property, plant, and equipment	9,710
Intangible asset – customer relationships	596
Other assets	40

Total assets acquired	54,945

Current liabilities	(8,912)
Long-term debt	(24,508)
Other liabilities	(2,029)

Total liabilities assumed	(35,449)

Net assets acquired	$19,496

Capital expenditures were $6.0 million, $5.1 million, and $1.1 million in fiscal 2004, 2003, and 2002, respectively. Fiscal 2004 expenditures were incurred for manufacturing and delivery equipment and the completion of the expansion of the Dublin, Georgia facility. Projected capital spending for fiscal 2005 is $5.0 million and will be used for manufacturing and delivery equipment. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

Financing activities utilized net cash of $0.8 million, $4.3 million, and $3.2 million in fiscal 2004, 2003, and 2002, respectively. The payment of dividends was the primary financing activity utilizing cash.

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

The Company’s contractual obligations as of June 30, 2004 are as follows (in thousands):

	FOR THE YEARS ENDING JUNE 30,
	2005	2006	2007	2008	2009	Thereafter	Total
Operating leases and
lease guarantees	$2,315	$1,842	$1,409	$946	$611	$312	$7,435
Debt	$9,022			$17,583			$26,605

Financing Arrangements

The Company has lines of credit of $49.0 million with banks, borrowings at differing rates based on the date and type of financing utilized.

In June 2004, the Company restructured its primary credit agreement that was assumed in the acquisition of DMI, lowering the interest rate based on the Company’s strong consolidated financial position and lower credit risk. The credit agreement provides for a $47.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $9.0 million was outstanding at June 30, 2004, with Company selected interest at prime (4.25% at June 30, 2004) or LIBOR (1.34% at June 30, 2004) plus 0.50%. The short-term portion also provides overnight credit when required for operations at prime. The short-term line of credit expires June 29, 2005. The long-term portion of the credit facility provides up to $20.0 million, of which $17.6 million was outstanding at June 30, 2004, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $7.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company has effectively fixed the interest rates at 3.9% on approximately $17.6 million of its long-term debt through the use of interest rate swaps. See Interest Rate Risk below.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital expenditures and disposals, all as defined in the credit agreement. At June 30, 2004, the Company was in compliance with all financial covenants contained in the credit agreement.

Outlook

The Company is finding that the pressures on margins experienced in the second half of fiscal 2004 are continuing. Suppliers for steel and petroleum-based products, including fuel and poly foam, continue to pass on additional cost increases to the Company. At the same time, many furniture manufacturers, including Flexsteel, are dealing with competition and pricing pressures from imported products. Also, preliminary tariffs have been announced on wooden bedroom furniture imported from the People’s Republic of China. These tariffs are expected to be finalized by December 23, 2004 and may have a significant impact on margins generated on wooden bedroom furniture and may require realignment of some of the Company’s suppliers.

As a result of these changes in the marketplace and world economy, the Company continues to believe that pursuit and refinement of its “blended” strategy is fundamentally sound, offering customers fully manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers with varied price points, styles, and product categories. This blended focus on products allows the Company to provide a wide range of options to satisfy customer requirements.  Additionally, management believes this strategy offers the Company the most financial and operational flexibility with which to respond to ever-changing market and regulatory conditions.

The Company believes that U.S. consumer confidence has been hampered by several uncertainties in the marketplace, including the upcoming U.S. presidential election, the war in Iraq, interest rate changes by the Federal Reserve Board, and record high and unstable oil prices. The Company believes that this situation has caused consumers to postpone purchases of durable goods, including furniture. The Company expects these uncertainties will continue to have a negative impact on its results of operations through at least the end of the second fiscal quarter ending December 31, 2004. In the meantime, the Company has initiated several actions in response to these factors, including review and potential adjustment to the Company’s selling prices and cost control measures for inventories, capital assets, and selling, general, and administrative expenses.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located and disruptions associated with shipping distances. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties and taxes on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies.  Any of these factors could interrupt supply, increase costs and decrease earnings.

Foreign Currency Risk – During fiscal 2004, 2003 and 2002, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2004, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $90,000, assuming no change in the volume or composition of debt. The Company has effectively fixed the interest rates at 3.9% on approximately $17.6 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of June 30, 2004, the fair value of these swaps is a liability of approximately $0.1 million and is included in other liabilities.

Tariffs – The Company has exposure to actions by governments, including tariffs. In June 2004, preliminary tariffs were announced on wooden bedroom furniture produced in the People’s Republic of China. Tariffs are subject to annual review by the U.S. Department of Commerce. Tariffs are a possibility on any imported or exported products.

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of “Safe Harbor” Provisions and Private Securities Litigation Reform Act of 1995

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term goals or anticipated results, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders.

Statements, including those in this report, which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of sales, the cost of raw materials, foreign currency revaluations, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers, the ability to successfully integrate DMI into the Company’s operations and general economic conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.

Dubuque, Iowa

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

September 7, 2004

REPORT OF MANAGEMENT

To the Shareholders of Flexsteel Industries, Inc.

Dubuque, Iowa

Management is responsible for the integrity and objectivity of the financial and operating information contained in this annual report, including the consolidated financial statements covered by the report of our independent registered public accounting firm. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on estimates and judgments of management.

The Company maintains accounting systems and related internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly recorded. Our code of conduct states that our affairs are to be conducted under the highest ethical standards.

Our independent registered public accounting firm provides an independent review of our consolidated financial statements and the fairness of the information presented therein. The Audit and Ethics Committee of the Board of Directors, composed solely of outside directors, meets regularly with us and our independent registered public accounting firm to review audit activities, internal controls, and other accounting, reporting, and financial matters. Our independent registered public accounting firm has unrestricted access to the Audit and Ethics Committee.

K. Bruce Lauritsen President Chief Executive Officer	Ronald J. Klosterman Executive Vice President Chief Financial Officer Secretary

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	JUNE 30,

	2004	2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,476,521	$12,811,385
Investments	1,271,417	9,531,913
Trade receivables – less allowance for doubtful
accounts: 2004, $2,820,000; 2003, $2,110,000	48,169,780	29,612,278
Inventories	68,880,118	32,473,287
Deferred income taxes	3,760,000	4,070,000
Other	2,930,979	1,323,426

Total current assets	127,488,815	89,822,289
NONCURRENT ASSETS:
Property, plant and equipment, net	30,326,505	20,377,797
Deferred income taxes	1,350,000	1,560,000
Other assets	10,353,391	8,940,196

TOTAL	$169,518,711	$120,700,282

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$12,272,405	$2,747,226
Note payable	9,022,090
Accrued liabilities:
Payroll and related items	10,341,853	7,563,194
Insurance	6,428,709	6,375,688
Other	6,071,458	5,470,622

Total current liabilities	44,136,515	22,156,730
LONG-TERM LIABILITIES:
Long-term debt	17,583,336
Deferred compensation	5,023,604	4,790,225
Other liabilities	1,163,514

Total liabilities	67,906,969	26,946,955

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized
700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding 2004, 6,494,228 shares; 2003, 6,294,639 shares	6,494,228	6,294,639
Additional paid-in capital	2,111,477	1,353,639
Retained earnings	92,552,045	85,787,823
Accumulated other comprehensive income	453,992	317,226

Total shareholders' equity	101,611,742	93,753,327

TOTAL	$169,518,711	$120,700,282

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED JUNE 30,

	2004	2003	2002

NET SALES	$401,221,510	$291,977,165	$279,671,402
COST OF GOODS SOLD	(318,046,939)	(226,437,717)	(218,150,740)

GROSS MARGIN	83,174,571	65,539,448	61,520,662
SELLING, GENERAL AND ADMINISTRATIVE	(66,572,362)	(52,658,237)	(53,391,377)
GAIN ON SALE OF LAND		403,065

OPERATING INCOME	16,602,209	13,284,276	8,129,285

OTHER INCOME (EXPENSE):
Interest and other income	976,918	1,083,854	1,052,158
Interest expense	(838,870)	(126,853)	(21,899)

Total	138,048	957,001	1,030,259

INCOME BEFORE INCOME TAXES	16,740,257	14,241,277	9,159,544
PROVISION FOR INCOME TAXES	(6,610,000)	(5,950,000)	(3,500,000)

NET INCOME	$10,130,257	$8,291,277	$5,659,544

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,440,298	6,255,113	6,095,184

Diluted	6,529,813	6,367,241	6,158,522

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$1.57	$1.33	$0.93

Diluted	$1.55	$1.30	$0.92

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value

Balance at June 30, 2001	6,034,210	$6,034,210		$78,272,996	$755,018	$85,062,224
Issuance of common stock	164,341	164,341	$492,223			656,564
Investment valuation
adjustment, net of tax					(485,330)	(485,330)	$(485,330)
Cash dividends				(3,176,433)		(3,176,433)
Net income				5,659,544		5,659,544	5,659,544

Comprehensive income							$5,174,214

Balance at June 30, 2002	6,198,551	6,198,551	492,223	80,756,107	269,688	87,716,569
Issuance of common stock	96,088	96,088	861,416			957,504
Investment valuation
adjustment, net of tax					47,538	47,538	$47,538
Cash dividends				(3,259,561)		(3,259,561)
Net income				8,291,277		8,291,277	8,291,277

Comprehensive income							$8,338,815

Balance at June 30, 2003	6,294,639	6,294,639	1,353,639	85,787,823	317,226	93,753,327
Issuance of common stock	199,589	199,589	757,838			957,427
Investment valuation
adjustment, net of tax					219,197	219,197	$219,197
Change in interest rate
swaps valuation,
net of tax					140,884	140,884	140,884
Additional minimum
pension liability,
net of tax					(223,315)	(223,315)	(223,315)
Cash dividends				(3,366,035)		(3,366,035)
Net income				10,130,257		10,130,257	10,130,257

Comprehensive income							$10,267,023

Balance at June 30, 2004	6,494,228	$6,494,228	$2,111,477	$92,552,045	$453,992	$101,611,742

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED JUNE 30,
	2004	2003	2002

OPERATING ACTIVITIES:
Net income	$10,130,257	$8,291,277	$5,659,544
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,680,391	4,767,612	4,976,637
Gain on disposition of capital assets	(94,456)	(424,580)	(44,459)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(6,316,462)	1,428,745	(3,469,976)
Inventories	(9,261,855)	(2,150,999)	421,484
Other current assets	294,024	402,228	(178,943)
Other assets	(22,569)	(417,953)	(393,788)
Accounts payable – trade	8,024,639	(1,845,970)	(684,411)
Accrued liabilities	(3,413,992)	(674,421)	7,553,340
Other long-term liabilities	(313,657)
Deferred compensation	233,378	280,443	450,596
Deferred income taxes	2,554,813	(430,000)	(2,200,000)

Net cash provided by operating activities	7,494,511	9,226,382	12,090,024

INVESTING ACTIVITIES:
Purchases of investments	(4,126,310)	(21,150,304)	(19,880,090)
Proceeds from sales of investments	12,049,572	27,369,890	6,275,994
Payments received from customers on notes receivable	350,371	710,086	965,851
Loans on notes receivable	(30,000)
Proceeds from sale of capital assets	115,859	635,271	179,219
Capital expenditures	(6,029,968)	(5,099,791)	(1,099,914)
Acquisition of DMI Furniture, Inc., net of cash acquired	(19,322,174)

Net cash provided by (used in) investing activities	(16,992,650)	2,465,152	(13,558,940)

FINANCING ACTIVITIES:
Repayments of borrowings	(42,615,156)	(650,000)	(325,000)
Proceeds from borrowings	43,673,971
Dividends paid	(2,521,785)	(4,065,345)	(3,155,096)
Proceeds from issuance of common stock	626,245	459,513	276,133

Net cash used in financing activities	(836,725)	(4,255,832)	(3,203,963)

Increase (decrease) in cash and cash equivalents	(10,334,864)	7,435,702	(4,672,879)
Cash and cash equivalents at beginning of year	12,811,385	5,375,683	10,048,562

Cash and cash equivalents at end of year	$2,476,521	$12,811,385	$5,375,683

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the oldest and largest manufacturers and marketers, as well as an importer, of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Furniture products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, bedroom, dining room, occasional tables, and home and commercial office furniture. The Company has two wholly owned subsidiaries:  (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, is a Louisville, Kentucky-based, vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. A third wholly-owned subsidiary, Four Seasons, Inc., operated retail furniture stores until their closure in November 2003.

USE OF ESTIMATES – the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE – the Company’s cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Notes receivable are carried at amounts which reasonably approximate their fair value due to their short-term nature. Fair values of investments in debt and equity securities are disclosed in Note 3.

CASH EQUIVALENTS – the Company considers highly liquid investments with original maturities of three months or less as the equivalent of cash.

INVENTORIES – are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method.

PROPERTY, PLANT AND EQUIPMENT – is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. For internal use software, the Company’s policy is to capitalize external direct costs of materials and services, directly-related internal payroll and payroll-related costs, and interest costs.

PENSION BENEFITS – the amounts recognized in the consolidated financial statements related to pension benefits under the Company’s defined benefit pension plan are determined based on actuarial assumptions. A significant assumption used in determining net pension cost is the expected long-term rate of return on plan assets. Another significant estimate that affects pension cost is the discount rate used in the annual actuarial valuation of pension benefits. The discount rate represents the interest rate that is used to determine the present value of future cash flows required to settle the pension obligations. To the extent the assumed discount rate decreases, the Company would have to record additional expense.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – is upon delivery of product to the Company’s customer. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to the customer confirms the Company’s reasonable assurance of collectability. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising and national trade-advertising programs were approximately $3,017,000, $3,032,000, and $2,267,000 in fiscal 2004, 2003, and 2002, respectively.

RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for research and development costs were approximately $2,880,000, $2,660,000, and $1,970,000 in fiscal 2004, 2003, and 2002, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – in connection with the DMI acquisition, the Company assumed interest rate swaps utilized to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $17.6 million with a weighted average fixed rate of 3.9% at June 30, 2004. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were a liability of $0.1 million as of June 30, 2004 and are reflected as other long-term liabilities on the accompanying consolidated balance sheet.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $300,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $4.7 million. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

INCOME TAXES – deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

EARNINGS PER SHARE – basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 89,515 shares, 112,128 shares, and 63,338 shares in fiscal 2004, 2003 and 2002, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 163,050 shares and 14,000 shares of common stock were outstanding in fiscal 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. No options to purchase common stock were excluded in the computation of diluted earnings per share in fiscal 2004, as their exercise prices were less than the average market price of the common shares.

STOCK-BASED COMPENSATION – the Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

The Company has elected to continue to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123 and SFAS No. 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the years ended June 30:

	2004	2003	2002

Net income as reported	$10,130,257	$8,291,277	$5,659,544
Less stock-based employee
compensation expense
determined under fair value
method for all awards, net of tax	(427,000)	(291,000)	(162,000)

Pro forma net income	$9,703,257	$8,000,277	$5,497,544

Earnings per share:
Basic – as reported	$1.57	$1.33	$0.93
– pro forma	1.51	1.28	0.90

Diluted – as reported	$1.55	$1.30	$0.92
– pro forma	1.49	1.26	0.89

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003, and 2002, respectively: dividend yield of 2.7%, 3.3% and 5.0%; expected volatility of 25.8%, 25.4% and 24.8%; risk-free interest rates of 4.3%, 4.1% and 6.5%; and an expected life of 10 years on all options.

ACCOUNTING DEVELOPMENTS – In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

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

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for certain contracts entered into or modified by the Company after June 30, 2003. The Company adopted SFAS No. 149 effective July 1, 2003, with no material impact on its results of operations or financial position.

RECLASSIFICATIONS – certain prior years’ amounts have been reclassified to conform to the fiscal 2004 presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

2.  ACQUISITION

On September 17, 2003, the Company effectively acquired 100% of the outstanding common stock of DMI for $3.30 per share in cash. The results of DMI’s operations have been included in the consolidated financial statements of the Company since that date. As a result of the acquisition, DMI’s distribution, product lines, and global sourcing infrastructure are expected to enhance the Company’s focus on expanding its product offerings. The financial strength of the Company is also expected to provide the resources for continued DMI growth and result in accretion to the earnings of the Company.

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

September 17, 2003

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

	Three Months Ended June 30,		Fiscal Year Ended June 30,

	2004	2003	2004	2003

Net sales	$108,298	$97,538	$422,214	$344,614
Net income	2,710	2,653	10,496	8,702
Earnings per share of common stock:
Basic	0.42	0.42	1.63	1.39
Diluted	0.41	0.42	1.61	1.37

3.  INVESTMENTS

Debt and equity securities are included in Investments and in Other Assets (designated for deferred compensation plans), at fair value based on quoted market prices, and are classified as available for sale. A summary of the carrying values and fair values of the Company’s investments is as follows:

	June 30, 2004

	Cost Basis	Gross Unrealized		Recorded Basis

		Gains	Losses

Debt securities	$2,108,458	$868	$(28,216)	$2,081,110
Equity securities	3,028,083	914,263		3,942,346

	$5,136,541	$915,131	$(28,216)	$6,023,456

	June 30, 2003
	Cost Basis	Gross Unrealized		Recorded Basis

		Gains	Losses

Debt securities	$9,327,860	$134,919	$(42,076)	$9,420,703
Equity securities	3,854,112	452,172		4,306,284

	$13,181,972	$587,091	$(42,076)	$13,726,987

	June 30, 2004		June 30, 2003

	Investments	Other Assets	Investments	Other Assets

Debt securities	$231,130	$1,849,445	$7,816,336	$1,604,367
Equity securities	1,040,287	2,902,059	1,715,577	2,590,707

	$1,271,417	$4,751,504	$9,531,913	$4,195,074

As of June 30, 2004, the maturities of debt securities are $1,847,364 within one year, $197,594 in one to five years, and $36,152 over five years.

4.  INVENTORIES

Inventories valued on the LIFO method would have been approximately $3,018,000 and $1,756,000 higher at June 30, 2004 and 2003, respectively, if they had been valued on the FIFO method. A comparison of inventories is as follows:

	June 30,
	2004	2003
Raw materials	$22,662,771	$15,991,880
Work in process and finished parts	9,341,785	8,865,537
Finished goods	36,875,562	7,615,870

Total	$68,880,118	$32,473,287

5.  PROPERTY, PLANT AND EQUIPMENT

	Estimated Life (Years)	June 30,
		2004	2003
Land		$2,504,159	$2,053,659
Buildings and improvements	3-39	38,911,316	30,690,717
Machinery and equipment	3-10	35,419,791	31,896,173
Delivery equipment	3-7	16,978,381	16,448,471
Furniture and fixtures	3-5	5,349,206	5,201,537

Total		99,162,853	86,290,557
Less accumulated depreciation		(68,836,348)	(65,912,760)

Net		$30,326,505	$20,377,797

6.  OTHER ASSETS

	June 30,

	2004	2003

Cash value of life insurance	$5,122,099	$4,745,122
Investments designated for deferred
compensation plans	4,751,504	4,195,074
Other	479,788

Total	$10,353,391	$8,940,196

7.  OTHER ACCRUED LIABILITIES

	June 30,
	2004	2003
Dividends	$844,250
Income taxes		$1,130,056
Advertising	2,074,477	2,020,112
Warranty	1,190,000	535,000
Other	1,962,731	1,785,454

Total	$6,071,458	$5,470,622

8.  BORROWINGS AND CREDIT ARRANGEMENTS

At June 30, 2004, borrowings and credit arrangements consisted of the following:

Current
$2.0 million line of credit through October 31, 2004;
interest rate at prime; unsecured	$—
$20.0 million working capital line of credit through June 29, 2005;
interest rate at prime or LIBOR +0.5%; unsecured	9,022,090
Long-Term
$20.0 million revolving note; expires September 30, 2007;
interest rate at prime or LIBOR +0.75%; unsecured	17,583,336

Total	$26,605,426

The Company has lines of credit of $49.0 million with banks, borrowings at differing rates based on the date and type of financing utilized.

In June 2004, the Company restructured its primary credit agreement that was assumed in the acquisition of DMI, lowering the interest rate based on the Company’s strong consolidated financial position and lower credit risk. The credit agreement provides for a $47.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $9.0 million was outstanding at June 30, 2004, with Company selected interest at prime (4.25% at June 30, 2004) or LIBOR (1.34% at June 30, 2004) plus 0.50%. The short-term portion also provides overnight credit when required for operations at prime. The short-term line of credit expires June 29, 2005. The long-term portion of the credit facility provides up to $20.0 million, of which $17.6 million was outstanding at June 30, 2004, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $7.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company has effectively fixed the interest rates at 3.9% on approximately $17.6 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital expenditures and disposals, all as defined in the financing agreements. At June 30, 2004, the Company was in compliance with all financial covenants contained in the credit agreement.

Two officers of the Company are directors at one of the banks where the Company maintains a line of credit and where its routine daily banking transactions are processed. The Company receives no special services nor pricing on the services performed by the bank due to the directorships of the two officers.

9.  INCOME TAXES

The provision for income taxes is as follows for the years ended June 30:

	2004	2003	2002
Federal – current	$4,220,000	$5,390,000	$5,180,000
State – current	800,000	960,000	520,000
Deferred	1,590,000	(400,000)	(2,200,000)

Total	$6,610,000	$5,950,000	$3,500,000

The total income tax provision in fiscal 2004, 2003 and 2002 was 39.5%, 41.8% and 38.2%, respectively, of income before income taxes. The higher effective income tax rate in fiscal 2003 was attributable to the Company’s settlement of federal income tax audits for its latest three fiscal years and amended state income tax returns. The effect of such settlement is included in “Other” in the table below. A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2004	2003	2002
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	3.1	4.4	3.7
Other	1.4	2.4	(0.5)

Effective tax rate	39.5%	41.8%	38.2%

       The primary components of deferred tax assets and (liabilities) are as follows:

	June 30, 2004		June 30, 2003
	Current	Long-term	Current	Long-term
Asset allowances	$970,000		$590,000
Other current accruals and allowances	2,790,000		3,480,000
Deferred compensation		$2,710,000		$1,980,000
Other long-term accruals and allowances		(1,360,000)		(420,000)

Total	$3,760,000	$1,350,000	$4,070,000	$1,560,000

10.  STOCK OPTIONS

The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At June 30, 2004, 439,150 shares were available for future grants.

A summary of the status of the Company’s stock option plans as of June 30, 2004, 2003 and 2002 and the changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2001	752,895	$11.64
Granted	147,950	10.32
Exercised	(333,370)	10.75
Canceled	(75,110)	14.83

Outstanding at June 30, 2002	492,365	11.39
Granted	154,050	15.93
Exercised	(88,570)	11.04

Outstanding at June 30, 2003	557,845	12.70
Granted	162,126	19.27
Exercised	(362,361)	11.89
Canceled	(1,969)	21.68

Outstanding at June 30, 2004	355,641	$16.47

         The following table summarizes information for options outstanding and exercisable at June 30, 2004:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	30,400	5.8	$10.73
12.66 – 13.59	56,700	5.1	13.19
15.37 – 16.52	119,751	8.3	15.93
19.21	132,000	9.4	19.21
20.26 – 22.35	16,790	8.9	20.27

10.30 – 22.35	355,641	8.0	16.47

11.  ACCRUED WARRANTY COSTS

The following table presents the changes in the Company’s product warranty liability for the years ended June 30:

	2004	2003	2002
Accrued warranty costs at beginning of year	$535,000	$500,000	$500,000
Payments made for warranty and related costs	(3,408,840)	(3,226,299)	(3,194,430)
Estimated liability assumed in DMI acquisition	675,000
Accrual for product warranty and related costs	3,388,840	3,261,299	3,194,430

Accrued warranty costs at end of year	$1,190,000	$535,000	$500,000

12.

PENSION AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. It is the Company’s policy to fund all pension costs accrued. Total pension and retirement plan expense was $2,026,000, $1,790,000, and $1,691,000 in fiscal 2004, 2003, 2002, respectively. The amounts include $513,000, $377,000, and $367,000 in fiscal 2004, 2003, and 2002, respectively, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% – 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% – 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $1,286,000, $1,332,000, and $1,252,000 in fiscal 2004, 2003, and 2002, respectively.

The Company’s defined benefit pension plan covers 89 active hourly production employees of DMI. There are a total of 533 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). According to an agreement reached with the collective bargaining unit, all benefits and participants are fixed. Future benefits will accrue to current participants; however, new participants cannot be added to the plan. As of June 30, 2004, the accrued benefit liability related to the defined benefit pension plan recognized on the Company’s consolidated balance sheet was $1.0 million.

The Company has unfunded post-retirement benefit and deferred compensation plans with certain officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2004, 2003 and 2002, the benefit obligation was increased by interest expense of $133,848, $118,869 and $139,399, service costs of $412,561, $434,575 and $582,197, and decreased by payments of $337,500, $273,000 and $271,000, respectively. At June 30, 2004, the benefit obligation was $4,955,471, including $734,000 for defined benefits.

13.  MANAGEMENT INCENTIVE PLAN

The Company has an incentive plan that provides for shares of common stock to be awarded to key employees based on a targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares issued after one and two years. Under the plan 38,620, 20,590 and 37,641 shares were awarded, and the amounts charged to income were $680,000, $340,000 and $500,000 in fiscal 2004, 2003 and 2002, respectively. At June 30, 2004, 84,596 shares were available for future grants.

Under the Company’s voluntary deferred compensation plan, certain employees may defer common stock awards until retirement. In fiscal 2004, 2003 and 2002, the Company awarded 18,507, 10,541 and 19,410 shares with an award value of $327,000, $173,000 and $257,000, respectively, based on quoted market prices at the applicable award dates. At June 30, 2004 and 2003, 65,114 and 47,635 shares with an award value of $940,000 and $626,000, respectively, had been deferred and are being held in trust on behalf of the employees. Under the plan 1,028 shares have been redeemed.

14.  RESTRUCTURING

During fiscal 2002, the Company recorded an $890,000 charge to cost of goods sold for estimated facility closing costs related to the Elkhart, Indiana, manufacturing facility. The charge principally represented employee separation costs and facility closing costs with no future benefit to the Company. The decision to close the facility was driven by the weakening demand for vehicle seating products, especially for van conversions, which was the primary product of the Elkhart plant. A total of 84 employees representing all of Elkhart’s employees were affected by the closure, including 32 employees who had been laid off previously. At June 30, 2003, there were no remaining accrued costs related to  this facility closing.

Also during fiscal 2002, the Company recorded a total charge of $1,200,000 for estimated retail store closing costs. Of the total charge, $300,000 was recorded as cost of goods sold and $900,000 was charged to selling, general and administrative expenses. The decision to close the retail store was driven by the continued struggling operations of the store. There were a minimal number of employees affected and insignificant amounts of employee separation costs associated with this retail store closing.  The charge principally represented store closing costs with no future benefit to the Company. Accrued restructuring costs as of June 30, 2003 were included in other accrued liabilities in the accompanying consolidated balance sheets.

The following table summarizes the activity related to the restructuring charges during fiscal 2004 and 2003:

	Employee Separation Costs	Facility Closing Costs	Total
Accrued restructuring costs at June 30, 2002	431,793	$1,268,816	1,700,609

Restructuring (income) expense	(431,793)	477,000	45,207
Payments	—	(1,035,032)	(1,035,032)

Accrued restructuring costs at June 30, 2003	—	710,784	710,784

Restructuring (income) expense	—	(190,996)	(190,996)
Utilization	—	(519,788)	(519,788)

Accrued restructuring costs at June 30, 2004	$—	$—	$—

15.

COMMITMENTS AND CONTINGENCIES

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $1,980,000, $1,180,000, and $1,530,000 in fiscal 2004, 2003 and 2002, respectively.

Expected future minimum commitments under operating leases and lease guarantee as of June 30, 2004 were as follows (in thousands):

Year Ended June 30:
2005	$2,315
2006	1,842
2007	1,409
2008	946
2009	611
Thereafter	312

$7,435

GUARANTEE – the Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $230,000, and the remaining minimum payments are approximately $727,000 at June 30, 2004. The Company has not been required to make any payments under the guarantee.

16. SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Investing Activities – In September 2003, the Company purchased all of the common stock of DMI for $19.5 million (including acquisition costs of $2.8 million). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$54,945,000
Cash paid for common stock	19,496,000

Liabilities assumed	$35,449,000

Supplemental Information – Cash paid during the period for:

	Fiscal Year Ended June 30,
	2004	2003	2002
Interest	$1,026,000	$129,000	$24,000
Income taxes	$6,636,000	$7,270,000	$3,004,000

    17. SEGMENTS

The Company has operated in two reportable operating segments: (1) Furniture Products (formally known as Seating Products) and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wood furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. In November 2003, the retail stores were closed. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

The accounting policies of the operating segments are the same as those described in Note 1. Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

Segment information for the year ended June 30, 2004 is as follows:

	Furniture Products	Retail Stores	Total
Net sales	$398,999,311	$2,222,199	$401,221,510
Operating income (loss)	16,934,969	(332,760)	16,602,209
Depreciation and amortization	5,653,731	26,660	5,680,391
Capital expenditures	6,029,968	--	6,029,968
Assets	169,518,711	--	169,518,711

Segment information for the year ended June 30, 2003 is as follows:

	Furniture Products	Retail Stores	Total
Net sales	$286,766,425	$5,210,740	$291,977,165
Operating income (loss)	14,493,120	(1,208,844)	13,284,276
Depreciation and amortization	4,653,584	114,028	4,767,612
Capital expenditures	5,099,791	--	5,099,791
Assets	119,420,546	1,279,736	120,700,282

Segment information for the year ended June 30, 2002 is as follows:

	Furniture Products	Retail Stores	Total
Net sales	$272,497,903	$7,173,499	$279,671,402
Operating income (loss)	11,323,944	(3,055,260)	8,268,684
Depreciation	4,800,651	175,986	4,976,637
Capital expenditures	1,001,654	98,260	1,099,914
Assets	117,359,929	1,799,347	119,159,276

18.

SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

     (in thousands of dollars, except per share amounts)

	FOR THE QUARTER ENDED

	September 30	December 31	March 31	June 30

Fiscal 2004:
Net sales	$76,857	$109,102	$106,964	$108,298
Gross margin	16,850	23,206	21,195	21,924
Net income	1,865	3,016	2,539	2,710
Earnings per share:
Basic	0.29	0.47	0.39	0.42
Diluted	0.29	0.46	0.39	0.41

	FOR THE QUARTER ENDED

	September 30	December 31	March 31	June 30

Fiscal 2003:
Net sales	$70,019	$73,580	$73,461	$74,916
Gross margin	15,293	17,365	15,453	17,428
Net income	2,031	2,216	1,421	2,623
Earnings per share:
Basic	0.33	0.35	0.23	0.42
Diluted	0.32	0.35	0.22	0.41

19.

SUBSEQUENT EVENT

On August 8, 2004, the Company sold land and a building located in Elkhart, Indiana, for $1.5 million resulting in a net gain (after tax) of $0.4 million. The Company had previously been leasing the facility to an unrelated entity.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial

Disclosure

During fiscal 2004, there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

Item 9A.

Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls – There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART III

Items 10, 11, 12.

Directors and Executive Officers of the Registrant, Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information identifying directors of the Company, executive compensation and beneficial ownership of stock and supplementary data will be contained in the Company’s fiscal 2004 definitive proxy statement to be filed with the Securities and Exchange Commission and are incorporated herein by reference. Executive officers are identified in Part I, Item 4 above.

Item 13.

Certain Relationships and Related Transactions

This information will be contained under the heading “Certain Relationships and Related Transactions” in the Company’s fiscal 2004 definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.

Principal Accountant Fees and Services

Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2004. In addition to performing the audit of the Company's consolidated financial statements, Deloitte & Touche LLP provided various audit-related and tax services during fiscal 2004.

The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence.

The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

	2004	2003

Audit Fees (1)	$203,000	$148,000
Audit Related Fees (2)	170,000	57,000
Tax Services (3)	117,000	53,000
All Other Fees (4)	--	--

Total	$490,000	$258,000

(1)	Professional fees and expenses for audit services billed in fiscal 2004 and 2003 consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) consents and other services related to Securities and Exchange Commission matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)	Professional fees and expenses for audit-related services billed in fiscal 2004 and 2003 consisted of (i) Sarbanes-Oxley Act Section 404 advisory services and internal accounting controls related services, $43,000 and $0, respectively; (ii) due diligence and consultation on acquisitions or other business transactions, $103,000 and $0, respectively; and (iii) employee benefit plan audits, $24,000 and $57,000, respectively.

(3)	Professional fees and expenses for tax services billed in fiscal 2004 and 2003 consisted of tax compliance and tax planning and advice. Tax compliance services totaled $108,000 and $35,000 in fiscal 2004 and 2003, respectively, and consisted of (i) tax return assistance; (ii) assistance with tax return filings in certain foreign jurisdictions; (iii) assistance with tax audits and appeals; and (iv) preparation of expatriate tax returns. Tax planning and advice services totaled $9,000 and $18,000 in fiscal 2004 and 2003, respectively, and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

(4)	No other professional services were provided during fiscal 2004 and 2003.

PART IV

Item 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

(1)

Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)

Schedules

The following financial statement schedules for the years ended June 30, 2004, 2003 and 2002 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2004, 2003 and 2002

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves (Note)	Balance at End of Year

Allowance for
Doubtful Accounts:

2004	$2,110,000	$780,000	$(70,000)	$2,820,000

2003	$2,540,000	$460,000	$(890,000)	$2,110,000

2002	$1,950,000	$1,581,000	$(991,000)	$2,540,000

NOTE	—	Uncollectible accounts charged against reserve less recoveries and purchase accounting adjustment in fiscal 2004 of $730,000.

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1	Restated Article of Incorporation by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

3.2	Bylaws of the Registrant incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

10.1	1989 Stock Option Plan, as amended, incorporated by reference from the 1992 Flexsteel definitive proxy statement.*

10.2	1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

10.3	Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

10.4	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

10.5	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.6	Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.7	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.8	2002 Stock Option Plan incorporated by reference from the 2002 Flexsteel definitive proxy statement.*

10.9	Agreement and Plan of Merger, dated as of August 12, 2003, by and among Flexsteel, Churchill Acquisition Corp. and DMI (incorporated by reference to Exhibit 99(d)(1) of Flexsteel Industries, Inc.’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on August 20, 2003) incorporated by reference to Form 8-K and Amendments No. 1 to Form 8-K, as filed with Securities and Exchange Commission on October 2, 2003.

10.10	DMI Furniture, Inc. 1993 Long Term Incentive Stock Plan For Employees, incorporated by reference to Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 1, 2003 (therein incorporated by reference to Exhibit 10(a) of DMI Furniture, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 (No. 000-04173)).

10.11	DMI Furniture, Inc. 1998 Stock Plan For Independent Directors, incorporated by reference to Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 1, 2003 (therein incorporated by reference to Exhibit 10(b) of DMI Furniture, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 (No. 000-04173)).

10.12	DMI Furniture, Inc. Nonemployee Directors Stock Option Program, incorporated by reference to Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on October 1, 2003 (therein incorporated by reference to Exhibit 10(d) of DMI Furniture, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 1999 (No. 000-04173)).

22	2004 definitive proxy statement incorporated by reference is to be filed with the Securities and Exchange Commission on or before November 15, 2004. However, the Nominating and Compensation Committee Report and Audit and Ethics Committee Report are not incorporated herein as soliciting material or filed material.

23.1	Report of Independent Registered Public Accounting Firm. Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

(b)      Reports on Form 8-K

On August 20, 2004, the Company filed a report on Form 8-K announcing Fourth Quarter and Fiscal 2004 Operating Results.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:         September 7, 2004

FLEXSTEEL INDUSTRIES, INC.

By:

             /S/ K. Bruce Lauritsen

    K. Bruce Lauritsen

          President, Chief Executive Officer

    and

 Principal Executive Officer

By:

             /S/ R. J. Klosterman

    Ronald J. Klosterman

                 Executive Vice President

    and

 Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 7, 2004	/S/ K. Bruce Lauritsen

K. Bruce Lauritsen
Director

Date:	September 7, 2004	/S/ Edward J. Monaghan

Edward J. Monaghan
Director

Date:	September 7, 2004	/S/ James R. Richardson

James R. Richardson
Director

Date:	September 7, 2004	/S/ Jeffrey T. Bertsch

Jeffrey T. Bertsch
Director

Date:	September 7, 2004	/S/ L. Bruce Boylen

L. Bruce Boylen
Director

Date:	September 7, 2004	/S/ Patrick M. Crahan

Patrick M. Crahan
Director

Date:	September 7, 2004	/S/ Lynn J. Davis

Lynn J. Davis
Director

Date:	September 7, 2004	/S/ Thomas E. Holloran

Thomas E. Holloran
Director

Date:	September 7, 2004	/S/ Robert E. Deignan

Robert E. Deignan
Director

Date:	September 7, 2004	/S/ Eric S. Rangen

Eric S. Rangen
Director

Date:	September 7, 2004	/S/ Mary C. Bottie

Mary C. Bottie
Director