Form 10-Q
period 2004-09-30
FLEXSTEEL INDUSTRIES INC
filed 2004-10-25
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended September 30, 2004
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                  to
Commission file number 0-5151

Incorporated in State of Minnesota        I.R.S. Identification No. 42-0442319

FLEXSTEEL INDUSTRIES, INC.
P. O. BOX 877
DUBUQUE, IOWA 52004-0877

Area code 563 Telephone 556-7730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X. No     .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X. No     .

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2004	6,535,133

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 3,591,867	$ 2,476,521
Investments	1,263,112	1,271,417
Trade receivables - less allowance for doubtful accounts:
September 30, 2004, $2,780,000;
June 30, 2004, $2,820,000	44,487,098	48,169,780
Inventories	77,326,255	68,880,118
Deferred income taxes	4,490,000	3,760,000
Other	1,553,731	2,930,979

Total current assets	132,712,063	127,488,815
NON-CURRENT ASSETS:
Property, plant and equipment, net	28,937,736	30,326,505
Deferred income taxes	760,000	1,350,000
Other assets	10,183,117	10,353,391

TOTAL	$172,592,916	$169,518,711

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$ 14,939,374	$ 12,272,405
Notes payable	10,218,877	9,022,090
Accrued liabilities:
Payroll and related items	5,786,664	10,341,853
Insurance	6,421,526	6,428,709
Other	7,054,150	6,071,458

Total current liabilities	44,420,591	44,136,515

LONG-TERM LIABILITIES:
Long-term debt	19,333,337	17,583,336
Deferred compensation	5,005,013	5,023,604
Other liabilities	1,255,244	1,163,514

Total liabilities	70,014,185	67,906,969

SHAREHOLDERS' EQUITY:
Cumulative preferred stock - $50 par value;
authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value;
authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares;
outstanding September 30, 2004, 6,535,133 shares;
outstanding June 30, 2004, 6,494,228 shares	6,535,133	6,494,228
Additional paid-in capital	2,791,611	2,111,477
Retained earnings	92,902,620	92,552,045
Accumulated other comprehensive income	349,367	453,992

Total shareholders' equity	102,578,731	101,611,742

TOTAL	$172,592,916	$169,518,711

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,

	2004	2003

NET SALES	$ 97,855,557	$ 76,857,039
COST OF GOODS SOLD	(80,000,703)	(60,006,842)

GROSS MARGIN	17,854,854	16,850,197
SELLING, GENERAL AND ADMINISTRATIVE	(16,339,888)	(13,958,079)
GAIN ON SALE OF BUILDING	608,613

OPERATING INCOME	2,123,579	2,892,118

OTHER INCOME (EXPENSE):
Interest and other income	133,686	222,117
Interest expense	(277,123)	(44,319)

Total	(143,437)	177,798

INCOME BEFORE INCOME TAXES	1,980,142	3,069,916
PROVISION FOR INCOME TAXES	(780,000)	(1,205,000)

NET INCOME	$ 1,200,142	$ 1,864,916

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,508,386	6,336,434

Diluted	6,583,846	6,431,189

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$ 0.18	$ 0.29

Diluted	$ 0.18	$ 0.29

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

	Three Months Ended September 30,

	2004	2003

OPERATING ACTIVITIES:
Net income	$ 1,200,142	$ 1,864,916
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	1,481,773	1,188,489
Gain on disposition of capital assets	(608,613)	(30,717)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	3,682,682	(129,052)
Inventories	(8,446,137)	437,608
Other current assets	1,377,247	(70,395)
Other assets	(44,869)	(11,081)
Accounts payable - trade	2,666,969	4,287,642
Accrued liabilities	(2,901,808)	2,727,713
Other long-term liabilities	(1,055)	38,380
Deferred compensation	(18,591)	124,680
Deferred income taxes	(140,000)	(105,729)

Net cash (used in) provided by operating activities	(1,752,260)	10,322,454

INVESTING ACTIVITIES:
Purchases of investments	(27,535)	(2,292,551)
Proceeds from sales of investments	179,843	10,278,158
Payments received from customers on notes receivable		14,800
Proceeds from sale of capital assets	1,547,175	31,749
Capital expenditures	(972,266)	(1,332,519)
Acquisition of DMI Furniture, Inc., net of cash acquired		(19,321,369)

Net cash provided by (used in) investing activities	727,217	(12,621,732)

FINANCING ACTIVITIES:
Repayment of borrowings	(5,317,675)	(28,870)
Proceeds from borrowings	8,264,462
Dividends paid	(844,250)
Proceeds from issuance of common stock	37,852	288,879

Net cash provided by financing activities	2,140,389	260,009

Increase (decrease) in cash and cash equivalents	1,115,346	(2,039,269)
Cash and cash equivalents at beginning of period	2,476,521	12,811,385

Cash and cash equivalents at end of period	$ 3,591,867	$ 10,772,116

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2004

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2004, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC.

DESCRIPTION OF BUSINESS – The Company was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. Product offerings include a wide variety of wood and upholstered furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The Company primarily distributes its products throughout the United States through the Company’s sales force to approximately 3,000 furniture dealers, department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

The Company has two wholly-owned subsidiaries: (1) Desert Dreams, Inc. owns and leases a commercial building to an unrelated entity, and (2) DMI Furniture, Inc. (“DMI”) is a Louisville, Kentucky-based, vertically integrated manufacturer, importer, and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

RECLASSIFICATIONS – Certain prior period amounts have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no impact on net income or shareholders’equity as previously reported.

2.	INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. Inventories valued on the LIFO method would have been approximately $4,561,000 and $3,018,000 higher at September 30, 2004 and June 30, 2004, respectively. A comparison of inventories is as follows (in thousands):

	September 30, 2004	June 30, 2004

Raw materials	$20,473	$22,663
Work in process and finished parts	9,646	9,342
Finished goods	47,207	36,875

Total	$77,326	$68,880

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At September 30, 2004, outstanding borrowings consisted of the following (in thousands):

Current
$20.0 million working capital line of credit through June 29, 2005;
interest rate at LIBOR +0.75%; unsecured	$10,219
Long-Term
$20.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +0.75%; unsecured	19,333

Total	$29,552

The Company has lines of credit of $50.0 million with banks, borrowings at differing rates based on the date and type of financing utilized. The Company’s primary credit agreement provides for a $47.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $10.0 million was outstanding at September 30, 2004, with Company selected interest at prime (4.25% at September 30, 2004) or LIBOR (2.5% at September 30, 2004) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime of which $0.2 million was outstanding at September 30, 2004. The short-term line of credit expires June 29, 2005. The long-term portion of the credit facility provides up to $20.0 million, of which $19.3 million was outstanding at September 30, 2004, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $7.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company also has a $3.0 million line of credit through October 1, 2005 at prime rate of interest less 0.50%. No amounts were outstanding against this line of credit at September 30, 2004. The Company has effectively fixed the interest rates at 3.9% on approximately $17.3 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital expenditures and disposals, all as defined in the financing agreements. At September 30, 2004, the Company was in compliance with all financial covenants contained in the credit agreement.

4.	DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – The Company has interest rate swaps utilized to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $17.3 million with a weighted average fixed rate of 3.9% at September 30, 2004. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were a liability of $0.2 million as of September 30, 2004 and are reflected as other long-term liabilities on the accompanying consolidated balance sheet.

5.	ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2004 (in thousands):

Accrued warranty costs at June 30, 2004	$ 1,190
Payments made for warranty and related costs	(873)
Accrual for product warranty	831

Accrued warranty costs at September 30, 2004	$ 1,148

6.	CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $230,000 and the remaining minimum payments are approximately $670,000 at September 30, 2004. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

7.	SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for (in thousands):

	Three Months Ended September 30,

	2004	2003

Interest	$278	$ 13
Income taxes	$ 68	$122

8.	SEGMENTS – The Company has operated in two reportable operating segments: (1) Furniture Products and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. The retail stores were closed in fiscal 2004. Accordingly, only results for the prior year quarter are shown below. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

Segment information for the three-month period ended September 30, 2003 was as follows (in thousands):

	Furniture Products	Retail Stores	Total

Net sales	$ 75,607	$ 1,250	$ 76,857
Operating income (loss)	2,966	(74)	2,892
Depreciation	1,162	26	1,188
Capital expenditures	1,333		1,333
Assets	163,584	1,267	164,851

9.	EARNINGS PER SHARE – Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 75,460 shares and 94,755 shares in the quarters ended September 30, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 3,759 shares of common stock were outstanding during the three months ended September 30, 2003, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. No options to purchase common stock were excluded in the computation of diluted earnings per share in the quarter ended September 30, 2004.

10.	COMPREHENSIVE INCOME – In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, the Company has elected to report comprehensive income in its Consolidated Statement of Changes in Shareholders’ Equity. For the three months ended September 30, 2004 and 2003, other comprehensive income (loss), net of tax, was approximately ($105,000) and ($50,000), respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of Flexsteel Industries, Inc. and Subsidiaries (the Company) should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

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

Use of estimates – the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, warranty costs, income taxes, and revenue recognition.

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

Inventories – the Company values inventory at the lower of cost or market. Raw steel, lumber and frame parts are valued on the last-in, first-out (LIFO) method. Other inventories are valued on the first-in, first-out (FIFO) method. Changes in the market conditions could require a write down of inventory.

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

Self-insurance programs – the Company is self-insured for health care and most workers’compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with up to a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2004 and 2003. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,

	2004	2003

Net sales	100.0%	100.0%
Cost of goods sold	(81.8)	(78.1)

Gross margin	18.2	21.9
Selling, general and administrative	(16.7)	(18.1)
Gain on sale of building	0.6

Operating income	2.1	3.8
Other income, net	(0.1)	0.2

Income before income taxes	2.0	4.0
Provision for income taxes	(0.8)	(1.6)

Net income	1.2%	2.4%

Historically, the pricing structure for DMI Furniture, Inc. (“DMI”) products has resulted in a lower gross margin than earned on Flexsteel products. However, DMI incurs lower selling, general and administrative expenses as a percent of net sales than Flexsteel. We expect that these relationships will continue in future periods. We will continue to focus our attention on integrating the operations of Flexsteel and DMI, utilizing the capabilities available and to take advantage of new manufacturing and marketing opportunities.

Results of Operations for the Quarter Ended September 30, 2004 vs. 2003

Net sales for the quarter ended September 30, 2004 were $97.9 million compared to the prior year quarter of $76.9 million, an increase of 27.3%. For the quarter ended September 30, 2004, residential net sales were $59.0 million, which includes $15.5 million of DMI. Excluding DMI, residential net sales decreased 8.7% from the prior year quarter. Recreational vehicle net sales were $21.8 million, an increase of 6.8%. Commercial net sales were $17.1 million, which includes $9.6 million of DMI. Excluding DMI, commercial net sales increased 31.2%. The overall increase in net sales reflects the inclusion of DMI net sales and continued growth for vehicle and commercial products offset by the decrease in net sales attributed to residential products.

Flexsteel acquired DMI in a business combination accounted for as a purchase as of September 17, 2003. The net sales and operating results being reported for the prior year quarter includes the net sales and operating results of DMI for the period September 18, 2003 through September 30, 2003. The net sales reported above include $25.1 million and $3.1 million of DMI for the fiscal year quarters ended September 30, 2004 and 2003, respectively.

Gross margin for the quarter ended September 30, 2004 was 18.2% compared to 21.9% in the prior year quarter. The decreased gross margin percentage reflects increased costs for materials, especially steel and component parts that have steel content, and petroleum related expenses, including poly foam and fuel related costs. The adverse impact on gross margin for the first quarter was approximately $1.1 million or 1.2% of net sales. In addition, DMI products have a lower gross margin due to a different customer base, further decreasing the Company’s overall gross margin percentage.

Selling, general and administrative expenses as a percentage of net sales were 16.7% and 18.1% for the current quarter and prior year quarter, respectively. The lower percentage of selling, general and administrative expenses in the current quarter is primarily due to the lower percentage of such costs related to DMI net sales and the discontinuation of the Company’s retail stores.

During the quarter ended September 30, 2004, the Company recorded a net gain (after tax) of $0.4 million or $0.06 per share on the sale of a building located in Elkhart, Indiana.

The effective tax rate was 39.5% in both the current and prior fiscal quarters.

The above factors resulted in current quarter net income of $1.2 million or $0.18 per share, compared to the prior year quarter of $1.9 million or $0.29 per share, a decrease of $0.7 million or $0.11 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital at September 30, 2004 was $88.3 million, which includes cash, cash equivalents and investments of $4.9 million. Working capital increased by $4.9 million from June 30, 2004 primarily due to an increase in inventories of $8.4 million and a decrease in trade receivables of $3.7 million. The increase in inventories reflects higher levels of finished goods, primarily from imported products.

Net cash (used in) provided by operating activities was ($1.8) million and $10.3 million in the quarters ended September 30, 2004 and 2003, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, trade receivables, inventories and accounts payable. The increase in inventories reflects higher levels of finished goods, primarily from imported products.

Capital expenditures were $1.0 million and $1.3 million during the first three months of fiscal 2005 and 2004, respectively. Current quarter expenditures were incurred primarily for manufacturing and delivery equipment. During the next nine months, it is anticipated that approximately $4.0 million will be used for additional manufacturing and delivery equipment. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

The Company has adequate cash, cash equivalents, short-term investments and credit arrangements to meet its operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.

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

As a result of these changes in the marketplace and world economy, the Company continues to believe that pursuit and refinement of its “blended” strategy is fundamentally sound, offering customers domestically manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers with varied price points, styles, and product categories. This blended focus on products allows the Company to provide a wide range of options to satisfy customer requirements. Additionally, management believes this strategy offers the Company the most financial and operational flexibility with which to respond to ever-changing market and regulatory conditions.

The Company believes that U.S. consumer confidence has been hampered by several uncertainties in the marketplace, including the upcoming U.S. presidential election, the war in Iraq, fluctuations in interest rates, and record high and unstable oil prices. The Company believes that this situation has caused consumers to postpone purchases of furniture. The Company expects these uncertainties will continue to have a negative impact on its results of operations through at least the end of the second fiscal quarter ending December 31, 2004. Due to current reduced residential sales levels, the Company has excess production capacity. The Company has initiated several actions in response to these factors, including review and potential adjustment to the Company’s selling prices, production capacity levels and cost control measures for inventories, capital assets, and selling, general and administrative expenses.

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

Foreign Currency Risk – During the three-month periods ended September 30, 2004 and 2003, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2004, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $120,000, assuming no change in the volume or composition of debt at September 30, 2004. The Company has effectively fixed the interest rates on approximately $17.3 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of September 30, 2004, the fair value of these swaps is a liability of approximately $0.2 million and is included in other liabilities.

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

Item 4.    Controls and Procedures

(a)     Evaluation of disclosure controls and procedures. Based on their evaluation as of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(b) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

The registrant filed the following reports on Form 8-K during the quarter ended September 30, 2004:

o	Press Release dated August 19, 2004 - Flexsteel Announces Fourth Quarter and Fiscal 2004 Operating Results

Exhibits:

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date: October 25, 2004	By:	/s/ R. J. Klosterman

R. J. Klosterman
Financial Vice President &
Principal Financial Officer