Form 10-Q
period 2004-12-31
FLEXSTEEL INDUSTRIES INC
filed 2005-02-09
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended December 31, 2004
or
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X. No     .

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2004	6,538,036

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	December 31, 2004	June 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$1,645,121	$2,476,521
Investments	1,026,394	1,271,417
Trade receivables - less allowance for doubtful accounts:
December 31, 2004, $3,250,000;
June 30, 2004, $2,820,000	47,060,771	48,169,780
Inventories	72,294,872	68,880,118
Deferred income taxes	3,780,000	3,760,000
Other	1,719,649	2,930,979

Total current assets	127,526,807	127,488,815
NON-CURRENT ASSETS:
Property, plant and equipment, net	29,025,492	30,326,505
Deferred income taxes	1,270,000	1,350,000
Other assets	10,730,368	10,353,391

TOTAL	$168,552,667	$169,518,711

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$13,524,368	$12,272,405
Notes payable	6,750,000	9,022,090
Accrued liabilities:
Payroll and related items	6,305,189	10,341,853
Insurance	6,316,359	6,428,709
Other	6,384,998	6,071,458

Total current liabilities	39,280,914	44,136,515
LONG-TERM LIABILITIES:
Long-term debt	19,400,000	17,583,336
Deferred compensation	5,090,577	5,023,604
Other liabilities	1,182,296	1,163,514

Total liabilities	64,953,787	67,906,969

SHAREHOLDERS' EQUITY:
Cumulative preferred stock - $50 par value;
authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value;
authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares;
outstanding December 31, 2004, 6,538,036 shares;
outstanding June 30, 2004, 6,494,228 shares	6,538,036	6,494,228
Additional paid-in capital	2,831,824	2,111,477
Retained earnings	93,657,243	92,552,045
Accumulated other comprehensive income	571,777	453,992

Total shareholders' equity	103,598,880	101,611,742

TOTAL	$168,552,667	$169,518,711

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

NET SALES	$105,050,826	$109,102,095	$202,906,383	$185,959,134
COST OF GOODS SOLD	(84,650,206)	(85,896,001)	(164,650,909)	(145,902,843)

GROSS MARGIN	20,400,620	23,206,094	38,255,474	40,056,291
SELLING, GENERAL AND
ADMINISTRATIVE	(17,670,182)	(18,370,257)	(34,010,070)	(32,328,336)
GAIN ON SALE OF FACILITY			608,613

OPERATING INCOME	2,730,438	4,835,837	4,854,017	7,727,955

OTHER INCOME (EXPENSE):
Interest and other income	161,000	301,389	294,686	523,505
Interest expense	(266,870)	(125,826)	(543,993)	(170,145)

Total	(105,870)	175,563	(249,307)	353,360

INCOME BEFORE INCOME TAXES	2,624,568	5,011,400	4,604,710	8,081,315
PROVISION FOR INCOME TAXES	(1,020,000)	(1,995,000)	(1,800,000)	(3,200,000)

NET INCOME	$1,604,568	$3,016,400	$2,804,710	$4,881,315

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	6,537,071	6,448,814	6,522,729	6,392,624

Diluted	6,617,606	6,520,575	6,600,727	6,475,882

EARNINGS PER SHARE OF COMMON
STOCK:
Basic	$0.25	$0.47	$0.43	$0.76

Diluted	$0.24	$0.46	$0.42	$0.75

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,

	2004	2003

OPERATING ACTIVITIES:
Net income	$2,804,710	$4,881,315
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,937,938	2,714,097
(Gain) loss on disposition of capital assets	(608,513)	214,425
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	1,109,010	(4,192,516)
Inventories	(3,414,754)	(1,353,309)
Other current assets	1,211,330	1,592,015
Other assets	(117,826)	(37,002)
Accounts payable - trade	1,251,964	8,175,152
Accrued liabilities	(3,157,983)	(3,588,944)
Other long-term liabilities	(22,790)	(257,792)
Deferred compensation	66,973	202,560
Deferred income taxes	60,000	29,000

Net cash provided by operating activities	2,120,059	8,379,001

INVESTING ACTIVITIES:
Purchases of investments	(206,274)	(2,911,848)
Proceeds from sales of investments	250,504	11,239,470
Payments received from customers on notes receivable		172,350
Proceeds from sale of capital assets	1,581,575	73,478
Capital expenditures	(2,508,987)	(3,168,662)
Acquisition of DMI Furniture, Inc., net of cash acquired		(19,322,174)

Net cash used in investing activities	(883,182)	(13,917,386)

FINANCING ACTIVITIES:
Repayment of borrowings	(19,971,176)	(8,360,829)
Proceeds from borrowings	19,515,749	3,684,571
Dividends paid	(1,693,817)	(835,817)
Proceeds from issuance of common stock	80,967	517,498

Net cash used in financing activities	(2,068,277)	(4,994,577)

Decrease in cash and cash equivalents	(831,400)	(10,532,962)
Cash and cash equivalents at beginning of period	2,476,521	12,811,385

Cash and cash equivalents at end of period	$1,645,121	$2,278,423

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2004

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2004, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC.

DESCRIPTION OF BUSINESS – The Company was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle, office, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring.

2.

INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $4,359,000 and $3,018,000 higher at December 31, 2004 and June 30, 2004, respectively. A comparison of inventories is as follows (in thousands):

	December 31, 2004	June 30, 2004

Raw materials	$20,370	$22,663
Work in process and finished parts	9,527	9,342
Finished goods	42,398	36,875

Total	$72,295	$68,880

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At December 31, 2004, outstanding borrowings consisted of the following (in thousands):

Current
$20.0 million working capital line of credit through June 29, 2005;
interest rate at LIBOR +0.75%; unsecured	$6,750
Long-Term
$20.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +0.75%; unsecured	19,400

Total	$26,150

The Company has lines of credit of $50.0 million with banks, borrowings at differing rates based on the date and type of financing utilized. The Company’s primary credit agreement provides for a $47.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $6.8 million was outstanding at December 31, 2004, with the interest rate selected by the Company at prime (5.25% at December 31, 2004) or LIBOR (2.42% at December 31, 2004) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime, none of which was outstanding at December 31, 2004. The short-term line of credit expires June 29, 2005. The long-term portion of the credit facility provides up to $20.0 million, of which $19.4 million was outstanding at December 31, 2004, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $7.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company also has a $3.0 million line of credit through October 1, 2005 at prime rate of interest less 0.50%. No amounts were outstanding against this line of credit at December 31, 2004. The Company has effectively fixed the interest rates at 3.9% on approximately $13.1 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital expenditures and disposals, all as defined in the financing agreements. At December 31, 2004, the Company was in compliance with all financial covenants contained in the credit agreement.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $13.1 million with a weighted average fixed rate of 3.9% at December 31, 2004. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were a liability of $0.1 million as of December 31, 2004 and are reflected as other long-term liabilities on the accompanying consolidated balance sheet.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2004 (in thousands):

Accrued warranty costs at June 30, 2004	$1,190
Payments made for warranty and related costs	(1,771)
Accrual for product warranty	1,721

Accrued warranty costs at December 31, 2004	$1,140

6.

STOCK OPTIONS – The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At December 31, 2004, 285,700 shares were available for future grants. The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 and SFAS No. 148, also see Note 12. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

Net income, as reported	$1,604,568	$3,016,400	$2,804,710	$4,881,315
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects	(301,000)	(427,000)	(301,000)	(427,000)

Pro forma net income	$1,303,568	$2,589,400	$2,503,710	$4,454,315

Earnings per share:
Basic – as reported	$0.25	$0.47	$0.43	$0.76
Basic – pro forma	0.20	0.40	0.38	0.70

Diluted – as reported	0.24	0.46	0.42	0.75
Diluted – pro forma	0.20	0.40	0.38	0.69

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005 and 2004, respectively; dividend yield of 3.15% and 2.7%; expected volatility of 24.4% and 25.8%; risk-free interest rates of 4.2% and 4.3%; and an expected life of 10 years on all options. In December 2004, options for 153,450 shares were issued at a weighted average exercise price of $16.49 per share. In December 2003, options for 159,500 shares were issued at a weighted average exercise price of $19.31 per share. The Company does not anticipate that additional options will be granted during fiscal 2005.

7.

CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $230,000 and the remaining minimum payments are approximately $620,000 at December 31, 2004. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

8.	SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for (in thousands):

	Six Months Ended December 31,

	2004	2003

Interest	$566	$497
Income taxes	$824	$3,113

9.

SEGMENTS – The Company has operated in two reportable operating segments: (1) Furniture Products and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. The retail stores were closed in fiscal 2004. Accordingly, only results for the prior year three-month and six-month periods are shown below. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

Segment information for the three-month period ended December 31, 2003 was as follows (in thousands):

	Furniture Products	Retail Stores	Total

Net sales	$108,130	$972	$109,102
Operating income (loss)	5,095	(259)	4,836
Depreciation	1,465	1	1,466
Capital expenditures	1,836		1,836

Segment information for the six-month period ended December 31, 2003 was as follows (in thousands):

	Furniture Products	Retail Stores	Total

Net sales	$183,737	$2,222	$185,959
Operating income (loss)	8,061	(333)	7,728
Depreciation	2,627	27	2,654
Capital expenditures	3,169		3,169
Assets	160,295		160,295

10.

EARNINGS PER SHARE – Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 80,535 shares and 71,761 shares in the quarters ended and 77,998 and 83,258 shares in the six months ended December 31, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 15,895 shares and 18,222 shares of common stock were outstanding during the six months ended December 31, 2004 and December 31, 2003, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11.

COMPREHENSIVE INCOME – In accordance with the provisions of SFAS No. 130, the Company has elected to report comprehensive income in its Consolidated Statement of Changes in Shareholders’ Equity. For the six months ended December 31, 2004 and 2003, other comprehensive income (loss), net of tax, was approximately $0.1 million and $0.3 million, respectively.

12.

ACCOUNTING DEVELOPMENTS – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The new standard will require the Company to expense employee stock options and other share-based payments. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 in fiscal year 2006 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 in fiscal year 2006 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not and is not expected to have a material impact on the Company’s financial position or results of operations.

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

Inventories – the Company values inventory at the lower of cost or market. Raw steel, lumber and frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Changes in the market conditions could require a write down of inventory.

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

Revenue recognition – the Company recognizes revenue upon delivery of product to customers. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer confirms our reasonable assurance of collectability. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The actual amounts for returns and allowances could differ from the estimated amounts. Shipping and handling costs are included in cost of goods sold.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and six months ended December 31, 2004 and 2003. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,

	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(80.6)	(78.7)	(81.1)	(78.5)

Gross margin	19.4	21.3	18.9	21.5
Selling, general and administrative	(16.8)	(16.9)	(16.8)	(17.4)
Gain on sale of facility			0.3

Operating income	2.6	4.4	2.4	4.1
Other income, net	(0.1)	0.2	(0.1)	0.2

Income before income taxes	2.5	4.6	2.3	4.3
Income tax expense	(1.0)	(1.8)	(0.9)	(1.7)

Net income	1.5%	2.8%	1.4%	2.6%

Results of Operations for the Quarter Ended December 31, 2004 vs. 2003

Net sales for the fiscal quarter ended December 31, 2004 were $105.0 million compared to the prior year quarter of $109.1 million, a decrease of 3.7%. Residential net sales were $70.6 million, compared to $75.8 million, a decrease of 6.9% from the prior year quarter. Recreational vehicle net sales were $18.9 million, compared to $20.0 million, a decrease of 5.4% from the prior year quarter. Commercial net sales were $15.5 million, compared to $13.3 million in the prior year quarter, an increase of 16.8%.

Gross margin for the quarter ended December 31, 2004 was 19.4% compared to 21.3% in the prior year quarter. The decreased gross margin percentage reflects increased costs for materials, especially steel and component parts that have steel content, and petroleum related expenses, including poly foam and fuel. The adverse impact of the aforementioned factors on gross margin for the second quarter was approximately $0.9 million or 0.8% of net sales.

Selling, general and administrative expenses as a percentage of net sales were 16.8% and 16.9% for the current quarter and prior year quarter, respectively.

The effective tax rate was 38.9% and 39.8% in the current and prior fiscal quarters, respectively.

The above factors resulted in current quarter net income of $1.6 million or $0.24 per share, compared to the prior year quarter of $3.0 million or $0.46 per share, a decrease of $1.4 million or $0.22 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2004 vs. 2003

Net sales for the six months ended December 31, 2004 were $202.9 million compared to $186.0 million in the prior year six months, an increase of 9.1%. Flexsteel acquired DMI Furniture, Inc. (DMI) in a business combination accounted for as a purchase as of September 17, 2003. The net sales and operating results being reported for the prior year includes the net sales and operating results of DMI for the period September 18, 2003 through December 31, 2003. The net sales reported above include $58.0 million and $35.2 million of DMI for the six months ended December 31, 2004 and 2003, respectively.

Gross margin decreased $1.8 million to $38.3 million or 18.9% of sales in the current period from $40.1 million or 21.5% of sales in the prior year period. Lower gross margin percentage in the current period reflects increased costs of approximately $2.0 million or 1.0% of net sales, for steel and component parts that have steel content and petroleum related items including fuel and poly foam.

Selling, general and administrative expenses as a percentage of sales were 16.8% and 17.4% for the current year and prior year, respectively. The decrease in the percentage of selling, general and administrative expenses on a fiscal year-to-date basis is primarily due to the discontinuation of the Company’s retail stores.

During the first quarter of fiscal 2004, the Company recorded a gain on the sale of a former manufacturing facility of $0.6 million.

The effective tax rate was 39.1% and 39.6% in the current and prior six-month period, respectively.

The above factors resulted in current fiscal year to date net income of $2.8 million or $0.42 per share compared to $4.9 million or $0.75 per share in the prior year period, a decrease of $2.1 million or $0.33 per share from the prior year six-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2004 was $88.2 million, which includes cash, cash equivalents and investments of $2.7 million. Working capital increased by $4.9 million from June 30, 2004 with operations generating $3.1 million and an increase in long-term borrowings of $1.8 million.

Net cash provided by operating activities was $2.1 million and $8.4 million in the six months ended December 31 2004 and 2003, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, inventories and notes payable. The increase in inventories reflects higher levels of finished goods, primarily from imported products. In addition, current fiscal year cash flows from operations were impacted by a decrease in accrued payroll and related items due to incentive payments and other timing differences.

Capital expenditures were $2.5 million and $3.2 million during the first six months of fiscal 2005 and 2004, respectively. Current quarter expenditures were incurred primarily for manufacturing and delivery equipment. During the next six months, it is anticipated that approximately $2.0 million will be used for additional manufacturing equipment. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

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

Outlook

Margin pressures that started near the end of calendar year 2003 have continued throughout 2004. The cost of steel and component parts that have steel content and petroleum related items, including fuel and poly foam, have remained high or have continued to increase in cost. The Company initiated actions during the fourth quarter of fiscal year 2004 and first quarter of fiscal year 2005 in response to these cost increases. These actions included a review of the Company’s selling prices, margins and production capacity levels resulting in selected price increases and implementation of cost control measures for inventories and capital assets. These actions have contributed to an improved gross margin for the second quarter when compared to the first quarter of the current fiscal year. At the same time, many furniture manufacturers, including Flexsteel, are dealing with competition and pricing pressures from imported products.

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

The uncertainties in the national and international economic and political fronts appear to have the U. S. consumers taking a wait and see attitude toward furniture purchases. The Company anticipates that these trends may continue through the remainder of the fiscal year. Due to current reduced residential sales levels, the Company has excess production capacity. The Company will continue its initiatives, including review and potential adjustment to the Company’s selling prices, production capacity levels and cost control measures for inventories, capital assets, and selling, general and administrative expenses.

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

Foreign Currency Risk – During the six-month periods ended December 31, 2004 and 2003, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2004, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $130,000, assuming no change in the volume or composition of debt at December 31, 2004. The Company has effectively fixed the interest rates on approximately $13.1 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of December 31, 2004, the fair value of these swaps is a liability of approximately $0.1 million and is included in other liabilities.

Tariffs – The Company has exposure to actions by governments, including tariffs. A petition filed by the American Furniture Manufacturers Committee of Legal Trade in October 2003 resulted in tariffs on wooden bedroom furniture manufactured in the People’s Republic of China ranging from 0% to 198.1%. These tariffs are subject to annual review by the U.S. Department of Commence. The tariffs are applied at differing rates to the various manufacturers supplying products to the Company ranging from 0% to 8.6%. The Company is reviewing alternate sources of product supply to minimize the impact of the tariffs. The tariff applies to less than 6% of the Company’s net sales.

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

Statements, including those in this report, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions, the product mix of sales, the cost of raw materials, foreign currency valuations, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 14, 2004, Proposals 1and 2 set forth in the Board of Directors’ definitive Proxy Statement dated November 10, 2004 were approved and adopted by the stockholders as follows:

Proposal 1 (Election of Directors): Jeffrey T. Bertsch: For 5,815,128, Withheld 105,836, Abstentions and Broker Non-votes 33,767. Lynn J. Davis: For 5,920,217 Withheld 747, Abstentions and Broker Non-votes 33,767. Eric S. Rangen: For 5,835,217, Withheld 85,747, Abstentions and Broker Non-votes 33,767. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Jeffrey T. Bertsch, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, James R. Richardson, Patrick M. Crahan, Robert E. Deignan and Eric S. Rangen.

Proposal 2 (Appointment of Deloitte & Touche LLP as Independent Auditors): For: 5,914,565, Against: 29,963, and Abstain: 10,203.

Item 5. Other Information

The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2004:

•	Press Release dated October 20, 2004 – Flexsteel Announces First Quarter Operating Results

•	Press Release dated December 16, 2004 – Flexsteel Expands Executive Committee

Item 6. Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned officer thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date: February 9, 2005	By:	/s/ R. J. Klosterman

R. J. Klosterman
Financial Vice President &
Principal Financial Officer