Form 10-Q
period 2005-03-31
FLEXSTEEL INDUSTRIES INC
filed 2005-04-25
CIK 37472

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended March 31, 2005

or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from           to

Commission file number 0-5151

Incorporated in State of Minnesota           I.R.S. Identification No. 42-0442319

FLEXSTEEL INDUSTRIES, INC.
P.O. BOX 877
DUBUQUE, IOWA 52004-0877

Area code 563 Telephone 556-7730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     X   .   No          .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     X   .   No          .

Common Stock — $1.00 Par Value
Shares Outstanding as of March 31, 2005                                                                                                                                                      6,539,079

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2005	June 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$3,223,971	$2,476,521
Investments	1,389,950	1,271,417
Trade receivables – less allowance for doubtful accounts:
March 31, 2005, $3,240,000;
June 30, 2004, $2,820,000	41,989,996	48,169,780
Inventories	67,087,319	68,880,118
Deferred income taxes	4,390,000	3,760,000
Other	1,800,107	2,930,979

Total current assets	119,881,343	127,488,815
NON-CURRENT ASSETS:
Property, plant and equipment, net	26,878,481	30,326,505
Deferred income taxes	1,490,000	1,350,000
Other assets	11,239,288	10,353,391

TOTAL	$159,489,112	$169,518,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$10,906,919	$12,272,405
Notes payable		9,022,090
Accrued liabilities:
Payroll and related items	7,709,733	10,341,853
Insurance	7,437,678	6,428,709
Other	5,652,839	6,071,458

Total current liabilities	31,707,169	44,136,515
LONG-TERM LIABILITIES:
Long-term debt	17,000,000	17,583,336
Deferred compensation	5,149,259	5,023,604
Other liabilities	1,041,537	1,163,514

Total liabilities	54,897,965	67,906,969

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value;
authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value;
authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding March 31, 2005, 6,539,079 shares;
outstanding June 30, 2004, 6,494,228 shares	6,539,079	6,494,228
Additional paid-in capital	2,924,835	2,111,477
Retained earnings	94,506,821	92,552,045
Accumulated other comprehensive income	620,412	453,992

Total shareholders’ equity	104,591,147	101,611,742

TOTAL	$159,489,112	$169,518,711

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
NET SALES	$101,348,058	$106,964,330	$304,254,441	$292,923,464
COST OF GOODS SOLD	(83,175,515)	(85,769,751)	(247,826,424)	(231,672,594)

GROSS MARGIN	18,172,543	21,194,579	56,428,017	61,250,870
SELLING, GENERAL AND
ADMINISTRATIVE	(16,627,533)	(16,990,730)	(50,637,603)	(49,319,065)
GAIN ON SALE OF FACILITIES	200,409		809,022

OPERATING INCOME	1,745,419	4,203,849	6,599,436	11,931,805

OTHER INCOME (EXPENSE):
Interest and other income	141,687	199,697	436,373	723,202
Interest expense	(247,448)	(214,583)	(791,441)	(384,729)

Total	(105,761)	(14,886)	(355,068)	338,473

INCOME BEFORE INCOME TAXES	1,639,658	4,188,963	6,244,368	12,270,278
BENEFIT FROM (PROVISION FOR)
INCOME TAXES	60,000	(1,650,000)	(1,740,000)	(4,850,000)

NET INCOME	$1,699,658	$2,538,963	$4,504,368	$7,420,278

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	6,539,079	6,484,444	6,528,179	6,423,214

Diluted	6,606,997	6,565,220	6,602,816	6,505,645

EARNINGS PER SHARE OF COMMON
STOCK:
Basic	$0.26	$0.39	$0.69	$1.16

Diluted	$0.26	$0.39	$0.68	$1.14

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,504,368	$7,420,278
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,381,188	4,157,328
Restructuring charge reversal		190,996
(Gain) loss on disposition of capital assets	(852,838)	167,769
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	6,179,784	(2,333,714)
Inventories	1,792,799	(1,115,267)
Other current assets	1,130,873	1,792,875
Other assets	(776,944)	(162,288)
Accounts payable – trade	(1,365,486)	4,329,546
Accrued liabilities	(674,413)	(3,001,359)
Other long-term liabilities	(65,143)	(40,000)
Deferred compensation	125,655	296,603
Deferred income taxes	(770,000)	799,000

Net cash provided by operating activities	13,609,843	12,501,767

INVESTING ACTIVITIES:
Purchases of investments	(679,204)	(4,101,262)
Proceeds from sales of investments	418,605	11,813,309
Payments received from customers on notes receivable		350,371
Proceeds from sale of capital assets	2,087,208	120,539
Capital expenditures	(2,714,835)	(5,369,956)
Acquisition of DMI Furniture, Inc., net of cash acquired		(19,322,174)

Net cash used in investing activities	(888,226)	(16,509,173)

FINANCING ACTIVITIES:
Repayment of borrowings	(33,392,554)	(15,299,564)
Proceeds from borrowings	23,787,127	9,992,003
Dividends paid	(2,543,762)	(1,678,291)
Proceeds from issuance of common stock	175,022	554,521

Net cash used in financing activities	(11,974,167)	(6,431,331)

Decrease in cash and cash equivalents	747,450	(10,438,737)
Cash and cash equivalents at beginning of period	2,476,521	12,811,385

Cash and cash equivalents at end of period	$3,223,971	$2,372,648

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2005

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2004, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC.

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

2.	INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $4,351,000 and $3,018,000 higher at March 31, 2005 and June 30, 2004, respectively. A comparison of inventories is as follows (in thousands):

	March 31, 2005	June 30, 2004
Raw materials	$19,018	$22,663
Work in process and finished parts	8,989	9,342
Finished goods	39,080	36,875

Total	$67,087	$68,880

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At March 31, 2005, outstanding borrowings consisted of the following (in thousands):

Current
$20.0 million working capital line of credit through June 29, 2005;
interest rate at LIBOR +0.75%; unsecured	$—
Long-Term
$20.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +0.75%; unsecured	17,000

Total	$17,000

The Company has lines of credit of $50.0 million with banks with borrowings at differing rates based on the date and type of financing utilized. The Company’s primary credit agreement provides for a $47.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which none was outstanding at March 31, 2005, with the interest rate selected by the Company at prime (5.75% at March 31, 2005) or LIBOR (2.85% at March 31, 2005) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime, none of which was outstanding at March 31, 2005. The short-term line of credit expires June 29, 2005. The long-term portion of the credit facility provides up to $20.0 million, of which $17.0 million was outstanding at March 31, 2005, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $7.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily. The Company also has a $3.0 million line of credit through October 1, 2005 at prime rate of interest less 0.50%. No amounts were outstanding against this line of credit at March 31, 2005. The Company has effectively fixed the interest rates at 3.9% on approximately $12.8 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital expenditures and disposals, all as defined in the financing agreements. At March 31, 2005, the Company was in compliance with all financial covenants contained in the credit agreement.

4.	DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $12.8 million with a weighted average fixed rate of 3.9% at March 31, 2005. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $0.1 million as of March 31, 2005 and are reflected as non-current other assets on the accompanying consolidated balance sheet.

5.	ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2005 (in thousands):

Accrued warranty costs at June 30, 2004	$1,190
Payments made for warranty and related costs	(2,651)
Accrual for product warranty	2,606

Accrued warranty costs at March 31, 2005	$1,145

6.	STOCK OPTIONS – The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At March 31, 2005, 285,700 shares were available for future grants. The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 and SFAS No. 148. Also see Note 12. Accordingly, no compensation cost has been recognized for its stock option plans. Had the compensation cost for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income, as reported	$1,699,658	$2,538,963	$4,504,368	$7,420,278
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects			(301,000)	(427,000)

Pro forma net income	$1,699,658	$2,538,963	$4,203,368	$6,993,278

Earnings per share:
Basic – as reported	$0.26	$0.39	$0.69	$1.16
Basic – pro forma	0.26	0.39	0.64	1.09

Diluted – as reported	$0.26	$0.39	$0.68	$1.14
Diluted – pro forma	0.26	0.39	0.64	1.07

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005 and 2004, respectively; dividend yield of 3.2% and 2.7%; expected volatility of 24.4% and 25.8%; risk-free interest rates of 4.2% and 4.3%; and an expected life of 10 years on all options. In December 2004, options for 153,450 shares were issued at a weighted average exercise price of $16.49 per share. In December 2003, options for 159,500 shares were issued at a weighted average exercise price of $19.31 per share. The Company does not anticipate that additional options will be granted during fiscal 2005.

7.	CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $230,000 and the remaining minimum payments are approximately $560,000 at March 31, 2005. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

8.	SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for (in thousands):

	Nine Months Ended March 31,
	2005	2004
Interest	$791	$792
Income taxes	$1,284	$4,585

9.	SEGMENTS – The Company has operated in two reportable operating segments: (1) Furniture Products and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. The retail stores were closed in November 2003. Accordingly, only results for the prior year nine-month period are shown below. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

Segment operating income is based on profit or loss from operations before interest income and expense, other income and income taxes.

Segment information for the nine-month period ended March 31, 2004 was as follows (in thousands):

	Furniture Products	Retail Stores	Total
Net sales	$290,701	$2,222	$292,923
Operating income (loss)	12,265	(333)	11,932
Depreciation	4,131	26	4,157
Capital expenditures	5,370		5,370
Assets	158,516		158,516

10.	EARNINGS PER SHARE – Basic earnings per share of common stock is based on the weighted average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 67,918 shares and 80,776 shares in the quarters ended and 74,637 and 82,431 shares in the nine months ended March 31, 2005 and 2004, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 147,895 shares and 1,432 shares of common stock were outstanding during the three and nine months ended March 31, 2005 and March 31, 2004, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

11.	COMPREHENSIVE INCOME – In accordance with the provisions of SFAS No. 130, the Company has elected to report comprehensive income in its Consolidated Statement of Changes in Shareholders’ Equity. For the nine months ended March 31, 2005 and 2004, other comprehensive income, net of tax, was approximately $166,000 and $154,000, respectively.

12.	ACCOUNTING DEVELOPMENTS – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for the Company in fiscal 2006. The new standard will require the Company to expense employee stock options and other share-based payments. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 in fiscal 2006 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 in fiscal 2006 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB staff issued FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of Statement 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with Statement 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not had a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the future effects of the FSP.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and nine months ended March 31, 2005 and 2004. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(82.1)	(80.2)	(81.5)	(79.1)

Gross margin	17.9	19.8	18.5	20.9
Selling, general and administrative	(16.4)	(15.9)	(16.6)	(16.8)
Gain on sale of facilities	0.2		0.3

Operating income	1.7	3.9	2.2	4.1
Other income, net	(0.1)	0.0	(0.1)	0.1

Income before income taxes	1.6	3.9	2.1	4.2
Income tax benefit (expense)	0.1	(1.5)	(0.6)	(1.7)

Net income	1.7%	2.4%	1.5%	2.5%

Results of Operations for the Quarter Ended March 31, 2005 vs. 2004

Net sales for the quarter ended March 31, 2005 were $101.3 million compared to the prior year quarter of $107.0 million, a decrease of 5.3%. Residential net sales were $64.6 million, compared to $68.2 million, a decrease of 5.2% from the prior year quarter. Recreational vehicle net sales were $19.8 million, compared to $22.0 million, a decrease of 10.2% from the prior year quarter. Commercial net sales were $17.0 million, compared to $16.8 million in the prior year quarter, an increase of 0.9%.

Gross margin for the quarter ended March 31, 2005 was 17.9% compared to 19.8% in the prior year quarter. The decreased gross margin percentage reflects increased costs for materials, especially steel and component parts that have steel content, poly foam and fuel. The adverse impact of the aforementioned factors on gross margin for the third quarter was approximately $1.3 million or 1.2% of net sales.

Selling, general and administrative expenses as a percentage of net sales were 16.4% and 15.9% for the current quarter and prior year quarter, respectively.

During the quarter ended March 31, 2005, the Company sold a former manufacturing facility for $0.5 million and recorded a pre-tax gain of $0.2 million.

During the quarter ended March 31, 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable results, the Company has reviewed and reduced its estimate of accrued tax liabilities resulting in a $0.7 million reduction in the tax expense during the quarter resulting in an effective income tax rate of (3.7%) compared to 39.4% in the prior fiscal quarter.

The above factors resulted in current quarter net income of $1.7 million or $0.26 per share, compared to the prior year quarter of $2.5 million or $0.39 per share, a decrease of $0.8 million or $0.13 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2005 vs. 2004

Net sales for the nine months ended March 31, 2005 were $304.3 million compared to $292.9 million in the prior year nine months, an increase of 3.9%. The net sales and operating results being reported for the prior year include net sales and operating results for DMI Furniture, Inc. (DMI) for the period September 18, 2003 (date of acquisition) through March 31, 2004. DMI net sales included above were $87.4 million and $63.0 million for the nine months ended March 31, 2005 and 2004, respectively.

For the nine months ended March 31, 2005, residential net sales were $194.2 million, an increase of 0.4% from the nine months ended March 31, 2004. Recreational vehicle net sales were $60.5 million, a decrease of 3.1% from the nine months ended March 31, 2004. Commercial net sales were $49.6 million, an increase of 33.4% from the nine months ended March 31, 2004. The increase in net sales reflects improved industry performance for commercial products in addition to the inclusion of DMI net sales for the entire nine months in fiscal 2005.

Gross margin decreased $4.8 million to $56.4 million or 18.5% of sales in the current period from $61.3 million or 20.9% of sales in the prior year period. Lower gross margin percentage in the current period reflects increased costs of approximately $3.8 million or 1.3% of net sales, for steel and component parts that have steel content and petroleum related items including fuel and poly foam.

Selling, general and administrative expenses as a percentage of sales were 16.6% and 16.8% for the current year and prior year, respectively.

The Company has sold former manufacturing facilities during the nine-month period ended March 31, 2005 for a total of $2.0 million and has recorded pre-tax gains of $0.8 million.

During the quarter ended March 31, 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable results, the Company has reviewed and reduced its estimated accrued tax liabilities by $0.7 million. This resulted in a significant one-time reduction in the effective tax rate. The effective income tax rate was 27.9% and 39.5% in the nine months ended March 31, 2005 and 2004, respectively. The Company expects that the effective income tax rate for its fourth fiscal quarter will be approximately 37%.

The above factors resulted in current fiscal year to date net income of $4.5 million or $0.68 per share compared to $7.4 million or $1.14 per share in the prior year period, a decrease of $2.9 million or $0.46 per share from the prior year nine-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2005 was $88.2 million, which includes cash, cash equivalents and investments of $4.6 million. Working capital increased by $4.8 million from June 30, 2004. Current assets declined $7.6 million. Accounts receivable declined $6.2 million with the decrease in net sales. Inventories declined $1.8 million as a result of lower manufacturing levels. Current liabilities decreased $12.4 million. Accounts payable declined $1.4 million while lower inventory purchases and the decrease in accounts receivable and inventory allowed for a reduction in current notes payable of $9.0 million.

Net cash provided by operating activities was $13.6 million and $12.5 million in the nine months ended March 31, 2005 and 2004, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, accounts receivable, inventories and notes payable. In addition, current fiscal year cash flows from operations were impacted by a decrease in accrued payroll and related items due to incentive payments and other timing differences.

Capital expenditures were $2.7 million and $5.4 million during the first nine months of fiscal 2005 and 2004, respectively. Current fiscal year-to-date expenditures were incurred primarily for manufacturing and delivery equipment. During the next three months, it is anticipated that less than $1.0 million will be used for the acquisition of capital assets. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

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

Outlook

On a fiscal year-to-date basis, residential net sales have been weaker than anticipated and we expect that this softness will continue for the remainder of the fiscal year. Net sales of vehicle seating have fallen off as several manufacturers of recreational vehicles adjust inventory levels of finished units. We expect only a modest improvement in vehicle seating sales beginning in late May or early June as manufacturers begin the new model year production. The current volatility and high cost of fuel may dampen the favorable demographics that currently exist within the vehicle seating industry. An improved business environment has led to increased sales of office products, and increased hotel renovation activity has led to improved sales in the hospitality sector. The Company anticipates growth in net sales of commercial office and hospitality products to continue through the remainder of 2005.

Margin pressures that started near the end of calendar year 2003 have continued through our third fiscal quarter and we expect these pressures to continue through the remainder of calendar year 2005. The cost of steel and component parts that have steel content leveled somewhat during the fiscal quarter ended March 31, 2005. However, the leveling of steel prices is at relatively high historical cost per pound as it relates to product cost. The cost of fuel and poly foam continued to increase during the quarter ended March 31, 2005. We anticipate that petroleum prices will remain volatile and at record or near record levels for the remainder of calendar year 2005 resulting in increasing costs in our fourth fiscal quarter and the first half of fiscal year 2006.

The Company continues to take actions to address the above concerns including: new product introductions, refining existing product offerings, adjusting selling and delivery prices, adjusting production levels and implementing cost control measures for inventory and capital expenditures. These actions occur regularly regardless of operating performance, but will continue to receive additional attention under current business conditions. We continue to believe that our strategy of providing furniture from a wide selection of domestically manufactured and imported products is sound business practice and will continue.

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

Foreign Currency Risk – During the nine-month periods ended March 31, 2005 and 2004, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $40,000, assuming no change in the volume or composition of debt at March 31, 2005. The Company has effectively fixed the interest rates on approximately $12.8 million of its long-term debt through the use of interest rate swaps at 3.9%, and the above estimated earnings reduction takes these swaps into account. As of March 31, 2005, the fair value of these swaps is an asset of approximately $0.1 million and is included in non-current other assets.

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

PART II   OTHER INFORMATION

Item 5.   Other Information

The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2005:

  Press Release dated February 7, 2005 – Flexsteel Announces Second Quarter and Year-To-Date Operating Results

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

FLEXSTEEL INDUSTRIES, INC.

Date: April 25, 2005	By:	/S/ R. J. Klosterman

R. J. Klosterman
Financial Vice President &
Principal Financial Officer