Form 10-K
period 2005-06-30
FLEXSTEEL INDUSTRIES INC
filed 2005-08-30
CIK 37472

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended June 30, 2005
or
☐    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________ to _______________
Commission file number 0-5151

___________________________________________________

FLEXSTEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	42-0442319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 877, Dubuque, Iowa	52004-0877
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (563) 556-7730

___________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
NASDAQ

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $1.00 Par Value
(Title of Class)

___________________________________________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒      No  ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐      No  ☒

        State the aggregate market value of the voting stock held by non-affiliates of the registrant as of August 19, 2005, which is within 60 days prior to the date of filing:

Common Stock, Par Value $1.00 Per Share: $55,843,831

        Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of August 19, 2005:

Class	Shares Outstanding

Common Stock, $1.00 Par Value	6,542,706 Shares

DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2005 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

PART I

Item 1.     Business

General

        Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s primary business is the design, manufacture and sale of a broad line of quality upholstered furniture for residential, commercial, and recreational vehicle seating use. Product offerings include a wide variety of wood and upholstered furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in-seat spring. The Company primarily distributes its products throughout the United States through the Company’s sales force to furniture dealers, department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

        The Company has two wholly-owned subsidiaries: (1) Desert Dreams, Inc., which owns and leases a commercial building to an unrelated entity, and (2) DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, which is a Louisville, Kentucky-based, vertically integrated manufacturer, importer and marketer of residential and commercial office furniture with four manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. A third wholly-owned subsidiary, Four Seasons, Inc., operated retail furniture stores until their closure in November 2003.

        During fiscal 2004 and 2003, the Company operated in two reportable operating segments: (1) Furniture Products (formerly known as Seating Products) and (2) Retail Stores. The Furniture Products segment involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Retail Stores segment involved the operation of retail furniture stores that offered the Company’s residential products for sale directly to consumers. The retail operations were discontinued in November 2003. No single customer accounted for more than 10% of sales in either of the Company’s two segments.

        The Company’s furniture products have three primary areas of application — residential, recreational vehicle and commercial. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,

	2005	2004	2003

Residential	$261,900	$266,300	$194,000

Recreational Vehicle	78,800	85,400	75,600

Commercial	69,300	49,500	22,400

	$410,000	$401,200	$292,000

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

Foreign Operations

        The Company makes minimal export sales. The Company has no foreign manufacturing operations. At June 30, 2005, the Company had approximately 100 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog

        The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2005	June 30, 2004	June 30, 2003
$ 48,600*	$ 44,700	$ 29,100

*This entire amount is expected to be filled in the fiscal year ending June 30, 2006.

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

Industry Factors

        The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products.

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

        Furniture products are designed by the Company’s own design staff and through the services of independent designers. New models and designs of furniture, as well as new fabrics, are introduced continuously. In the last three fiscal years, these design activities involved the following expenditures (in thousands):

Fiscal Year Ended June 30,	Expenditures

2005	$2,990
2004	$2,880
2003	$2,660

Competition

        The furniture industry is highly competitive. There are numerous furniture manufactures and importers in the United States. Although the Company is one of the largest manufacturers of furniture in the United States, according to the Company’s best information, it manufactures and sells less than 2% of the furniture sold in the United States. The Company’s principal method of meeting competition is by emphasizing its product performance.

Employees

        The Company had approximately 2,400, 2,600 and 2,300 employees as of June 30, 2005, 2004 and 2003, respectively, including approximately 870 employees that are covered by collective bargaining agreements at June 30, 2005. Management believes it has good relations with employees.

Item 2. Properties

        The Company owns the following facilities:

Location	Approximate Size (square feet)	Principal Operations

Dubuque, Iowa	853,000	Upholstered Furniture - Recreational Vehicle -
		Metal Working and Corporate Offices
Lancaster, Pennsylvania	216,000	Upholstered Furniture
Riverside, California	236,000	Upholstered Furniture - Recreational Vehicle
Dublin, Georgia	300,000	Upholstered Furniture
Harrison, Arkansas	221,000	Upholstered Furniture - Woodworking
Starkville, Mississippi	349,000	Upholstered Furniture - Woodworking
New Paris, Indiana	168,000	Recreational Vehicle - Metal Working
Huntingburg, Indiana	612,000	Case Goods Production and Assembly -
		Woodworking - Warehouse
Ferdinand, Indiana	47,000	Woodworking

        The Company leases the following facilities:

Location	Approximate Size (square feet)	Principal Operations

Riverside, California	30,000	Warehouse and Distribution
Vancouver, Washington	16,000	Warehouse and Distribution
Louisville, Kentucky	11,000	Corporate Offices
Ferdinand, Indiana	57,000	Warehouse and Distribution
Jasper, Indiana	123,000	Warehouse and Distribution

        The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. Management believes there is adequate production capacity at the Company’s facilities to meet present market demands.

        The Company leases showrooms for displaying its products in the furniture marts in High Point, North Carolina and Las Vegas, Nevada.

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

Item 4. Submission of Matters to a Vote of Security Holders

        During the quarter ended June 30, 2005 no matter was submitted to a vote of security holders.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

        The NASDAQ National Market System is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low	Fiscal 2005	Fiscal 2004

First Quarter	$23.50	$17.54	$20.59	$16.20	$0.13	$0.13
Second Quarter	18.50	16.00	22.89	17.99	0.13	0.13
Third Quarter	17.99	15.02	23.53	19.75	0.13	0.13
Fourth Quarter	16.78	13.65	24.35	19.85	0.13	0.13

        * Reflects the market price as quoted by the National Association of Securities Dealers, Inc.

        The Company estimates there were approximately 1,800 and 2,000 holders of common stock of the Company as of June 30, 2005 and 2004, respectively.

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

Item 6. Selected Financial Data

Five-Year Review

(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,

	2005	2004 (2)	2003	2002	2001

SUMMARY OF OPERATIONS
Net sales	$410,023	$401,222	$291,977	$279,671	$284,773
Cost of goods sold	333,170	318,047	226,438	218,151	224,352
Operating income	9,066	16,602	13,284	8,129	6,238
Interest and other income	628	977	1,084	1,052	1,063
Interest expense	990	839	127	22	26
Income before income taxes	8,704	16,740	14,241	9,160	7,274
Provision for income taxes	2,660	6,610	5,950	3,500	2,680
Net income (1) (3) (4)	6,044	10,130	8,291	5,660	4,594
Earnings per common share: (1) (3) (4)
Basic	0.93	1.57	1.33	0.93	0.75
Diluted	0.92	1.55	1.30	0.92	0.74
Cash dividends per common share	$0.52	$0.52	$0.52	$0.52	$0.52

STATISTICAL SUMMARY
Average common shares outstanding:
Basic	6,531	6,440	6,255	6,095	6,108
Diluted	6,601	6,530	6,367	6,159	6,174
Total assets	166,658	169,519	120,700	119,159	110,294
Property, plant and equipment, net	26,141	30,327	20,378	20,558	24,554
Capital expenditures	3,347	6,030	5,100	1,100	2,817
Long-term debt	12,800	17,583
Working capital	85,388	83,352	67,666	62,228	55,402
Shareholders' equity	$104,798	$101,612	$93,753	$87,717	$85,062

SELECTED RATIOS
Net income as percent of sales	1.5%	2.5%	2.8%	2.0%	1.6%
Current ratio	3.0 to 1	2.9 to 1	4.0 to 1	3.3 to 1	3.6 to 1
Return on ending shareholders' equity	5.8%	10.0%	8.8%	6.5%	5.4%
Return on beginning shareholders' equity	6.0%	10.8%	9.5%	6.7%	5.4%
Average number of employees	2,440	2,610	2,320	2,260	2,410

(1)	Fiscal 2005 net income and per share amounts reflect a net gain (after tax) on the sale of facilities of approximately $0.5 million or $0.08 per share.

(2)	The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase on September 17, 2003. The amounts herein include the operations of DMI since that date.

(3)	Fiscal 2003 net income and per share amounts reflect a net gain (after tax) on the sale of land of approximately $0.2 million or $0.04 per share.

(4)	Fiscal 2002 net income and per share amounts reflect a net loss (after tax) related to restructuring costs of approximately $1.3 million or $0.21 per share.

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

Use of estimates – the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, warranty costs and income taxes.

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

Revenue recognition – is upon delivery of product to our customer. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment”, which amends SFAS No. 123 and will be effective for the Company in fiscal 2006. The new standard will require the Company to expense employee stock options and other share-based payments. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for the Company in fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) Financial Accounting Standard No. 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not had a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the future effects of the FSP.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the years ended June 30, 2005, 2004 and 2003. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,

	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(81.3)	(79.3)	(77.6)

Gross margin	18.7	20.7	22.4
Selling, general and administrative	(16.7)	(16.6)	(18.0)
Gain on sale of facilities	0.2	—	0.1

Operating income	2.2	4.1	4.5
Other (expense) income, net	(0.1)	—	0.3

Income before income taxes	2.1	4.1	4.8
Provision for income taxes	(0.6)	(1.6)	(2.0)

Net income	1.5%	2.5%	2.8%

Fiscal 2005 Compared to Fiscal 2004

The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase as of September 17, 2003. The accompanying discussion of results of operations includes the operations of DMI for the period September 18, 2003 through June 30, 2005.

Net sales for fiscal 2005 increased by $8.8 million or 2.2% compared to fiscal 2004. Residential net sales decreased $4.4 million or 1.6%. Recreational vehicle net sales decreased $6.6 million or 7.7%. Commercial net sales increased $19.7 million or 39.8%. The increase in net sales reflects improved industry performance for commercial products in addition to the inclusion of DMI net sales for the entire fiscal year.

Gross margin decreased $6.3 million to $76.9 million, or 18.7% of net sales, in fiscal 2005, from $83.2 million, or 20.7% of net sales in fiscal 2004. The decreased gross margin percentage in fiscal 2005 reflects increased costs for steel and component parts that have steel content. Costs were also higher for petroleum products and poly foam. The cost of these materials has increased faster than the Company has been able to pass these costs onto consumers through higher selling prices. During fiscal 2005 the quantities of LIFO inventory (steel and lumber) were reduced, resulting in a favorable impact on gross margin of 0.3%.

Selling, general and administrative expenses as a percentage of sales were 16.7% and 16.6% for fiscal 2005 and 2004, respectively. During fiscal 2005, the Company incurred costs in excess of $0.4 million, including approximately 5,700 employee hours related to planning, documenting and performing testing and walkthroughs of internal controls over accounting and information systems in preparation for the fiscal 2005 implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company expects to incur higher audit and audit-related fees and expenses. These types of expenses, included in selling, general, and administrative expenses in the accompanying consolidated statements of income, are expected to repeat in future fiscal years.

During the current fiscal year the Company recorded pre-tax gains of $0.8 million on the sale of former manufacturing facilities.

The effective tax rate in fiscal 2005 was 30.6% compared to 39.5% in fiscal 2004. During fiscal year 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable results, the Company has reviewed and reduced its estimate of accrued tax liabilities resulting in a $0.7 million reduction in the tax expenses during that quarter. The Company expects that the effective income tax rate for future periods will be approximately 37%.

The above factors resulted in fiscal 2005 net income of $6.0 million, or $0.92 per share, compared to $10.1 million, or $1.55 per share, in fiscal 2004, a decrease of $4.1 million or $0.63 per share.

All earnings per share amounts are on a diluted basis.

Fiscal 2004 Compared to Fiscal 2003

The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase as of September 17, 2003. The accompanying discussion of results of operations includes the operations of DMI for the period September 18, 2003 through June 30, 2004.

Net sales for fiscal 2004 increased by $109.2 million or 37.4% compared to fiscal 2003. Residential net sales increased $72.3 million (includes $67.9 million of DMI) or 37.3%. Recreational vehicle net sales increased $9.8 million or 13.0%. Commercial net sales increased $27.1 million (includes $24.6 million of DMI) or 121.4%. The increase in net sales reflects improved industry performance for recreational vehicle and commercial products in addition to the inclusion of DMI net sales.

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

Liquidity and Capital Resources

Working capital at June 30, 2005, was $85.4 million, which includes cash, cash equivalents and investments of $3.2 million.

Net cash provided by operating activities was $12.7 million, $7.5 million and $9.2 million in fiscal 2005, 2004 and 2003, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, inventories and accounts payable. The increase in inventories and accounts payable relates primarily to the expansion of import programs.

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

Capital expenditures were $3.3 million, $6.0 million and $5.1 million in fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 expenditures were incurred for delivery and manufacturing equipment. Projected capital spending for fiscal 2006 is $6.0 million and will be used for manufacturing and delivery equipment. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

Financing activities utilized net cash of $12.0 million, $0.8 million and $4.3 million in fiscal 2005, 2004 and 2003, respectively. For fiscal year 2005 repayment of debt and the payment of dividends were the primary financing activities utilizing cash. In fiscal years 2004 and 2003, the payment of dividends was the primary financing activity utilizing cash.

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

The Company’s contractual obligations as of June 30, 2005 are as follows (in thousands):

	FOR THE YEARS ENDING JUNE 30,

	2006	2007		2008	2009		2010		Total

Debt obligations	$5,000	$		$12,800	$		$		$17,800
Interest	704		458	249		15			1,426
Operating lease obligations	2,445		1,711	883		612		311	5,962

Total contractual obligations	$8,149		$2,169	$13,932		$627		$311	$25,188

At June 30, 2005 the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods extending more than six months. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars.

Financing Arrangements

The Company has lines of credit of $41.0 million with banks, borrowings at differing rates based on the date and type of financing utilized.

In June 2005, the Company restructured its primary credit agreement reducing its long-term availability to $13.0 million, extending its existing short-term facility to June 29, 2006 and reducing the letter of credit facility to $5.0 million. The credit agreement provides for a $38.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $5.0 million was outstanding at June 30, 2005, with interest selected at the option of the Company at prime (6.3% at June 30, 2005) or LIBOR (3.5% at June 30, 2005) plus 0.5%. The short-term portion also provides overnight credit when required for operations at prime. The short-term line of credit expires June 29, 2006. The long-term portion of the credit facility provides up to $13.0 million, of which $12.8 million was outstanding at June 30, 2005, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $5.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company has effectively fixed the interest rates at 3.9% on approximately $12.6 million of its long-term debt through the use of interest rate swaps. See Interest Rate Risk below.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital disposals, all as defined in the credit agreement. At June 30, 2005, the Company was in compliance with all financial covenants contained in the credit agreement.

Outlook

For the fiscal year ended June 30, 2005, residential net sales have been weaker than the prior year and we expect that this softness will continue through the first half of fiscal year 2006 due to rising interest rates and higher energy costs that may dampen consumer confidence. Net sales of vehicle seating have fallen off as several manufacturers of recreational vehicles adjust inventory levels of finished units due to weakness in demand for recreational vehicles. We expect that net sales will remain relatively stable during the first quarter of fiscal 2006. We expect lower net sales in our second fiscal quarter due to lower demand for recreational vehicles. Additionally, the volatility and high cost of fuel may temper the favorable longer-term demographics that exist in the recreational vehicle industry. Our commercial marketing channels provide an opportunity to expand distribution and increase net sales in the first half of fiscal 2006. Commercial office furniture net sales will benefit from a continued general increase in demand for these products. Hospitality occupancy rates have improved with an increase in business and recreational travel. This improvement has led to increased construction and renovation activity that has led to increased demand for the hospitality products we offer.

Margin pressures continued through all of fiscal year 2005 and we expect pressures on margins to continue through the first half of fiscal 2006, with the cost of fuel being a key element. The rise in fuel cost continues to negatively impact the cost of bringing raw materials into our factories, as well as the cost of delivering finished products to our customers. Petroleum prices are setting record prices weekly, if not daily, and we anticipate that prices will remain volatile and at record or near record levels for at least the first half of fiscal year 2006. The result will be continuing increasing costs and we believe a factor keeping consumer confidence at relative low levels, negatively affecting demand for residential and vehicle seating products. The cost of steel appears to have steadied during the second half of the fiscal year just ended, albeit at relatively high historical prices. The cost of chemicals required in manufacturing poly foam used in our seating products increased throughout fiscal 2005. At this time there are no announced price increases for poly foam.

The furniture industry is in an unprecedented period of change. There are increases in the cost of raw materials and fuel accompanied by an increased flow of competing product from all over the world that have added to pricing pressures. The distribution channels are changing and increasingly include such non-traditional customers such as mass merchandisers, wholesale clubs and specialty retail chains in addition to e-commerce opportunities.

Flexsteel continues to take actions to address the above concerns including: new product introductions, refining existing product offerings, adjusting selling and delivery prices, adjusting production levels and implementing cost control measures for inventory and capital expenditures. These actions occur regularly regardless of operating performance, but will continue to receive additional attention under current business conditions.

Flexsteel is also in a unique position to take advantage of the rapid change that is affecting most of the markets we serve. We have had tremendous success in the introduction of our complete new line of Wrangler Home ® Collection. We continue to develop products for the marine industry to augment our vehicle seating products. Our commercial office product lineup is strong and expanded to continue to take full advantage as demand for this product increases. Our hospitality team is poised to deliver the needed products as this market expansion continues.

We continue to believe that our strategy of providing furniture from a wide selection of domestically manufactured and imported products is sound business practice. This blended strategy gives Flexsteel the opportunity to successfully participate in all the important avenues of furniture distribution in the United States.

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

        Foreign Currency Risk – During fiscal 2005, 2004 and 2003, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

        Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2005, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $50,000, assuming no change in the volume or composition of debt. The Company has effectively fixed the interest rates at 3.9% on approximately $12.6 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of June 30, 2005, the fair value of these swaps is an asset of approximately $28,000 and is included in other assets.

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

Item 8.     Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of Flexsteel Industries, Inc.
Dubuque, Iowa

        As Flexsteel Industries, Inc.‘s Chief Executive Officer and Chief Financial Officer, we are responsible for the presentation, accuracy, and objectivity of the information contained in our financial statements. Flexsteel Industries, Inc. has enjoyed a long-standing reputation for integrity, candor, and high quality earnings. We intend to protect the reputation. To that end, we employ a formal system of corporate conduct, internal control and audit, external audit, and Board of Directors oversight.

•	We promote a strong ethical climate and encourage employees to conduct the Company’s business according to high personal corporate standards. Our Guidelines for Business Conduct, which is distributed annually, requires employees to comply with all applicable laws, protect the Company’s assets, keep proprietary information confidential, and disclose potential conflicts of interest.

•	Our internal control and audit systems are designed to provide reasonable assurance that financial reports are reliable, and are prepared in accordance with generally accepted accounting principles. Our report on internal control appears separately below.

•	Deloitte & Touche LLP, an independent registered public accounting firm, audits the Company’s consolidated financial statements.

•	The Board of Directors, through its Audit and Ethics Committee, meets with Management, the internal auditors, and Deloitte & Touche LLP to ensure that each is performing its responsibilities properly. Both the internal auditors and Deloitte & Touche LLP have open and direct access to the Audit and Ethics Committee, without Management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting.

        Accordingly, we are confident that the consolidated financial statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Financial information elsewhere in this Annual Report on Form 10-K is consistent with the information in the financial statements.

K. Bruce Lauritsen	Timothy E. Hall
Chief Executive Officer	Chief Financial Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of Flexsteel Industries, Inc.
Dubuque, Iowa

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management (including ourselves), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the internal control over financial reporting was effective as of June 30, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on the following page.

K. Bruce Lauritsen	Timothy E. Hall
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.
Dubuque, Iowa

        We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. We also have audited management’s assessment, included in the accompanying Management’s Report On Internal Controls Over Financial Reporting that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 29, 2005

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	JUNE 30,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,706,584	$2,476,521
Investments	1,508,751	1,271,417
Trade receivables – less allowance for doubtful
accounts: 2005, $3,060,000; 2004, $2,820,000	48,355,070	48,169,780
Inventories	69,945,400	68,880,118
Deferred income taxes	4,430,000	3,760,000
Other	1,851,869	2,930,979

Total current assets	127,797,674	127,488,815
NONCURRENT ASSETS:
Property, plant and equipment, net	26,140,914	30,326,505
Deferred income taxes	1,830,000	1,350,000
Other assets	10,889,090	10,353,391

TOTAL	$166,657,678	$169,518,711

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$16,259,905	$12,272,405
Notes payable	5,000,000	9,022,090
Accrued liabilities:
Payroll and related items	7,278,474	10,341,853
Insurance	7,622,551	6,428,709
Other	6,248,403	6,071,458

Total current liabilities	42,409,333	44,136,515
LONG-TERM LIABILITIES:
Long-term debt	12,800,000	17,583,336
Deferred compensation	5,061,951	5,023,604
Other liabilities	1,588,674	1,163,514

Total liabilities	61,859,958	67,906,969

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized
700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding 2005, 6,541,436 shares;
2004, 6,494,228 shares	6,541,436	6,494,228
Additional paid-in capital	2,954,398	2,111,477
Retained earnings	95,196,022	92,552,045
Accumulated other comprehensive income	105,864	453,992

Total shareholders’ equity	104,797,720	101,611,742

TOTAL	$166,657,678	$169,518,711

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	FOR THE YEARS ENDED JUNE 30,
	2005	2004	2003
NET SALES	$410,022,809	$401,221,510	$291,977,165
COST OF GOODS SOLD	(333,170,329)	(318,046,939)	(226,437,717)

GROSS MARGIN	76,852,480	83,174,571	65,539,448
SELLING, GENERAL AND ADMINISTRATIVE	(68,595,788)	(66,572,362)	(52,658,237)
GAIN ON SALE OF FACILITIES	809,022		403,065

OPERATING INCOME	9,065,714	16,602,209	13,284,276

OTHER INCOME (EXPENSE):
Interest and other income	627,996	976,918	1,083,854
Interest expense	(989,754)	(838,870)	(126,853)

Total	(361,758)	138,048	957,001

INCOME BEFORE INCOME TAXES	8,703,956	16,740,257	14,241,277
PROVISION FOR INCOME TAXES	(2,660,000)	(6,610,000)	(5,950,000)

NET INCOME	$6,043,956	$10,130,257	$8,291,277

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,531,293	6,440,298	6,255,113

Diluted	6,600,905	6,529,813	6,367,241

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.93	$1.57	$1.33

Diluted	$0.92	$1.55	$1.30

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Par Value
Balance at June 30, 2002	6,198,551	$6,198,551	$492,223	$80,756,107	$269,688	$87,716,569
Issuance of common stock	96,088	96,088	861,416			957,504
Investment valuation
adjustment, net of tax					47,538	47,538	$47,538
Cash dividends				(3,259,561)		(3,259,561)
Net income				8,291,277		8,291,277	8,291,277

Comprehensive income							$8,338,815

Balance at June 30, 2003	6,294,639	6,294,639	1,353,639	85,787,823	317,226	93,753,327
Issuance of common stock	199,589	199,589	757,838			957,427
Investment valuation
adjustment, net of tax					219,197	219,197	$219,197
Change in interest rate
swaps valuation,
net of tax					140,884	140,884	140,884
Additional minimum
pension liability,
net of tax					(223,315)	(223,315)	(223,315)
Cash dividends				(3,366,035)		(3,366,035)
Net income				10,130,257		10,130,257	10,130,257

Comprehensive income							$10,267,023

Balance at June 30, 2004	6,494,228	6,494,228	2,111,477	92,552,045	453,992	101,611,742
Issuance of common stock	47,208	47,208	842,921			890,129
Investment valuation
adjustment, net of tax					209,352	209,352	$209,352
Change in interest rate
swaps valuation,
net of tax					(6,810)	(6,810)	(6,810)
Additional minimum
pension liability,
net of tax					(550,670)	(550,670)	(550,670)
Cash dividends				(3,399,979)		(3,399,979)
Net income				6,043,956		6,043,956	6,043,956

Comprehensive income							$5,695,828

Balance at June 30, 2005	6,541,436	$6,541,436	$2,954,398	$95,196,022	$105,864	$104,797,720

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED JUNE 30,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$6,043,956	$10,130,257	$8,291,277
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,785,354	5,680,391	4,767,612
Gain on disposition of capital assets	(879,462)	(94,456)	(424,580)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(185,290)	(6,316,462)	1,428,745
Inventories	(1,065,282)	(9,261,855)	(2,150,999)
Other current assets	1,079,110	294,024	402,228
Other assets	(472,751)	(22,569)	(417,953)
Accounts payable – trade	3,987,500	8,024,639	(1,845,970)
Accrued liabilities	(325,542)	(3,413,992)	(674,421)
Other long-term liabilities	(132,318)	(313,657)
Deferred compensation	38,347	233,378	280,443
Deferred income taxes	(1,150,000)	2,554,813	(430,000)

Net cash provided by operating activities	12,723,622	7,494,511	9,226,382

INVESTING ACTIVITIES:
Purchases of investments	(860,312)	(4,126,310)	(21,150,304)
Proceeds from sales of investments	584,981	12,049,572	27,369,890
Payments received from customers on notes receivable		320,371	710,086
Proceeds from sale of capital assets	2,121,083	115,859	635,271
Capital expenditures	(3,346,984)	(6,029,968)	(5,099,791)
Acquisition of DMI Furniture, Inc., net of cash acquired		(19,322,174)

Net cash provided by (used in) investing activities	(1,501,232)	(16,992,650)	2,465,152

FINANCING ACTIVITIES:
Repayment of borrowings	(40,054,650)	(42,615,156)	(650,000)
Proceeds from borrowings	31,249,224	43,673,971
Dividends paid	(3,393,842)	(2,521,785)	(4,065,345)
Proceeds from issuance of common stock	206,941	626,245	459,513

Net cash used in financing activities	(11,992,327)	(836,725)	(4,255,832)

Decrease in cash and cash equivalents	(769,937)	(10,334,864)	7,435,702
Cash and cash equivalents at beginning of year	2,476,521	12,811,385	5,375,683

Cash and cash equivalents at end of year	$1,706,584	$2,476,521	$12,811,385

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the oldest and largest manufacturers and marketers, as well as an importer, of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Furniture products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, bedroom, dining room, occasional tables, and home and commercial office furniture. The Company has two wholly owned subsidiaries: (1) Desert Dreams, Inc. which owns and leases a commercial building to an unrelated entity, and (2) DMI Furniture, Inc. (“DMI”), a Louisville, Kentucky-based, vertically integrated manufacturer, importer and marketer of residential and commercial furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. A third wholly-owned subsidiary, Four Seasons, Inc., operated retail furniture stores until their closure in November 2003.

USE OF ESTIMATES – the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE – the Company’s cash, accounts receivable, accounts payable, accrued liabilities and other liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. Notes receivable are carried at amounts, which reasonably approximate their fair value due to their short-term nature. Fair values of investments in debt and equity securities are disclosed in Note 3.

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

REVENUE RECOGNITION – is upon delivery of product to the Company’s customer. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising and national trade-advertising programs were approximately $3,051,000, $3,017,000 and $3,032,000 in fiscal 2005, 2004 and 2003, respectively.

RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for research and development costs were approximately $2,990,000, $2,880,000 and $2,660,000 in fiscal 2005, 2004 and 2003, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $12.6 million with a weighted average fixed rate of 3.9% at June 30, 2005. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $28,000 as of June 30, 2005 and are reflected as noncurrent other assets on the accompanying consolidated balance sheet. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $4.4 million. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

INCOME TAXES – deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

EARNINGS PER SHARE – basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 69,612 shares, 89,515 shares and 112,128 shares in fiscal 2005, 2004 and 2003, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 147,895 shares and 163,050 shares of common stock were outstanding in fiscal 2005 and 2003, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. No options to purchase common stock were excluded in the computation of diluted earnings per share in fiscal 2004, as their exercise prices were less than the average market price of the common shares.

STOCK-BASED COMPENSATION – the Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

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

	2005	2004	2003
Net income as reported	$6,043,956	$10,130,257	$8,291,277
Less stock-based employee
compensation expense
determined under fair value
method for all awards, net of tax	(301,000)	(427,000)	(291,000)

Pro forma net income	$5,742,956	$9,703,257	$8,000,277

Earnings per share:
Basic
– as reported	$0.93	$1.57	$1.33
– pro forma	0.88	1.51	1.28

Diluted
– as reported	$0.92	$1.55	$1.30
– pro forma	0.87	1.49	1.26

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004 and 2003, respectively; dividend yield of 3.2%, 2.7% and 3.3%; expected volatility of 24.4%, 25.8% and 25.4%; risk-free interest rates of 4.2%, 4.3% and 4.1%; and an expected life of 10 years on all options.

ACCOUNTING DEVELOPMENTS – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment”, which amends SFAS No. 123 and will be effective for the Company in fiscal 2006. The new standard will require the Company to expense employee stock options and other share-based payments. The Company is currently evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS No. 123(R) will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 shall be applied prospectively and are effective for the Company in fiscal 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB staff issued FASB Staff Position (“FSP”) Financial Accounting Standard No. 109-1, “Application of SFAS No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “FSP”) to provide guidance on the application of SFAS No. 109 to the provision within the American Jobs Creation Act of 2004 (the “Act”) that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. A special deduction is accounted for by recording the benefit of the deduction in the year in which it can be taken in the company’s tax return, and by not adjusting deferred tax assets and liabilities in the period of the Act’s enactment (which would have been done if the deduction on qualified production activities were treated as a change in enacted tax rates). The FSP was effective upon issuance. The adoption of the FSP has not had a material impact on the Company’s financial position or results of operations. The Company is currently evaluating the future effects of the FSP.

RECLASSIFICATIONS – certain prior years’ amounts have been reclassified to conform to the fiscal 2005 presentation. These reclassifications had no impact on net income or shareholders’ equity as previously reported.

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

	Fiscal Year Ended June 30,
	2004	2003
Net sales	$422,214	344,614
Net income	10,496	8,702
Earnings per share of common stock:
Basic	1.63	1.39
Diluted	1.61	1.37

3.	INVESTMENTS
Debt and equity securities are included in Investments and in Other Assets (designated for deferred compensation plans), at fair value based on quoted market prices, and are classified as available for sale. A summary of the carrying values and fair values of the Company’s investments is as follows:

	June 30, 2005
	Cost Basis	Gross Unrealized		Recorded Basis
		Gains	Losses
Debt securities	$2,268,210	$70	$(33,879)	$2,234,401
Equity securities	3,036,530	1,236,673		4,273,203

	$5,304,740	$1,236,743	$(33,879)	$6,507,604

	June 30, 2004
	Cost Basis	Gross Unrealized		Recorded Basis
		Gains	Losses
Debt securities	$2,108,458	$868	$(28,216)	$2,081,110
Equity securities	3,028,083	914,263		3,942,346

	$5,136,541	$915,131	$(28,216)	$6,023,456

	June 30, 2005		June 30, 2004
	Investments	Other Assets	Investments	Other Assets
Debt securities	$297,375	$1,937,026	$231,130	$1,849,445
Equity securities	1,211,376	3,061,827	1,040,287	2,902,059

	$1,508,751	$4,998,853	$1,271,417	$4,751,504

        As of June 30, 2005, the maturities of debt securities are $2,027,697 within one year, $197,344 in one to five years and $9,360 over five years.

4.	INVENTORIES
Inventories valued on the LIFO method would have been approximately $3.6 million and $3.0 million higher at June 30, 2005 and 2004, respectively, if they had been valued on the FIFO method. At June 30, 2005 and 2004 the total value of LIFO inventory was $3.3 million and $4.4 million, respectively. During the fiscal year 2005, inventory quantities for steel and wood were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $1.1 million and increased net income by approximately $0.7 million. A comparison of inventories is as follows:

	June 30,
	2005	2004
Raw materials	$19,720,319	$22,662,771
Work in process and finished parts	8,292,502	9,341,785
Finished goods	41,932,579	36,875,562

Total	$69,945,400	$68,880,118

5.	PROPERTY, PLANT AND EQUIPMENT
	Estimated Life (Years)	June 30,
		2005	2004
Land		$2,370,959	$2,504,159
Buildings and improvements	3-39	36,633,896	38,911,316
Machinery and equipment	3-10	36,107,997	35,419,791
Delivery equipment	3-7	17,758,539	16,978,381
Furniture and fixtures	3-5	5,281,564	5,349,206

Total		98,152,955	99,162,853
Less accumulated depreciation		(72,012,041)	(68,836,348)

Net		$26,140,914	$30,326,505

6.	OTHER ASSETS
	June 30,
	2005	2004
Cash value of life insurance	$5,550,679	$5,122,099
Investments designated for deferred
compensation plans	4,998,853	4,751,504
Other	339,558	479,788

Total	$10,889,090	$10,353,391

7.	ACCRUED LIABILITIES – OTHER
	June 30,
	2005	2004
Dividends	$850,387	$844,250
Advertising	1,536,823	2,074,477
Warranty	1,151,000	1,190,000
Other	2,710,193	1,962,731

Total	$6,248,403	$6,071,458

8.	BORROWINGS AND CREDIT ARRANGEMENTS
At June 30, 2005, borrowings and credit arrangements consisted of the following:

Current
$20.0 million working capital line of credit through June 29, 2006;
interest rate at LIBOR +0.5%; unsecured	$5,000,000
Long-Term
$13.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +0.75%; unsecured	12,800,000

Total	$17,800,000

The Company has lines of credit of $41.0 million with banks, borrowings at differing rates based on the date and type of financing utilized.

In June 2005, the Company restructured its primary credit agreement reducing its long-term availability to $13.0 million, extending its existing short-term facility to June 29, 2006 and reducing the letter of credit facility to $5.0 million. The credit agreement provides for a $38.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $5.0 million was outstanding at June 30, 2005, with interest selected at the option of the Company at prime (6.3% at June 30, 2005) or LIBOR (3.5% at June 30, 2005) plus 0.5%. The short-term portion also provides overnight credit when required for operations at prime. The short-term line of credit expires June 29, 2006. The long-term portion of the credit facility provides up to $13.0 million, of which $12.8 million was outstanding at June 30, 2005, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $5.0 million to support letters of credit issued by the Company. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company has effectively fixed the interest rates at 3.9% on approximately $12.6 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital disposals, all as defined in the financing agreements. At June 30, 2005, the Company was in compliance with all financial covenants contained in the credit agreement.

Two officers of the Company are directors at one of the banks where the Company maintains a $3.0 million line of credit and where its routine daily banking transactions are processed. The Company receives no special services or pricing on the services performed by the bank due to the directorships of the two officers.

9.	INCOME TAXES
The provision for income taxes is as follows for the years ended June 30:

	2005	2004	2003
Federal – current	$1,050,000	$4,220,000	$5,390,000
State – current	460,000	800,000	960,000
Deferred	1,150,000	1,590,000	(400,000)

Total	$2,660,000	$6,610,000	$5,950,000

The total income tax provision in fiscal 2005, 2004 and 2003 was 30.6%, 39.5% and 41.8%, respectively, of income before income taxes. During fiscal 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable results, the Company has reviewed and reduced its estimate of accrued tax liabilities resulting in a $0.7 million reduction in tax expense. The Company expects that the effective income tax rate for future periods will be approximately 37%. The effect of such settlement is included in “Other” in the table below. A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	3.5	3.1	4.4
Other	(7.9)	1.4	2.4

Effective tax rate	30.6%	39.5%	41.8%

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30, 2005		June 30, 2004
	Current	Long-term	Current	Long-term
Asset allowances	$880,000	0	$970,000
Other current accruals and allowances	3,550,000		2,790,000
Deferred compensation		$2,530,000		$2,710,000
Other long-term accruals and allowances		(700,000)		(1,360,000)

Total	$4,430,000	$1,830,000	$3,760,000	$1,350,000

10.	STOCK OPTIONS
The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. At June 30, 2005, 285,700 shares were available for future grants.

A summary of the status of the Company’s stock option plans as of June 30, 2005, 2004 and 2003 and the changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2002	492,365	$11.39
Granted	154,050	15.93
Exercised	(88,570)	11.04

Outstanding at June 30, 2003	557,845	12.70
Granted	162,126	19.27
Exercised	(362,361)	11.89
Canceled	(1,969)	21.68

Outstanding at June 30, 2004	355,641	16.47
Granted	153,450	16.49
Exercised	(4,595)	12.68
Canceled	(895)	20.26

Outstanding at June 30, 2005	503,601	$16.50

The following table summarizes information for options outstanding and exercisable at June 30, 2005:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	28,200	5.2	$10.69
12.66 – 13.59	55,200	4.1	13.18
15.37 – 16.52	272,306	8.5	16.25
19.21 – 20.27	147,895	8.4	19.32

$10.30 – 20.27	503,601	7.8	$16.50

11.	ACCRUED WARRANTY COSTS
The following table presents the changes in the Company’s product warranty liability for the years ended June 30:

	2005	2004	2003
Accrued warranty costs at beginning of year	$1,190,000	$535,000	$500,000
Payments made for warranty and related costs	(3,525,554)	(3,408,840)	(3,226,299)
Estimated liability assumed in DMI acquisition		675,000
Accrual for product warranty and related costs	3,486,554	3,388,840	3,261,299

Accrued warranty costs at end of year	$1,151,000	$1,190,000	$535,000

12.	MANAGEMENT INCENTIVE PLAN
The Company has an incentive plan that provides for shares of common stock to be awarded to key employees based on a targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares issued after one and two years. Under the plan 5,700, 38,620 and 20,590 shares were awarded, and the amounts charged to income were $85,000, $680,000 and $340,000 in fiscal 2005, 2004 and 2003, respectively. At June 30, 2005, 78,896 shares were available for future grants.

13.	BENEFIT AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. It is the Company’s policy to fund all pension costs accrued. Total pension and retirement plan expense was $2,007,000, $2,026,000 and $1,790,000 in fiscal 2005, 2004, 2003, respectively. The amounts include $518,0000, $513,000 and $377,000 in fiscal 2005, 2004 and 2003, respectively, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% — 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% — 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $1,166,000, $1,286,000 and $1,332,000 in fiscal 2005, 2004 and 2003, respectively.

The Company has unfunded post-retirement benefit and deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2005, 2004 and 2003, the benefit obligation was increased by interest expense of $150,557, $133,848 and $118,869, service costs of $440,000, $412,561 and $434,575, and decreased by payments of $298,060, $337,500 and $273,000, respectively. At June 30, 2005, the benefit obligation was $4,964,089, including $612,497 for defined benefits.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, certain executive officers may defer common stock awards received as participants of the Management Incentive Plan until retirement. In fiscal 2005, 2004 and 2003, the Company awarded 2,650, 18,507 and 10,541 shares with an award value of $39,000, $327,000 and $173,000, respectively, based on quoted market prices at the applicable award dates that have been deferred by the plan participants. At June 30, 2005 and 2004, 65,714 and 65,114 shares with an award value of $952,000 and $940,000, respectively, had been deferred and are being held in trust on behalf of the employees. Under the plan 2,050 and 1,028 shares were redeemed in fiscal 2005 and 2004, respectively. No shares were redeemed in fiscal 2003.

The Company’s defined benefit pension plan covers 87 active hourly production employees of DMI. There are a total of 513 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). According to an agreement reached with the collective bargaining unit, all benefits and participants are fixed. Future benefits will accrue to current participants; however, new participants cannot be added to the plan. As of June 30, 2005, the accrued benefit liability related to the defined benefit pension plan recognized on the Company’s consolidated balance sheet was $1.6 million.

14.	COMMITMENTS AND CONTINGENCIES
FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $2,320,000, $1,980,000 and $1,180,000 in fiscal 2005, 2004 and 2003, respectively.

Expected future minimum commitments under operating leases and lease guarantee as of June 30, 2005 were as follows (in thousands):

Year Ended June 30:
2006	$2,445
2007	1,711
2008	883
2009	612
2010	311
Thereafter	0

$5,962

GUARANTEE – the Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $230,000, and the remaining minimum payments are approximately $501,000 at June 30, 2005. The Company has not been required to make any payments under the guarantee.

15.	SUPPLEMENTAL CASH FLOW INFORMATION
Non-Cash Investing Activities – In September 2003, the Company purchased all of the common stock of DMI for $19.5 million (including acquisition costs of $2.8 million). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$54,945,000
Cash paid for common stock	19,496,000

Liabilities assumed	$35,449,000

Supplemental Information – Cash paid during the period for:

	Fiscal Year Ended June 30,
	2005	2004	2003
Interest	$1,087,000	$1,026,000	$129,000
Income taxes	$2,228,000	$6,636,000	$7,270,000

16.	SEGMENTS
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

Segment information for the year ended June 30, 2004 is as follows (in thousands):

	Furniture Products	Retail Stores	Total
Net sales	398,999	$2,222	$401,221
Operating income (loss)	16,935	(333)	16,602
Depreciation and amortization	5,654	26	5,680
Capital expenditures	6,030	—	6,030
Assets	169,519	—	169,519

Segment information for the year ended June 30, 2003 is as follows:

	Furniture Products	Retail Stores	Total
Net sales	286,766	$5,211	$291,977
Operating income (loss)	14,493	(1,209)	13,284
Depreciation and amortization	4,654	114	4,768
Capital expenditures	5,100	—	5,100
Assets	119,420	1,280	120,700
17.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED
(in thousands of dollars, except per share amounts)

	FOR THE QUARTER ENDED

	September 30	December 31	March 31	June 30

Fiscal 2005:
Net sales	$97,856	$105,051	$101,348	$105,768
Gross margin	17,855	20,400	18,173	20,424
Net income	1,200	1,605	1,699	1,540
Earnings per share:
Basic	0.18	0.25	0.26	0.24
Diluted	0.18	0.24	0.26	0.23

	FOR THE QUARTER ENDED

	September 30	December 31	March 31	June 30

Fiscal 2004:
Net sales	$76,857	$109,102	$106,964	$108,298
Gross margin	16,850	23,206	21,195	21,924
Net income	1,865	3,016	2,539	2,710
Earnings per share:
Basic	0.29	0.47	0.39	0.42
Diluted	0.29	0.46	0.39	0.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        During fiscal 2005, there were no changes in or disagreements with accountants on accounting procedures or accounting and financial disclosures.

Item 9A.	Controls and Procedures

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

        Management’s Annual Report on Internal Control Over Financial Reporting –The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

        Attestation Report of Registered Public Accounting Firm –The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

PART III

Item 10.	Directors and Executive Officers of the Registrant

        The information identifying directors of the Company, information regarding the Company’s Code of Ethics and Section 16(a) beneficial ownership reporting compliance will be contained in the Company’s fiscal 2005 definitive proxy statement to be filed with the Securities and Exchange Commission and are incorporated herein by reference. The executive officers of the Company, their ages, positions (in each case as of June 30, 2005), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)

K. Bruce Lauritsen (62)	Chief Executive Officer (November 1979)
Ronald J. Klosterman (57)	President / Chief Operating Officer & Secretary (June 1989)
James R. Richardson (61)	Senior Vice President of Residential Sales and Marketing (November 1979)
Thomas D. Burkart (62)	Senior Vice President of Vehicle Seating (February 1984)
Patrick M. Crahan (57)	Senior Vice President of Commercial Seating (June 1989)
Jeffrey T. Bertsch (50)	Senior Vice President of Corporate Services (June 1989)
James E. Gilbertson (55)	Vice President of Vehicle Seating (December 2004)
Donald D. Dreher (56)	Senior Vice President, President & CEO of DMI Furniture, Inc. (December 2004)
Timothy E. Hall (47)	Vice President, Chief Financial Officer, Treasurer & Assistant Secretary (December 2000)

        Each named executive officer has held the same office or an executive or management position with the Company for at least five years except Mr. Dreher who has served as President and CEO of DMI Furniture, Inc. from 1986 to present.

Items 11, 12.	Executive Compensation and Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information identifying executive compensation and beneficial ownership of stock and supplementary data will be contained in the Company’s fiscal 2005 definitive proxy statement to be filed with the Securities and Exchange Commission and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

        This information will be contained under the heading “Certain Relationships and Related Transactions” in the Company’s fiscal 2005 definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

        Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2005. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related and tax services during fiscal 2005.

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

        The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

	2005	2004	2003

Audit Fees (1)	$383,000	$203,000	$148,000
Audit Related Fees (2)	70,000	170,000	57,000
Tax Services (3)	45,000	117,000	53,000
All Other Fees (4)	—	—	—

Total	$498,000	$490,000	$258,000

(1)

Professional fees and expenses for audit of financial statements and internal control over financial reporting services billed in fiscal 2005, 2004 and 2003 consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) consents and other services related to Securities and Exchange Commission matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)

Professional fees and expenses for audit-related services billed in fiscal 2005, 2004 and 2003 consisted of (i) Sarbanes-Oxley Act Section 404 advisory services and internal accounting controls related services, $48,000, $43,000 and $0, respectively; (ii) due diligence and consultation on acquisitions or other business transactions, $0 and $103,000 and $0, respectively; and (iii) employee benefit plan audits, $22,000, $24,000 and $57,000, respectively.

(3)

Professional fees and expenses for tax services billed in fiscal 2005, 2004 and 2003 consisted of tax compliance and tax planning and advice. Tax compliance services totaled $33,000, $108,000 and $35,000 in fiscal 2005, 2004 and 2003, respectively, and consisted of (i) tax return assistance; (ii) assistance with tax return filings in certain foreign jurisdictions; (iii) assistance with tax audits and appeals; and (iv) preparation of expatriate tax returns. Tax planning and advice services totaled $12,000, $9,000 and $18,000 in fiscal 2005, 2004 and 2003, respectively, and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

(4)	No other professional services were provided during fiscal 2005, 2004 and 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)	Schedules

The following financial statement schedules for the years ended June 30, 2005, 2004 and 2003 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2005, 2004 and 2003

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves (Note)	Balance at End of Year

Allowance for Doubtful Accounts:

2005	$2,820,000	$1,140,000	$(900,000)	$3,060,000

2004	$2,110,000	$880,000	$(170,000)	$2,820,000

2003	$2,540,000	$460,000	$(890,000)	$2,110,000

NOTE —	In fiscal 2004, uncollectible accounts charged against reserve less recoveries of $900,000 and purchase accounting adjustment of $730,000.

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1	Restated Article of Incorporation by reference to Exhibits to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

3.2	Bylaws of the Registrant incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

10.1	1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

10.2	Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement — commission file #0-5151.*

10.3	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

10.4	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.5	Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.6	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibits to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.7	2002 Stock Option Plan incorporated by reference from the 2002 Flexsteel definitive proxy statement.*

10.8	Agreement and Plan of Merger, dated as of August 12, 2003, by and among Flexsteel, Churchill Acquisition Corp. and DMI (incorporated by reference to Exhibit 99(d)(1) of Flexsteel Industries, Inc.‘s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on August 20, 2003) incorporated by reference to Form 8-K and Amendments No. 1 to Form 8-K, as filed with Securities and Exchange Commission on October 2, 2003.

23.1	Report of Independent Registered Public Accounting Firm. Filed herewith.

23.2	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

(b)	Reports on Form 8-K

On June 21, 2005, the Company filed a report on Form 8-K announcing Flexsteel Aligns Management Team.

On June 23, 2005, the Company filed a report on Form 8-K announcing Amendment to Credit Agreement.

On August 18, 2005, the Company filed a report on Form 8-K announcing Fourth Quarter and Fiscal 2005 Operating Results.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	August 29, 2005	By:	/S/ K. Bruce Lauritsen
K. Bruce Lauritsen
Chief Executive Officer and Principal Executive Officer

By:	/S/ Timothy E. Hall
K. Bruce Lauritsen
Chief Financial Officer and Principal Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 29, 2005	/S/ K. Bruce Lauritsen
K. Bruce Lauritsen Vice Chairman

Date:	August 29, 2005	/S/ James R. Richardson
James R. Richardson Director

Date:	August 29, 2005	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch Director

Date:	August 29, 2005	/S/ L. Bruce Boylen
L. Bruce Boylen Director

Date:	August 29, 2005	/S/ Patrick M. Crahan
Patrick M. Crahan Director

Date:	August 29, 2005	/S/ Lynn J. Davis
Lynn J. Davis Director

Date:	August 29, 2005	/S/ Thomas E. Holloran
Thomas E. Holloran Director

Date:	August 29, 2005	/S/ Robert E. Deignan
Robert E. Deignan Director

Date:	August 29, 2005	/S/ Eric S. Rangen
Eric S. Rangen Director

Date:	August 29, 2005	/S/ Mary C. Bottie
Mary C. Bottie Director

Date:	August 29, 2005	/S/ R. J. Klosterman
R. J. Klosterman Director