Form 10-Q
period 2005-09-30
FLEXSTEEL INDUSTRIES INC
filed 2005-10-26
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended September 30, 2005

or

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Common Stock — $1.00 Par Value Shares Outstanding as of September 30, 2005	6,557,945

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2005	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,461,258	$1,706,584
Investments	1,574,616	1,508,751
Trade receivables – less allowance for doubtful accounts:
September 30, 2005, $3,030,000;
June 30, 2005, $3,060,000	43,024,399	48,355,070
Inventories	83,141,045	69,945,400
Deferred income taxes	4,210,000	4,430,000
Other	1,572,824	1,851,869

Total current assets	134,984,142	127,797,674
NON-CURRENT ASSETS:
Property, plant and equipment, net	25,100,586	26,140,914
Deferred income taxes	2,060,000	1,830,000
Other assets	11,031,438	10,889,090

TOTAL	$173,176,166	$166,657,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$14,772,513	$16,259,905
Notes payable	12,642,977	5,000,000
Accrued liabilities:
Payroll and related items	6,654,129	7,278,474
Insurance	7,148,338	7,622,551
Other	7,194,273	6,248,403

Total current liabilities	48,412,230	42,409,333
LONG-TERM LIABILITIES:
Long-term debt	12,800,000	12,800,000
Deferred compensation	5,143,000	5,061,951
Other liabilities	1,588,674	1,588,674

Total liabilities	67,943,904	61,859,958

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value;
authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value;
authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding September 30, 2005, 6,557,945 shares;
outstanding June 30, 2005, 6,541,436 shares	6,557,945	6,541,436
Additional paid-in capital	3,171,759	2,954,398
Retained earnings	95,329,042	95,196,022
Accumulated other comprehensive income	173,516	105,864

Total shareholders’ equity	105,232,262	104,797,720

TOTAL	$173,176,166	$166,657,678

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2005	2004
NET SALES	$97,435,163	$97,855,557
COST OF GOODS SOLD	(78,291,968)	(80,000,703)

GROSS MARGIN	19,143,195	17,854,854
SELLING, GENERAL AND ADMINISTRATIVE	(17,486,666)	(16,339,888)
GAIN ON SALE OF FACILITY		608,613

OPERATING INCOME	1,656,529	2,123,579

OTHER INCOME (EXPENSE):
Interest and other income	169,305	133,686
Interest expense	(260,281)	(277,123)

Total	(90,976)	(143,437)

INCOME BEFORE INCOME TAXES	1,565,553	1,980,142
PROVISION FOR INCOME TAXES	(580,000)	(780,000)

NET INCOME	$985,553	$1,200,142

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,547,362	6,508,386

Diluted	6,563,180	6,583,846

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.15	$0.18

Diluted	$0.15	$0.18

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$985,553	$1,200,142
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	1,320,997	1,481,773
Deferred income taxes	(10,000)	(140,000)
Gain on disposition of capital assets	(18,950)	(608,613)
Changes in operating assets and liabilities:
Trade receivables	5,330,671	3,682,682
Inventories	(13,195,645)	(8,446,137)
Other current assets	279,045	1,377,247
Other assets	(206,015)	(44,869)
Accounts payable - trade	(1,487,392)	2,666,969
Accrued liabilities	60,341	(2,901,808)
Other long-term liabilities	51,615	(1,055)
Deferred compensation	81,049	(18,591)

Net cash used in operating activities	(6,808,731)	(1,752,260)

INVESTING ACTIVITIES:
Purchases of investments	(98,529)	(27,535)
Proceeds from sales of investments	70,587	179,843
Proceeds from sale of capital assets	18,950	1,547,175
Capital expenditures	(238,889)	(972,266)

Net cash (used in) provided by investing activities	(247,881)	727,217

FINANCING ACTIVITIES:
Repayment of borrowings	(22,117,266)	(5,317,675)
Proceeds from borrowings	29,760,243	8,264,462
Dividends paid	(850,387)	(844,250)
Proceeds from issuance of common stock	18,696	37,852

Net cash provided by financing activities	6,811,286	2,140,389

(Decrease) increase in cash and cash equivalents	(245,326)	1,115,346
Cash and cash equivalents at beginning of period	1,706,584	2,476,521

Cash and cash equivalents at end of period	$1,461,258	$3,591,867

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2005

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2005, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC.

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

2.	INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.6 million higher at September 30, 2005 and June 30, 2005 if they had been valued on the FIFO method. A comparison of inventories is as follows (in millions):

	September 30, 2005	June 30, 2005
Raw materials	$19.5	$19.7
Work in process and finished parts	7.9	8.3
Finished goods	55.7	41.9

Total	$83.1	$69.9

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At September 30, 2005, outstanding borrowings consisted of the following (in millions):

Overnight interest rate at prime; unsecured	$0.6
Current
$20.0 million working capital line of credit through June 29, 2006;
interest rate at LIBOR +0.75%; unsecured	12.0
Long-Term
$13.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +0.75%; unsecured	12.8

Total	$25.4

The Company has lines of credit of $44.0 million with banks, borrowings at differing rates based on the date and type of financing utilized. The credit facilities provide for $41.0 million in unsecured credit and provide the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $12.0 million was outstanding at September 30, 2005, with interest selected at the option of the Company at prime (6.75% at September 30, 2005) or LIBOR (3.84% at September 30, 2005) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime. The short-term line of credit expires June 29, 2006. The long-term portion of the credit facility provides up to $13.0 million, of which $12.8 million was outstanding at September 30, 2005, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $8.0 million to support letters of credit issued by the Company, of which $3.9 million was outstanding at September 30, 2005. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. The Company has effectively fixed the interest rates at 3.9% on approximately $12.3 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital disposals, all as defined in the financing agreements. At September 30, 2005, the Company was in compliance with all financial covenants contained in the credit agreement. During fiscal 2006, the Company will begin the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2006. The Company believes that they will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Two officers of the Company are directors at one of the banks where the Company maintains a $3.0 million line of credit and where its routine daily banking transactions are processed. This line of credit is at a rate of prime minus 0.5% and is unsecured. There were no borrowings against this line of credit at September 30, 2005. The Company receives no special services or pricing on the services performed by the bank due to the directorships of the two officers.

4.	DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $12.3 million with a weighted average fixed rate of 3.9% at September 30, 2005. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $0.1 million as of September 30, 2005 and are reflected as non-current other assets on the accompanying consolidated balance sheet.

5.	ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2005 (in millions):

Accrued warranty costs at June 30, 2005	$1.2
Payments made for warranty and related costs	(0.9)
Accrual for product warranty	0.9

Accrued warranty costs at September 30, 2005	$1.2

6.	STOCK–BASED COMPENSATION – The Company has stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The Company’s shareholders have approved all stock option plans. The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model. There were no options granted, forfeited, or expired during the three-month periods ended September 30, 2005 and 2004. There were no options exercised during the three-month period ended September 30, 2005. Options for 1,500 shares were exercised during the three-month period ended September 30, 2004 and the cash received related to these exercises was not material. At September 30, 2005, 285,700 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2006 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for exercise of options. These shares received as payment are retired upon receipt.

Prior to July 1, 2005, the Company had elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost had been recognized for its stock option plans, as the exercise price was equal to the market price of the Company’s stock on the date of grant. No options were granted during the three-month period ended September 30, 2004, and there were no unvested options outstanding at July 1, 2004 (as all options are fully vested upon grant). Therefore, there was no pro-forma compensation expense to be disclosed in accordance with SFAS No. 128 for the three-month period ended September 30, 2004.

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (123(R)), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123 (R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Since there were no options granted during the three months ended September 30, 2005 and there were no unvested options outstanding at July 1, 2005, no stock-based compensation expense was required to be recognized in the three-month period ended September 30, 2005. The impact of the outstanding non-vested stock grants was not material for any of the aforementioned periods.

A summary of the status of the Company’s stock option plans as of September 30, 2005, and the changes from June 30, 2004, are presented below:

	Shares	Weighted Average Exercise Price
Outstanding and exercisable at June 30, 2004	355,641	$ 16.47
Granted	153,450	16.49
Exercised	(4,595)	12.68
Canceled	(895)	20.26

Outstanding at June 30, 2005 and
September 30, 2005	503,601	$ 16.50

The following table summarizes information for options outstanding and exercisable at September 30, 2005:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$ 10.30 – 11.44	28,200	4.9	$ 10.69
12.66 – 13.59	55,200	3.8	13.18
15.37 – 16.52	272,306	8.3	16.25
19.21 – 20.27	147,895	8.1	19.32

$ 10.30 – 20.27	503,601	7.6	$ 16.50

The aggregate intrinsic value of the outstanding options at September 30, 2005 was $0.2 million.

The Company has an incentive compensation plan that provides for non-vested shares of the Company’s common stock to be awarded to key employees based on a targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares issued after one and two years. Under the plan no shares were awarded, granted or vested during the fiscal quarters ended September 30, 2005 and 2004. As of June 30, 2005 and September 30, 2005, there were 23,032 unvested shares outstanding with a weighted average grant date fair value of $0.4 million. Compensation cost related to these awards was not material during September 30, 2005 and is not expected to be material over the weighted average remaining life of 0.9 years. The Company expects forfeitures under this plan to be nominal. At September 30, 2005, 69,357 shares were available for future grants.

7.	CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $0.2 million and the remaining minimum payments are approximately $0.4 million at September 30, 2005. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

8.	SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for (in millions):

	Three Months Ended September 30,
	2005	2004
Interest	$ 0.3	$ 0.3
Income taxes	$ 0.0	$ 0.1

9.	EARNINGS PER SHARE – Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters ended, net income as reported for each respective period is divided by:

	Three Months Ended September 30,
	2005	2004
Basic shares outstanding	6,547,362	6,508,386
Dilutive effect of stock options	15,818	75,460

Diluted shares outstanding	6,563,180	6,583,846

Stock options excluded from the calculation of diluted
EPS because the option exercise price was greater than
the average market price of the common shares	420,201	0

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters ended, were as follows (in thousands):

	Three Months Ended September 30,
	2005	2004
Net income	$986	$1,200
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income
taxes of $(30) and $36	51	(93)
Change in fair value of available-for-sale securities,
net of income taxes of $(10) and $8	16	(12)

Total other comprehensive income	67	(105)

Total comprehensive income	$1,053	$1,095

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2005 and 2004. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	(80.4)	(81.8)

Gross margin	19.6	18.2
Selling, general and administrative	(17.9)	(16.7)
Gain on sale of facility	—	0.6

Operating income	1.6	2.1
Other income (expense), net	—	(0.1)

Income before income taxes	1.6	2.0
Provision for income taxes	(0.6)	(0.8)

Net income	1.0%	1.2%

Results of Operations for the Quarter Ended September 30, 2005 vs. 2004

Net sales for the quarter ended September 30, 2005 were $97.4 million compared to the prior year quarter of $97.9 million, a decrease of 0.4%. Residential net sales were $58.1 million, compared to $59.0 million, a decrease of 1.5% from the prior year quarter. Recreational vehicle net sales were $18.3 million, compared to $21.8 million, a decrease of 16.3% from the prior year quarter. The decline in recreational vehicle net sales is due primarily to a weaker wholesale market environment. Commercial net sales were $21.0 million, compared to $17.1 million in the prior year quarter, an increase of 23.5%. The increase in commercial net sales is primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin for the quarter ended September 30, 2005 was 19.6% compared to 18.2% in the prior year quarter. The gross margin improvement in comparison to the prior year is a result of changes in product mix and selected price increases implemented to offset increases in raw material and transportation costs incurred during the prior fiscal year.

During the quarter ended September 30, 2004, the Company recorded a net gain (after tax) of $0.4 million on the sale of a former manufacturing facility.

Selling, general and administrative expenses as a percentage of net sales were 17.9% and 16.7% for the current quarter and prior year quarter, respectively. The increase in selling, general and administrative expenses is due to increases in advertising, selling supplies and professional fees.

The effective tax rate was 37.0% and 39.5% in the current and prior fiscal quarters, respectively. The Company anticipates its effective tax rate for the fiscal year to be approximately 37.0%. The primary difference between the federal statutory rate and the expected rate is the result of state taxes.

The above factors resulted in current quarter net income of $1.0 million or $0.15 per share, compared to the prior year quarter of $1.2 million or $0.18 per share, a decrease of $0.2 million or $0.03 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2005 was $86.6 million, which includes cash, cash equivalents and investments of $3.0 million. Working capital increased by $1.2 million from June 30, 2005. Inventories increased $13.2 million primarily to meet current and anticipated future demand for import product. Accounts receivable decreased $5.3 million due to expected timing fluctuations in collections. Short-term borrowings increased by $7.6 million to meet cash requirements related to increase in inventories.

Net cash used in operating activities was $6.8 million and $1.8 million in the three months ended September 30, 2005 and 2004, respectively. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, accounts receivable, inventories and notes payable.

Capital expenditures were $0.2 million and $1.0 million during the first three months of fiscal 2006 and 2005, respectively. During the next nine months, it is anticipated that approximately $4.0 million will be used for the acquisition of capital assets. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

The Company has adequate cash, cash equivalents, short-term investments and credit arrangements to meet its operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed. During fiscal 2006, the Company will begin the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2006. The Company believes that they will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Outlook

Flexsteel Industries, Inc., and the furniture industry in general, continue to be impacted by increases in raw material and energy costs, as well as lower consumer confidence and higher interest rates. While the increases in raw material costs were modest during the first quarter ended September 30, 2005, the month of October has been dominated by news of unprecedented cost increases for poly foam and other materials with petrochemical content, which are major components in our seating products, as well as increases or expected increases in other key components such as fabric, steel and plywood. At the same time, the furniture manufacturing industry, including Flexsteel, is faced with competition and pricing pressures from imported products. The Company expects these adverse business conditions to continue to have an impact on its results of operations through the remainder of the fiscal year.

In response to the aforementioned challenges, the Company is implementing sell price increases for seating products, and continues to explore cost control opportunities in all facets of its business. The Company believes it has the necessary inventories, product offerings and commitments in place to take advantage of opportunities for expansion of certain markets, such as commercial office and hospitality. The Company believes that its strategy of providing furniture from a wide selection of domestically manufactured and imported products is sound business practice and will continue.

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

Foreign Currency Risk – During the three-month periods ended September 30, 2005 and 2004, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2005, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $130,000, assuming no change in the volume or composition of debt at September 30, 2005. The Company has effectively fixed the interest rates on approximately $12.3 million of its long-term debt through the use of interest rate swaps at 3.9%, and the above estimated earnings reduction takes these swaps into account. As of September 30, 2005, the fair value of these swaps is an asset of approximately $0.1 million and is included in non-current other assets.

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

(b)    Changes in internal controls.   There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II   OTHER INFORMATION

Item 5.   Other Information

The registrant filed the following reports on Form 8-K during the quarter ended September 30, 2005:

•	Press Release dated August 18, 2005 – Flexsteel Announces Fourth Quarter and Fiscal 2005 Operating Results

Item 6.   Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date: October 26, 2005	By:	/s/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer