Form 10-Q
period 2005-12-31
FLEXSTEEL INDUSTRIES INC
filed 2006-02-09
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ______________ to ______________

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
Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Common Stock — $1.00 Par Value
Shares Outstanding as of December 31, 2005	6,561,190

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2005	June 30, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,856,229	$1,706,584
Investments	1,546,693	1,508,751
Trade receivables – less allowance for doubtful accounts:
December 31, 2005, $3,225,000;
June 30, 2005, $3,060,000	50,175,351	48,355,070
Inventories	88,438,515	69,945,400
Deferred income taxes	4,450,000	4,430,000
Other	2,122,394	1,851,869

Total current assets	148,589,182	127,797,674
NON-CURRENT ASSETS:
Property, plant and equipment, net	26,542,587	26,140,914
Deferred income taxes	2,330,000	1,830,000
Other assets	10,984,578	10,889,090

TOTAL	$188,446,347	$166,657,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$21,524,954	$16,259,905
Current maturities of long-term debt	434,800
Notes payable	19,065,353	5,000,000
Accrued liabilities:
Payroll and related items	6,575,967	7,278,474
Insurance	7,501,855	7,622,551
Other	6,143,558	6,248,403

Total current liabilities	61,246,487	42,409,333
LONG-TERM LIABILITIES:
Long-term debt	15,105,963	12,800,000
Deferred compensation	5,177,409	5,061,951
Other liabilities	1,588,674	1,588,674

Total liabilities	83,118,533	61,859,958

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value;
authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock – $1 par value;
authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding December 31, 2005, 6,561,190 shares;
outstanding June 30, 2005, 6,541,436 shares	6,561,190	6,541,436
Additional paid-in capital	3,636,689	2,954,398
Retained earnings	94,965,105	95,196,022
Accumulated other comprehensive income	164,830	105,864

Total shareholders’ equity	105,327,814	104,797,720

TOTAL	$188,446,347	$166,657,678

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

NET SALES	$106,301,259	$105,050,826	$203,736,422	$202,906,383
COST OF GOODS SOLD	(86,598,189)	(84,650,206)	(164,890,157)	(164,650,909)

GROSS MARGIN	19,703,070	20,400,620	38,846,265	38,255,474
SELLING, GENERAL AND
ADMINISTRATIVE	(18,610,560)	(17,670,182)	(36,097,226)	(34,010,070)
GAIN ON SALE OF FACILITY				608,613

OPERATING INCOME	1,092,510	2,730,438	2,749,039	4,854,017

OTHER INCOME (EXPENSE):
Interest and other income	137,630	161,000	306,935	294,686
Interest expense	(371,123)	(266,870)	(631,404)	(543,993)

Total	(233,493)	(105,870)	(324,469)	(249,307)

INCOME BEFORE INCOME TAXES	859,017	2,624,568	2,424,570	4,604,710
PROVISION FOR INCOME TAXES	(370,000)	(1,020,000)	(950,000)	(1,800,000)

NET INCOME	$489,107	$1,604,568	$1,474,570	$2,804,710

AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	6,560,190	6,537,071	6,553,776	6,522,729

Diluted	6,583,053	6,617,606	6,573,116	6,600,727

EARNINGS PER SHARE OF COMMON
STOCK:
Basic	$0.07	$0.25	$0.22	$0.43

Diluted	$0.07	$0.24	$0.22	$0.42

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,

	2005	2004

OPERATING ACTIVITIES:
Net income	$1,474,570	$2,804,710
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,699,355	2,937,938
Stock based compensation expense	427,000
Gain on disposition of capital assets	(24,447)	(608,513)
Deferred income taxes	(520,000)	60,000
Changes in operating assets and liabilities:
Trade receivables	(1,820,281)	1,109,010
Inventories	(18,493,115)	(3,414,754)
Other current assets	(270,525)	1,211,330
Other assets	(275,872)	(117,826)
Accounts payable - trade	5,265,049	1,251,964
Accrued liabilities	137,514	(3,157,983)
Other long-term liabilities	42,928	(22,790)
Deferred compensation	115,458	66,973

Net cash (used in) provided by operating activities	(11,242,366)	2,120,059

INVESTING ACTIVITIES:
Purchases of investments	(168,855)	(206,274)
Proceeds from sales of investments	257,355	250,504
Proceeds from sale of capital assets	58,086	1,581,575
Capital expenditures	(3,064,688)	(2,508,987)

Net cash used in investing activities	(2,918,102)	(883,182)

FINANCING ACTIVITIES:
Repayment of borrowings	(36,156,113)	(19,971,176)
Proceeds from borrowings	52,962,229	19,515,749
Dividends paid	(2,555,874)	(1,693,817)
Proceeds from issuance of common stock	59,871	80,967

Net cash provided by (used in) financing activities	14,310,113	(2,068,277)

Increase (decrease) in cash and cash equivalents	149,645	(831,400)
Cash and cash equivalents at beginning of period	1,706,584	2,476,521

Cash and cash equivalents at end of period	$1,856,229	$1,645,121

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2005

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2005, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC.

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

2.

INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.7 million and $3.6 million higher at December 31, 2005 and June 30, 2005, respectively if they had been valued on the FIFO method. At December 31, 2005 and June 30, 2005 the total value of LIFO inventory was $3.1 million and $3.3 million, respectively. A comparison of inventories is as follows (in millions):

	December 31, 2005	June 30, 2005

Raw materials	$19.8	$19.7
Work in process and finished parts	8.3	8.3
Finished goods	60.3	41.9

Total	$88.4	$69.9

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At December 31, 2005, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$434,800
Overnight interest rate at prime minus 1%; unsecured	565,353
$20.0 million working capital line of credit through June 29, 2006;
interest rate at LIBOR +0.75%; unsecured	18,500,000

Long-Term:
$20.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +0.75%; unsecured	13,000,000
$2.6 million fixed rate note; requiring payments through December
2010; interest rate at 5.0%; secured by certain delivery equipment;
net of current portion	2,105,963

Total	$34,606,116

The Company has lines of credit of $52.0 million with banks, borrowings at differing rates based on the date and type of financing utilized. The credit facilities provide for $44.0 million in unsecured credit and provide the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $18.5 million was outstanding at December 31, 2005, with interest selected at the option of the Company at prime (7.25% at December 31, 2005) or LIBOR (4.38% at December 31, 2005) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime minus 1%. The short-term line of credit expires June 29, 2006. The long-term portion of the credit facility provides up to $20.0 million, of which $13.0 million was outstanding at December 31, 2005, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $8.0 million to support letters of credit issued by the Company, of which $4.1 million was outstanding at December 31, 2005. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1%. The Company has effectively fixed the interest rates at 4.23% on approximately $17.1 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital disposals, all as defined in the financing agreements. At December 31, 2005, the Company was in compliance with all financial covenants contained in the credit agreement. During fiscal 2006, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2006. The Company believes that they will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

The Company financed the purchase of $2.6 million of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

Two officers of the Company are directors at one of the banks where the Company maintains a $4.0 million line of credit and where its routine daily banking transactions are processed. This line of credit is at a rate of prime minus 1% and is unsecured. There was $0.6 million borrowed against this line of credit at December 31, 2005. The Company receives no special services or pricing on the services performed by the bank due to the directorships of the two officers.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $17.1 million with a weighted average fixed rate of 4.23% at December 31, 2005. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $0.1 million as of December 31, 2005 and are reflected as non-current other assets on the accompanying consolidated balance sheet.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2005 (in millions):

Accrued warranty costs at June 30, 2005	$1.2
Payments made for warranty and related costs	(1.8)
Accrual for product warranty	1.7

Accrued warranty costs at December 31, 2005	$1.1

6.     STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the six-months ended December 31, 2005 and 2004. As of June 30, 2005 and December 31, 2005, there were 23,032 unvested shares outstanding with a weighted average grant date fair value of $0.4 million. Compensation cost related to these awards was not material during the three and six month periods ended December 31, 2005 and is not expected to be material over the weighted average remaining life of 0.8 years. The Company expects forfeitures under this plan to be nominal and there were no forfeitures in the six months ended December 31, 2005 and 2004. At December 31, 2005, 69,357 shares were available for future grants.

(2) Stock Options Plans – The stock option plans for key employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The Company’s shareholders have approved all stock option plans.

Accounting Principles Applied – Prior to July 1, 2005, the Company had elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost was recognized for its stock option plans, as the exercise price was equal to the market price of the Company’s stock on the date of grant.

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (123(R)), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In December 2005 the Company issued options for 159,500 common shares at an exercise price of $14.40 (the fair market value on the date of grant). The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.4 million. The Company also recorded a reduction of its income tax expense of $0.1 million related to the issuance of these options. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

Had the compensation expense for the quarter and six month periods ended December 31, 2004 for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended December 31, 2004	Six Months Ended December 31, 2004

Net income, as reported	$1,604,568	$2,804,710
Deduct: Total stock-based employee
compensation expense determined
under fair value method for all
awards, net of related tax effects	(394,000)	(394,000)

Pro forma net income	$1,210,568	$2,410,710

Earnings per share:
Basic – as reported	$0.25	$0.43
Basic – pro forma	0.19	0.37

Diluted – as reported	0.24	0.42
Diluted – pro forma	0.18	0.36

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006 and 2005, respectively; dividend yield of 3.6% and 3.2%; expected volatility of 23.3% and 22.2%; risk-free interest rate of 4.5% and 4.2%; and an expected life of 5 years on all options. The expected volatility is determined based on historical data. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

The weighted-average grant date fair value of stock options granted during the three months and six months ended December 31, 2005 and 2004 was $2.68 and $3.05, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three months and six months ended December 31, 2005 and 2004 respectively was not material.

At December 31, 2005, 126,200 shares were available for future grants. The Company does not anticipate that additional options will be granted during fiscal 2006. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2006 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for exercise of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2005, and the changes from June 30, 2004, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at June 30, 2004	355,641	$16.47	$2.5
Granted	153,450	16.49
Exercised	(4,595)	12.68
Canceled	(895)	20.26

Outstanding and exercisable at June 30, 2005	503,601	16.50	1.0
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	(0)

Outstanding and exercisable at December 31, 2005	661,101	$16.01	$1.0

The following table summarizes information for options outstanding and exercisable at December 31, 2005:

		Weighted Average

Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price

$10.30 - 11.44	26,200	5.0	$10.65
12.66 - 13.59	55,200	3.6	13.18
14.40 - 16.52	431,806	8.7	15.56
19.21 - 20.27	147,895	7.9	19.32

$10.30 - 22.35	661,101	8.0	$16.01

7.

CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $0.2 million and the remaining minimum payments are approximately $0.4 million at December 31, 2005. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

8.	SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for (in millions):

	Six Months Ended December 31,

	2005	2004

Interest	$672	$603
Income taxes	$1,583	$824

9.

EARNINGS PER SHARE – Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and six month periods ended December 31, 2005 and 2004, net income as reported for each respective period is divided by:

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Basic shares outstanding	6,560,190	6,537,071	6,553,776	6,522,729
Dilutive effect of stock options	22,863	80,535	19,340	77,998

Diluted shares outstanding	6,583,053	6,617,606	6,573,116	6,600,727

Stock options excluded from the calculation of
diluted EPS because the option exercise price was
greater than the average market price of the common
shares	420,201	15,895	420,201	15,895

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters and six months ended, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Net income	$489	$1,605	$1,475	$2,805
Other comprehensive income (OCI):
Change in fair value of derivatives, net of
income taxes of $10, $(34), $(20) and $27,
respectively	(18)	51	34	(42)
Change in fair value of available-for-sale,
securities, net of income taxes of $(6),
$(111), $(15) and $(104), respectively	9	171	25	159
Total other comprehensive income	(9)	222	59	117

Total comprehensive income	$480	$1,827	$1,534	$2,922

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and six months ended December 31, 2005 and 2004. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(81.5)	(80.6)	(80.9)	(81.1)

Gross margin	18.5	19.4	19.1	18.9
Selling, general and administrative	(17.5)	(16.9)	(17.7)	(16.8)
Gain on sale of facility				0.3

Operating income	1.0	2.6	1.4	2.4
Other income, net	(0.3)	(0.1)	(0.2)	(0.1)

Income before income taxes	0.8	2.5	1.2	2.3
Income tax expense	(0.3)	(1.0)	(0.5)	(0.9)

Net income	0.5%	1.5%	0.7%	1.4%

Results of Operations for the Quarter Ended December 31, 2005 vs. 2004

Net sales for the quarter ended December 31, 2005 were $106.3 million compared to the prior year quarter of $105.1 million, an increase of 1.2%. Residential net sales were $69.6 million, compared to $70.6 million, a decrease of 1.5% from the prior year quarter. Residential net sales were down slightly from the prior periods due to lower demand at the retail level. Recreational vehicle net sales were $15.9 million, compared to $18.9 million, a decrease of 15.8% from the prior year quarter. The decline in recreational vehicle net sales is due primarily to a weaker wholesale market environment. Commercial net sales were $20.8 million, compared to $15.5 million in the prior year quarter, an increase of 34.1%. The increase in commercial net sales is primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin for the quarter ended December 31, 2005 was 18.5% compared to 19.4% in the prior year quarter. Gross margin erosion in the current quarter in comparison to the prior year quarter was caused by rampant increases in raw material costs, particularly those with petrochemical content, and transportation costs which the Company was able to partially offset through selected sell price increases.

Selling, general and administrative expenses as a percentage of net sales were 17.5% and 16.8% for the current quarter and prior year quarter, respectively. The increase in selling, general and administrative costs on a quarterly basis in comparison to prior year is due to the recording of approximately $0.4 million in stock-based compensation related to stock option grants as required under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share-Based Payment, increases in royalties and general increases in other fixed expenses.

The effective tax rate was 43.1% and 38.9% in the current and prior year fiscal quarters, respectively. The Company anticipates its effective tax rate for the fiscal year to be approximately 39.2%. The primary difference between the federal statutory rate and the expected rate is the result of state taxes and application of SFAS No. 123(R) in recording compensation expense related to qualified incentive stock options for which the Company does not receive a tax benefit unless there is a disqualifying disposition.

The above factors resulted in current quarter net income of $0.5 million or $0.7 per share, compared to the prior year quarter of $1.6 million or $0.24 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2005 vs. 2004

Net sales for the six months ended December 31, 2005 were $203.7 million compared to $202.9 million in the prior year six months, an increase of 0.4%. Residential net sales were $127.7 million, compared to $129.6 million, a decrease of 1.5% from the prior year six months. Residential net sales were down slightly from the prior periods due to lower demand at the retail level. Recreational vehicle net sales were $34.2 million, compared to $40.7 million, a decrease of 19.1% from the prior year six months. The decline in recreational vehicle net sales is due primarily to a weaker wholesale market environment. Commercial net sales were $41.9 million, compared to $32.6 million in the prior year quarter, an increase of 22.2%. The increase in commercial net sales is primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin increased $0.6 million to $38.8 million or 19.1% of net sales in the current period from $38.3 million or 18.9% of sales in the prior year period. The gross margin improvement for the six-month period is a result of changes in product mix, primarily through increased sales of commercial office and other imported products, which were not significantly impacted by raw material cost increases.

Selling, general and administrative expenses as a percentage of sales were 17.7% and 16.8% for the current year and prior year, respectively. The increase in selling, general and administrative costs on a year-to-date basis in comparison to prior year is due to the recording of approximately $0.4 million in stock-based compensation related to stock option grants as required under SFAS No. 123(R), increases in royalties and general increases in other fixed expenses.

During the six months ended December 31, 2004, the Company recorded a net gain (after tax) of $0.4 million or $0.06 per share on the sale of a former manufacturing facility.

The effective tax rate was 39.2% and 39.1% in the current and prior six-month period, respectively.

The above factors resulted in current fiscal year to date net income of $1.5 million or $0.22 per share compared to $2.8 million or $0.42 per share in the prior year period, a decrease of $1.3 million or $0.22 per share from the prior year six-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2005 was $87.3 million, which includes cash, cash equivalents and investments of $3.4 million. Working capital increased by $2.0 million from June 30, 2005. Inventories increased $18.5 million primarily to meet current and anticipated future demand for import product. Accounts receivable increased $1.8 million due to expected timing fluctuations in collections. Short-term borrowings increased by $14.5 million and accounts payable increased $5.3 million to meet cash requirements related to increase in inventories and accounts receivable.

Net cash used in operating activities was $11.2 million in the six months ended December 31,2004. Net cash provided by operating activities was $2.1 million in the six months ended December 31, 2004. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, accounts receivable, inventories, accounts payable and notes payable.

Capital expenditures were $3.1 million and $2.5 million during the first six months of fiscal 2006 and 2005, respectively. During the next six months, it is anticipated that approximately $1.0 million will be used for the acquisition of capital assets. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

The Company has adequate cash, cash equivalents, short-term investments and credit arrangements to meet its operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed. During fiscal 2006, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2006. The Company believes that they will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Outlook

Flexsteel Industries, Inc., and the furniture industry in general, continue to be impacted by increases in raw material and energy costs. The second quarter ended December 31, 2005, was dominated by news of unprecedented cost increases for poly foam and other materials with petrochemical content, which are major components in our seating products, as well as increases or expected increases in other key components such as fabric, steel and plywood. At the same time, U. S. furniture manufacturers are faced with competition and pricing pressures from imported products. The Company expects these challenging business conditions to continue to have an impact on its results of operations through the remainder of the fiscal year.

In response to the aforementioned challenges, the Company will implement sell price increases for seating products, as warranted, and continue to explore cost control opportunities in all facets of its business. The Company believes it has the necessary inventories, product offerings and commitments in place to take advantage of opportunities for expansion of certain markets, such as commercial office and hospitality. The Company believes that its strategy of providing furniture from a wide selection of domestically manufactured and imported products is sound business practice and will continue.

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

Foreign Currency Risk – During the six-month periods ended December 31, 2005 and 2004, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2005, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $150,000, assuming no change in the volume or composition of debt at December 31, 2005. The Company has effectively fixed the interest rates on approximately $17.1 million of its long-term debt through the use of interest rate swaps at 4.23%, and fixed the interest rate on an additional $2.0 million through fixed rate equipment financing. The estimated earnings reduction takes the interest rate swaps and fixed interest financing into account. As of December 31, 2005, the fair value of the swaps is an asset of approximately $0.1 million and is included in non-current other assets.

Tariffs – The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products. The annual review of the tariffs related to wooden bedroom furniture manufactured in the People’s Republic of China by the U.S. Department of Commerce began January 4, 2006. According to the Department of Commerce’s schedule, the preliminary administrative review is expected to last 245 days from the end of January 2006, and the final review will be completed 372 days from the end of January 2006. The preliminary review can be extended 120 days and the final review can be extended by 60 days. The Company continues to review alternate sources of product supply to minimize the impact of the tariffs. The tariffs apply to less than 3% of the Company’s net sales.

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

(b)     Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 12, 2005, Proposal 1 set forth in the Board of Directors’ definitive Proxy Statement dated November 1, 2005 was approved and adopted by the stockholders as follows:

Proposal 1 (Election of Directors): Thomas E. Holloran: For 5,574,815, Withheld 117,975, Abstentions and Broker Non-votes 34,779. K. Bruce Lauritsen: For 5,648,630, Withheld 44,160, Abstentions and Broker Non-votes 34,779. L. Bruce Boylen: For 5,686,734, Withheld 6,056, Abstentions and Broker Non-votes 34,779. Ronald J. Klosterman: For 5,621,951, Withheld 70,839, Abstentions and Broker Non-votes 34,779. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Ronald J. Klosterman, Jeffrey T. Bertsch, Mary C. Bottie, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, James R. Richardson, Patrick M. Crahan, Robert E. Deignan and Eric S. Rangen.

Item 5.    Other Information

The registrant filed the following reports on Form 8-K during the quarter ended December 31, 2005:

•	Press Release dated October 19, 2005 – Flexsteel Announces First Quarter Operating Results

Item 6.    Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	February 9, 2006

		By:	/S/ Timothy E. Hall

Timothy E. Hall Chief Financial Officer & Principal Financial Officer