Form 10-Q
period 2006-03-31
FLEXSTEEL INDUSTRIES INC
filed 2006-04-21
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [No Fee Required]
For the quarterly period ended March 31, 2006

or

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

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Common Stock — $1.00 Par Value
Shares Outstanding as of March 31, 2006	6,562,456

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2006	June 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$801,050	$1,706,584
Investments	754,690	1,508,751
Trade receivables – less allowance for doubtful accounts:
March 31, 2006, $3,230,000;
June 30, 2005, $3,060,000	50,542,637	48,355,070
Inventories	86,786,489	69,945,400
Deferred income taxes	4,520,000	4,430,000
Other	2,422,728	1,851,869

Total current assets	145,827,594	127,797,674
NON-CURRENT ASSETS:
Property, plant and equipment, net	25,275,425	26,140,914
Deferred income taxes	2,210,000	1,830,000
Other assets	11,585,317	10,889,090

TOTAL	$184,898,336	$166,657,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$20,481,928	$16,259,905
Current maturities of long-term debt	458,671
Notes payable	5,897,493	5,000,000
Accrued liabilities:
Payroll and related items	8,244,022	7,278,474
Insurance	7,310,829	7,622,551
Other	7,419,983	6,248,403

Total current liabilities	49,812,926	42,409,333
LONG-TERM LIABILITIES:
Long-term debt	21,969,674	12,800,000
Deferred compensation	5,171,749	5,061,951
Other liabilities	1,588,674	1,588,674

Total liabilities	78,543,023	61,859,958

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value;
authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value;
authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding March 31, 2006, 6,562,456 shares;
outstanding June 30, 2005, 6,541,436 shares	6,562,456	6,541,436
Additional paid-in capital	3,653,653	2,954,398
Retained earnings	95,873,854	95,196,022
Accumulated other comprehensive income	265,350	105,864

Total shareholders’ equity	106,355,313	104,797,720

TOTAL	$184,898,336	$166,657,678

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
NET SALES	$110,345,280	$101,348,058	$314,081,702	$304,254,441
COST OF GOODS SOLD	(88,979,296)	(83,175,515)	(253,869,453)	(247,826,424)

GROSS MARGIN	21,365,984	18,172,543	60,212,249	56,428,017
SELLING, GENERAL AND ADMINISTRATIVE	(18,223,706)	(16,627,533)	(54,320,932)	(50,637,603)
GAIN ON SALE OF FACILITIES		200,409		809,022

OPERATING INCOME	3,142,278	1,745,419	5,891,317	6,599,436

OTHER INCOME (EXPENSE):
Interest and other income	247,120	141,687	554,055	436,373
Interest expense	(487,530)	(247,448)	(1,118,934)	(791,441)

Total	(240,410)	(105,761)	(564,879)	(355,068)

INCOME BEFORE INCOME TAXES	2,901,868	1,639,658	5,326,438	6,244,368
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(1,140,000)	60,000	(2,090,000)	(1,740,000)

NET INCOME	$1,761,868	$1,699,658	$3,236,438	$4,504,368

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,562,456	6,539,079	6,556,669	6,528,179

Diluted	6,583,230	6,606,997	6,576,487	6,602,816

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.27	$0.26	$0.49	$0.69

Diluted	$0.27	$0.26	$0.49	$0.68

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$3,236,438	$4,504,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,099,889	4,381,188
Stock-based compensation expense	427,000
Gain on disposition of capital assets	(41,647)	(852,838)
Deferred income taxes	(470,000)	(770,000)
Changes in operating assets and liabilities:
Trade receivables	(2,187,567)	6,179,784
Inventories	(16,841,089)	1,792,799
Other current assets	(570,859)	1,130,873
Other assets	(511,971)	(776,944)
Accounts payable - trade	4,222,023	(1,365,486)
Accrued liabilities	2,037,849	(674,413)
Other long-term liabilities	91,109	(65,143)
Deferred compensation	109,798	125,655

Net cash (used in) provided by operating activities	(6,490,136)	13,609,843

INVESTING ACTIVITIES:
Purchases of investments	(700,245)	(679,204)
Proceeds from sales of investments	1,331,355	418,605
Proceeds from sale of capital assets	75,286	2,087,208
Capital expenditures	(3,169,859)	(2,714,835)

Net cash used in investing activities	(2,463,463)	(888,226)

FINANCING ACTIVITIES:
Repayment of borrowings	(67,918,649)	(33,392,554)
Proceeds from borrowings	78,444,487	23,787,127
Dividends paid	(2,555,874)	(2,543,762)
Proceeds from issuance of common stock	78,101	175,022

Net cash provided by (used in) financing activities	8,048,065	(11,974,167)

Increase (decrease) in cash and cash equivalents	(905,534)	747,450
Cash and cash equivalents at beginning of period	1,706,584	2,476,521

Cash and cash equivalents at end of period	$801,050	$3,223,971

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2006

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. (the Company or Flexsteel), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2005, and the notes thereto, included in Flexsteel’s Annual Report on Form 10-K as filed with the SEC.

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the oldest and largest manufacturers and marketers, as well as an importer, of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Furniture products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, bedroom, dining room, occasional tables, and home and commercial office furniture. The Company has two wholly owned subsidiaries: (1) Desert Dreams, Inc. which owns and leases a commercial building to an unrelated entity, and (2) DMI Furniture, Inc. (“DMI”), a manufacturer, importer and marketer of residential and commercial furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

2.	INVENTORIES – Are stated at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.6 million higher at March 31, 2006 and June 30, 2005 if they had been valued on the FIFO method. At March 31, 2006 and June 30, 2005 the total value of LIFO inventory was $3.6 million and $3.3 million, respectively. A comparison of inventories is as follows (in millions):

	March 31, 2006	June 30, 2005
Raw materials	$18.1	$19.7
Work in process and finished parts	8.1	8.3
Finished goods	60.6	41.9

Total	$86.8	$69.9

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At March 31, 2006, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.4
Overnight borrowings with interest rate at prime minus 1%; unsecured .	0.9
$20.0 million working capital line of credit through June 29, 2006;
interest rate at LIBOR +1.0%; unsecured	5.0

Long-Term:
$20.0 million revolving note; expires September 30, 2007;
interest rate at LIBOR +1.25%; unsecured	20.0
$2.6 million fixed rate note; requiring equal monthly payments through
December 2010; interest rate at 5.0%; secured by certain
delivery equipment; net of current portion	2.0

Total	$28.3

The Company has lines of credit of $52.0 million with banks, borrowings at differing rates based on the date and type of financing utilized. The credit facilities provide for $48.0 million in unsecured credit and provide the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $5.0 million was outstanding at March 31, 2006, with interest selected at the option of the Company at prime (7.75% at March 31, 2006) or LIBOR (4.8% at March 31, 2006) plus 1.0%. The short-term portion also provides overnight credit when required for operations. The short-term line of credit expires June 29, 2006. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at March 31, 2006, and expires September 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 1.25%. The credit facility also provides $8.0 million to support letters of credit issued by the Company, of which $3.3 million was outstanding at March 31, 2006. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1%. The Company has effectively fixed the interest rates at 4.2% on approximately $16.8 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, consolidated net worth ratio, and limitations on capital disposals, all as defined in the financing agreements. At March 31, 2006, the Company was in compliance with all financial covenants contained in the credit agreement. During fiscal 2006, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2006. The Company believes that they will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

The Company financed the purchase of $2.6 million of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit and where its routine daily banking transactions are processed. This line of credit is at a rate of prime minus 1% and is unsecured. There was $0.4 million borrowed against this line of credit at March 31, 2006. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.	DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $16.8 million with a weighted average fixed rate of 4.2% at March 31, 2006. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $0.3 million as of March 31, 2006 and are reflected as non-current other assets on the accompanying consolidated balance sheet.

5.	ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2006 (in millions):

Accrued warranty costs at June 30, 2005	$1.2
Payments made for warranty and related costs	(3.0)
Accrual for product warranty	2.9

Accrued warranty costs at March 31, 2006	$1.1

6.	STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the nine months ended March 31, 2006 and 2005. As of June 30, 2005 and March 31, 2006, there were 23,032 unvested shares outstanding with a total weighted average grant date fair value of $0.4 million. Compensation cost related to these awards was not material during the three and nine month periods ended March 31, 2006 and is not expected to be material over the weighted average remaining life of 0.8 years. The Company expects forfeitures under this plan to be nominal and there were no forfeitures in the nine months ended March 31, 2006 and 2005. At March 31, 2006, 69,357 shares were available for future grants.

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

No options were granted during the three-month period ended March 31, 2005, and there were no unvested options outstanding at July 1, 2004 (as all options are fully vested upon grant). Therefore, there was no pro-forma compensation expense to be disclosed in according with SFAS No. 128 for the three-month period ended March 31, 2005.

Had the compensation expense for the nine-month period ended March 31, 2005 for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123(R), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in millions, except per share amounts):

Nine Months Ended March 31, 2005
Net income, as reported	$4.5
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(0.4)

Pro forma net income	$4.1

Earnings per share:
Basic – as reported	$0.69
Basic – pro forma	0.63

Diluted – as reported	0.68
Diluted – pro forma	0.62

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

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2006 and 2005 was $2.68 and $3.04, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three months and nine months ended March 31, 2006 and 2005, respectively, was not material.

At March 31, 2006, 126,200 shares were available for future grants. The Company does not anticipate that additional options will be granted during fiscal 2006. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2006 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for exercise of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of March 31, 2006, and the changes from June 30, 2004, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at June 30, 2004	355,641	$16.47	$2.5
Granted	153,450	16.49
Exercised	(4,595)	12.68
Canceled	(895)	20.26

Outstanding and exercisable at June 30, 2005	503,601	16.50	0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	0

Outstanding and exercisable at March 31, 2006	661,101	$16.01	$0.1

The following table summarizes information for options outstanding and exercisable at March 31, 2006:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	26,200	4.8	$10.65
12.66 – 13.59	55,200	3.3	13.18
14.40 – 16.52	431,806	8.5	15.56
19.21 – 20.27	147,895	7.6	19.32

$10.30 – 22.35	661,101	7.7	$16.01

7.	CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $0.2 million and the remaining minimum payments are approximately $0.3 million at March 31, 2006. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

8.	SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for (in millions):

	Nine Months Ended March 31,
	2006	2005
Interest	$1.1	$0.8
Income taxes	$2.0	$1.3

9.	EARNINGS PER SHARE – Basic earnings per share (EPS) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and nine month periods ended March 31, 2006 and 2005, net income as reported for each respective period is divided by:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Basic shares outstanding	6,562,456	6,539,079	6,556,669	6,528,179
Dilutive effect of stock options	20,774	67,918	19,818	74,637

Diluted shares outstanding	6,583,230	6,606,997	6,576,487	6,602,816

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	420,201	147,895	420,201	147,895

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters and nine months ended, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net income	$1,762	$1,700	$3,236	$4,504
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $(37), $(61), $(57) and $(5), respectively	57	98	91	57
Change in fair value of available-for-sale, securities, net of income taxes of $(27), $58, $(42) and $(127), respectively	43	(50)	69	110
Total other comprehensive income	100	48	160	167

Total comprehensive income	$1,862	$1,748	$3,396	$4,671

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and nine months ended March 31, 2006 and 2005. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(80.6)	(82.1)	80.8	(81.5)

Gross margin	19.4	17.9	19.2	18.5
Selling, general and administrative	(16.5)	(16.4)	(17.3)	(16.6)
Gain on sale of facility		0.2		0.3

Operating income	2.9	1.7	1.9	2.2
Other expense, net	(0.3)	(0.1)	(0.2)	(0.1)

Income before income taxes	2.6	1.6	1.7	2.1
Income tax (expense) benefit	(1.0)	0.1	(0.7)	(0.6)

Net income	1.6%	1.7%	1.0%	1.5%

Results of Operations for the Quarter Ended March 31, 2006 vs. 2005

Net sales for the quarter ended March 31, 2006 were $110.3 million compared to the prior year quarter of $101.3 million, an increase of 8.9%. Residential net sales were $69.6 million, an increase of 7.8% from the prior year quarter net sales of $64.6 million. This increase in residential net sales in the current quarter is primarily due to greater demand for products in existing markets and introduction into newly developed markets. Recreational vehicle net sales were $19.1 million, compared to $19.7 million, a decrease of 3.4% from the prior year quarter. The decline in recreational vehicle net sales is due primarily to a weaker wholesale market environment. Commercial net sales were $21.6 million, compared to $17.0 million in the prior year quarter, an increase of 27.2%. The increase in commercial net sales is primarily due to expanded commercial office product offerings and improved industry performance for hospitality products.

Gross margin for the quarter ended March 31, 2006 was 19.4% compared to 17.9% in the prior year quarter. The gross margin improvement for the quarter is a result of a greater percentage of shipments of commercial office, hospitality and foreign sourced products whose margins were not as significantly impacted by raw material cost increases. In addition selected selling price increases have been implemented. However, the Company has been unable to fully pass on these raw material cost increases on domestically manufactured product.

Selling, general and administrative expenses as a percentage of net sales were 16.5% and 16.4% for the current quarter and prior year quarter, respectively.

During the quarter ended March 31, 2005, the Company recorded a pre-tax gain on the sale of a former manufacturing facility of $0.2 million.

Operating income for the current quarter was $3.1 million compared to $1.7 million in the prior year quarter reflecting higher sales volume at improved margins.

The effective tax rate was 39.3% and (3.7%) in the current and prior year fiscal quarters, respectively. During the quarter ended March 31, 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable results, the Company reduced its estimated accrued tax liabilities by $0.7 million. This resulted in a significant one-time reduction in the effective tax rate.

The above factors resulted in current quarter net income of $1.8 million or $0.27 per share, compared to the prior year quarter of $1.7 million or $0.26 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2006 vs. 2005

Net sales for the nine months ended March 31, 2006 were $314.1 million compared to $304.3 million in the prior year nine months, an increase of 3.2%. Residential net sales were $197.4 million, compared to $194.2 million, an increase of 1.6% from the prior year nine months. Recreational vehicle net sales were $53.3 million, compared to $60.5 million, a decrease of 11.9% from the prior year nine months. The decline in recreational vehicle net sales is due primarily to a weaker wholesale market environment. Commercial net sales were $63.4 million, compared to $49.6 million in the prior year quarter, an increase of 28.1%. The increase in commercial net sales is primarily due to expanded commercial office product offerings and improved industry performance for hospitality products.

Gross margin increased $3.8 million to $60.2 million or 19.2% of net sales in the current period from $56.4 million or 18.5% of sales in the prior year period, reflecting the improved margin in the current quarter.

Selling, general and administrative expenses as a percentage of sales were 17.3% and 16.6% for the current year and prior year, respectively. The increase in selling, general and administrative costs on a year-to-date basis in comparison to prior year resulted from increases in marketing and royalty expenses, general increases in other fixed administrative expenses and the recording of stock-based compensation expense related to stock option grants.

For the fiscal year-to-date in 2005 the Company has recorded pre-tax gains of $0.8 million on the sale of facilities.

The effective tax rate was 39.2% and 27.9% in the current and prior nine-month period, respectively. The Company anticipates its effective tax rate for the fiscal year ending June 30, 2006 will be approximately 39.2%.

The above factors resulted in current fiscal year to date net income of $3.2 million or $0.49 per share compared to $4.5 million or $0.68 per share in the prior year period, a decrease of $1.3 million or $0.19 per share from the prior year nine-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2006 was $96.0 million, compared to $85.4 million at June 30, 2005. Inventories increased $16.8 million primarily to meet current and anticipated future demand for foreign sourced product. Accounts receivable increased $2.2 million due to expected timing fluctuations in collections. Short-term borrowings increased by $1.4 million and accounts payable increased $4.2 million due to increases in inventories and accounts receivable.

Net cash used in operating activities was $6.5 million in the nine months ended March 31, 2006. Net cash provided by operating activities was $13.6 million in the nine months ended March 31, 2005. Fluctuations in net cash provided by operating activities were primarily the result of changes in net income, accounts receivable, inventories and accounts payable.

Capital expenditures were $3.2 million and $2.7 million during the first nine months of fiscal 2006 and 2005, respectively, primarily for delivery equipment. During the next three months, it is anticipated that less than $0.5 million will be used for the acquisition of capital assets. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

The Company has adequate cash and credit arrangements to meet its operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed. During fiscal 2006, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2006. The Company believes that they will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Outlook

Flexsteel Industries, Inc., and the furniture industry in general, continues to be impacted by increases in interest rates and geopolitical issues leading to increased energy costs and marketplace uncertainty. U. S. furniture manufacturers continue to be faced with competition and pricing pressures from foreign sourced products. The Company expects these challenging business conditions, which could have an impact on its results of operations, to continue through the remainder of the fiscal year.

In response to the aforementioned challenges, the Company continues to monitor sell prices for its products and continues to identify and implement cost control opportunities in all facets of its business. The Company believes it has the necessary inventories, product offerings and commitments in place to take advantage of opportunities for expansion into new markets. The Company believes that its strategy of providing furniture from a broad and varied selection of domestically manufactured and foreign sourced products is a sound business practice that it will continue to pursue.

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

Foreign Currency Risk – During the nine-month periods ended March 31, 2006 and 2005, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices, except as discussed above.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2006, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $90,000, assuming no change in the volume or composition of debt at March 31, 2006. The Company has effectively fixed the interest rates on approximately $16.8 million of its long-term debt through the use of interest rate swaps at 4.2%, and fixed the interest rate on an additional $2.4 million through fixed rate equipment financing. The estimated earnings reduction takes the interest rate swaps and fixed interest financing into account. As of March 31, 2006, the fair value of the swaps is an asset of approximately $0.3 million and is included in non-current other assets.

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

(b)    Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II   OTHER INFORMATION

Item 5.    Other Information

The registrant filed the following reports on Form 8-K during the quarter ended March 31, 2006:

•	Press Release dated February 7, 2006 – Flexsteel Announces Second Quarter and Year-To-Date Operating Results

Item 6.    Exhibits

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	April 21, 2006

		By:	/S/ Timothy E. Hall

Timothy E. Hall Chief Financial Officer & Principal Financial Officer