Form 10-K
period 2006-06-30
FLEXSTEEL INDUSTRIES INC
filed 2006-09-07
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2006
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	42-0442319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
P.O. Box 877, Dubuque, Iowa	52004-0877
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(563) 556-7730

Securities registered pursuant to Section 12(b) of the Act: ☐

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2005 (which was the last business day of the registrant’s most recently completed second quarter) was $55,420,517.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 6,563,750 Common Shares ($1 par value) as of August 18, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2006 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

          Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

          The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

General
          Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in seat spring. The Company primarily distributes its products throughout the United States through the Company’s sales force to furniture dealers, department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

          The Company has two active wholly-owned subsidiaries: (1) DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, which is a Louisville, Kentucky-based, vertically integrated manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture, and (2) Desert Dreams, Inc., which owns a commercial building that it leases to an unrelated entity. A third wholly-owned subsidiary, Four Seasons, Inc. is no longer active.

          The Company operates in one reportable operating segment, furniture products. Our furniture products business involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential, recreational vehicle, and commercial markets. The Company’s furniture products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales.

          The Company’s furniture products have three primary areas of application – residential, recreational vehicle and commercial. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

Residential	$267,714	$261,900	$266,251

Recreational Vehicle	71,981	78,838	85,421

Commercial	86,713	69,284	49,550

	$426,408	$410,022	$401,222

Domestic Manufacturing and Offshore Sourcing
          There has been a significant change in recent years in the manner by which we acquire products to be introduced to the market. We have traditionally been a domestic furniture manufacturer, however with the changes occurring within the furniture industry our blended strategy now combines offshore sourcing of finished and component parts with our domestically manufactured products.

          We operate nine manufacturing facilities that are located in Arkansas, California, Georgia, Indiana, Iowa, Mississippi, and Pennsylvania. These domestic manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our domestic production includes the use of selected offshore component parts to enhance our product quality and value in the marketplace.

          We integrate our domestic manufactured products with finished products acquired from a limited number of offshore suppliers who can meet our quality specification and scheduling requirements. We have approximately 120 employees located in Asia to inspect and coordinate the delivery of these products.

          We will continue to pursue and refine this blended strategy, offering customers domestically manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers with varied price points, styles and product categories. This blended focus on products allows the Company to provide a wide range of options to satisfy customer requirements.

Competition
          The furniture industry is highly competitive and includes a large number of domestic and foreign manufacturers, none of which dominates the market. The competition has significantly increased from foreign manufacturers in countries such as China, which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Our products compete based on style, quality, price, delivery, service and durability. We believe that our domestic manufacturing capabilities and facility locations, our commitment to our customers, our product quality and value and experienced production, marketing and management teams, now aided by offshore sourced finished product, are our competitive advantages.

Seasonality
          The Company’s business is not considered seasonal.

Foreign Operations
          The Company makes minimal export sales. The Company has no foreign manufacturing operations. At June 30, 2006, the Company had approximately 120 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog
          The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2006	June 30, 2005	June 30, 2004

$50,600 *	$48,600	$44,700

          * This entire amount is expected to be filled in the fiscal year ending June 30, 2007.

Raw Materials
          The Company’s domestically manufactured furniture products utilize various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock, polyurethane and other raw materials in manufacturing furniture. While the Company purchases these materials from numerous outside suppliers, both domestic and offshore, it is not dependent upon any single source of supply. The costs of certain raw materials are increasing, but all continue to be readily available.

Industry Factors
          The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products. Tariff expense on wooden bedroom furniture imported from China is based on the most current rates published by the Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from. The Company continues to review alternate sources of product supply to minimize the impact of the tariffs. The tariffs currently apply to less than 3% of the Company’s net sales.

Government Regulations
          The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally. These include regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to the hiring, treatment, safety, and discharge of employees.

Environmental Matters
          The Company is subject to environmental laws and regulations, particularly with respect to industrial waste. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Trademarks, Patents and Licenses
          The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds and various other recreational vehicle seating products. The Company owns certain trademarks in connection with its furniture products, which trademarks are due to expire on dates ranging from 2007 to 2018. The Company does not consider its trademarks, patents and licenses material to its business.

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

Fiscal Year Ended June 30,	Expenditures

2006	$2,990
2005	$2,910
2004	$2,800

Employees
          The Company had approximately 2,400 employees as of June 30, 2006, including approximately 700 employees that are covered by collective bargaining agreements and approximately 120 employees located in Asia. Management believes it has good relations with employees.

Website and Available Information
          Our website is located at www.flexsteel.com. Information on the website does not constitute part of this Annual Report on Form 10-K.

          A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), and other SEC reports filed or furnished are available on the Company’s website at www.flexsteel.com without charge. Copies of our SEC reports and filings, and our Code of Ethics referred to as our Guidelines for Business Conduct, can also be obtained, without charge, by writing to the Office of the Secretary, Flexsteel Industries, Inc., P. O. Box 877, Dubuque, IA 52004-0877.

Item 1A – Risk Factors

          Our business is subject to a variety of risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Annual Report on Form 10-K. Should any of these risks actually materialize, our business, financial condition, and future prospects could be negatively impacted. These risks are not the only ones we face. There may be additional factors that are presently unknown to us or that we currently believe to be immaterial that could affect our business.

          We may lose market share due to competition, which would decrease our future sales and earnings.

          The furniture industry is very competitive and fragmented. We compete with many domestic and foreign manufacturers. Some competitors have greater financial resources than we have and often offer extensively advertised, well-recognized, branded products. Additionally, competition from foreign producers has increased dramatically in the past few years. These foreign producers typically have lower selling prices due to their lower operating costs. As a result, we may not be able to maintain or to raise the prices of our products in response to such competitive pressures or increasing costs. Also due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish and other construction techniques) from those of our competitors. Large retail furniture dealers have the ability to obtain offshore sourcing on their own. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

          We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures, but this approach may adversely affect our ability to service customers, which could lower future sales and earnings.

          Our sourcing vendors may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications and either manufacture internally or find alternative vendors potentially at a higher cost, or may be forced to discontinue the product. Also, delivery of goods from our foreign sourcing vendors may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

          Changes in political, economic, and social conditions, as well as laws and regulations in the other countries from which we source products could adversely affect us. This could make it more difficult for us to service our customers. International trade policies of the United States and countries from which we source products could adversely affect us. Imposition of trade sanctions relating to imports, taxes, import duties and other charges on imports could increase our costs and decrease our earnings. Also, significant fluctuations of foreign exchange rates against the value of the U.S. dollar could increase costs and decrease earnings.

          Efforts to realign manufacturing could decrease our near-term earnings.

          We continually review our domestic manufacturing operations and offshore sourcing capabilities. As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures. We also may shift certain products to or from domestic manufacturing to offshore sourcing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions. We may not always accomplish these actions as quickly as anticipated, and we may not fully achieve the expected cost reductions.

          An economic downturn could adversely affect our business and decrease our sales and earnings.

          Economic downturns could affect consumer-spending habits by decreasing the overall demand for home furnishings, recreational vehicles and commercial products and adversely affect our business. Interest rates, consumer confidence, housing starts, and geopolitical factors that affect many other businesses are particularly significant to us because our products are consumer goods.

          If we experience fluctuations in the price, availability and quality of raw materials, this could cause manufacturing delays, adversely affect our ability to provide goods to our customers and increase our costs, any of which could decrease our sales and earnings.

          We use various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for all of our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our suppliers. Unfavorable fluctuations in the price, quality and availability of these raw materials could negatively affect our ability to meet demands of our customers. The inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures.

          Our failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner could adversely affect our business and decrease our sales and earnings.

          Furniture is a styled product and is subject to rapidly changing consumer trends and tastes. If we are unable to predict or respond to changes in these trends and tastes in a timely manner, we may lose sales and have to sell excess inventory at reduced prices. This could lower our sales and earnings.

          If we experience the loss of large customers through business failures (or for other reasons), any extended business interruptions at our manufacturing facilities, or problems with our fabric suppliers, this could decrease our future sales and earnings.

          Although we have no customers that individually represent 10% or more of our net sales, the possibility of business failures by, or the loss of, large customers could decrease our future sales and earnings. Lost sales may be difficult to replace and any amounts owed to us may become uncollectible. Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in market share decreases.

          The financial condition of some of our domestic and foreign fabric suppliers could impede their ability to provide these products to us in a timely matter. We have seen the number of domestic suppliers declining, and a majority of those larger suppliers that remain are experiencing financial difficulties. In addition, upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.

          At times it is necessary we discontinue certain relationships with customers (retailers) who do not meet our growth and profitability standards. Until realignment is established, there can be a decrease in near-term sales and earnings. We continually review relationships with our customers (retailers) and future realignments are possible based upon such ongoing reviews.

          We are, and may in the future be, a party to legal proceedings and claims, including those involving product liability or environmental matters, some of which claim significant damages and could adversely affect our business, operating results and financial condition.

          We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We maintain insurance against product liability claims, but there can be no assurance such coverage will continue to be available on terms acceptable to us or that such coverage will be adequate for liabilities actually incurred.

          Given the inherent uncertainty of litigation, we can offer no assurance future litigation will not have a material adverse impact on our business, operating results or financial condition. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment and we could incur substantial costs as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws.

          We may engage in acquisitions and investments in businesses, which could dilute our earnings per share and decrease the value of our common stock.

          As part of our business strategy, we may make acquisitions and investments in businesses that offer complementary products. Risks commonly encountered in acquisitions include the possibility that we pay more than the acquired company or assets are worth, the difficulty of assimilating the operations and personnel of the acquired business, the potential disruption of our ongoing business and the distraction of our management from ongoing business. Consideration paid for future acquisitions could be in the form of cash or stock or a combination thereof. Dilution to existing stockholders and to earnings per share may result in connection with any such future acquisition.

          We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

          Accounting rules require that long-lived assets be tested for impairment at least annually. We have substantial long-lived assets, consisting primarily of property, plant and equipment, which based upon the outcome of the annual test, could result in the write-down of all or a portion of these assets.

          Restrictive covenants in our existing credit facilities may restrict our ability to pursue our business strategies.

          Our existing credit facilities limit our ability, among other things, to: incur additional indebtedness; make investments; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and create liens.

          The restrictions contained in our credit facilities could: limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our best interest.

          A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under our credit facilities. If a default occurs, the lender under our credit agreement may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under our outstanding notes. The lender will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lender will also have the right to initiate collection proceedings against us. If the indebtedness under our credit facilities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the indebtedness under the credit facilities and our other indebtedness.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

          The Company owns the following facilities:

	Approximate
Location	Size (square feet)	Principal Operations

Dubuque, Iowa	853,000	Upholstered Furniture – Recreational Vehicle – Metal Working and Corporate Offices
Lancaster, Pennsylvania	216,000	Upholstered Furniture
Riverside, California	236,000	Upholstered Furniture – Recreational Vehicle
Dublin, Georgia	300,000	Upholstered Furniture
Harrison, Arkansas	221,000	Upholstered Furniture – Woodworking
Starkville, Mississippi	349,000	Upholstered Furniture – Woodworking
New Paris, Indiana	168,000	Recreational Vehicle – Metal Working
Huntingburg, Indiana	612,000	Case Goods Production and Assembly – Woodworking – Warehouse
Ferdinand, Indiana	47,000	Woodworking

          The Company leases the following facilities:

Location	Approximate Size (square feet)	Principal Operations

Riverside, California	30,000	Warehouse and Distribution
Vancouver, Washington	16,000	Warehouse and Distribution
Louisville, Kentucky	15,000	Corporate Offices
Ferdinand, Indiana	57,000	Warehouse and Distribution
Jasper, Indiana	123,000	Warehouse and Distribution

          The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. Management believes there is adequate production capacity at the Company’s facilities to meet present market demands.

          The Company leases showrooms for displaying its products in the furniture markets in High Point, North Carolina and Las Vegas, Nevada.

          One of the Company’s wholly-owned subsidiaries, Desert Dreams, Inc., owns a commercial building in Phoenix, Arizona, that it leases to an unrelated entity.

Item 3.	Legal Proceedings

          From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its consolidated operating results, financial condition, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

          During the quarter ended June 30, 2006 no matter was submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The NASDAQ Global Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share

	Fiscal 2006		Fiscal 2005

	High	Low	High	Low	Fiscal 2006	Fiscal 2005

First Quarter	$15.51	$14.00	$23.50	$17.54	$0.13	$0.13
Second Quarter	15.47	13.56	18.50	16.00	0.13	0.13
Third Quarter	14.84	13.67	17.99	15.02	0.13	0.13
Fourth Quarter	14.10	12.01	16.78	13.65	0.13	0.13

          * Reflects the market price as quoted by the National Association of Securities Dealers, Inc. or reported by The NASDAQ Global Market.

          The Company estimates there were approximately 1,700 holders of common stock of the Company as of June 30, 2006.

          There were no repurchases of the Company’s common stock during the quarter ended June 30, 2006.

Item 6.	Selected Financial Data

          The selected financial data presented below should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected consolidated statement of operations data of the Company is derived from the Company’s consolidated financial statements.

Five-Year Review
(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004 (4)	2003	2002

SUMMARY OF OPERATIONS
Net sales	$426,408	$410,023	$401,222	$291,977	$279,671
Cost of goods sold	345,068	333,170	318,047	226,438	218,151
Operating income	8,561	9,066	16,602	13,284	8,129
Interest and other income	775	628	977	1,084	1,052
Interest expense	1,557	990	839	127	22
Income before income taxes	7,778	8,704	16,740	14,241	9,160
Provision for income taxes (3)	3,060	2,660	6,610	5,950	3,500
Net income (1) (2) (5)	4,718	6,044	10,130	8,291	5,660
Earnings per common share: (1) (2) (5)
Basic	0.72	0.93	1.57	1.33	0.93
Diluted	0.72	0.92	1.55	1.30	0.92
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.52
STATISTICAL SUMMARY
Average common shares outstanding:
Basic	6,558	6,531	6,440	6,255	6,095
Diluted	6,577	6,601	6,530	6,367	6,159
Total assets	$183,326	$166,658	$169,519	$120,700	$119,159
Property, plant and equipment, net	24,158	26,141	30,327	20,378	20,558
Capital expenditures	3,411	3,347	6,030	5,100	1,100
Long-term debt	21,846	12,800	17,583	—	—
Working capital (current assets less current liabilities)	96,987	85,388	83,352	67,666	62,228
Shareholders’ equity	$107,502	$104,798	$101,612	$93,753	$87,717
SELECTED RATIOS
Net income as percent of sales	1.1%	1.5%	2.5%	2.8%	2.0%
Current ratio	3.0 to 1	3.0 to 1	2.9 to 1	4.0 to 1	3.3 to 1
Return on ending shareholders’ equity	4.4%	5.8%	10.0%	8.8%	6.5%
Return on beginning shareholders’ equity	4.5%	6.0%	10.8%	9.5%	6.7%
Average number of employees	2,400	2,460	2,610	2,320	2,260

(1)

Fiscal 2006 net income and per share amounts reflect the recording of stock-based compensation expense, as required by Statement of Financial Accounting Standard No. 123 (Revised), of $0.4 million (after tax) or $0.06 per share.

(2)	Fiscal 2005 net income and per share amounts reflect a net gain (after tax) on the sale of facilities of approximately $0.5 million or $0.08 per share.

(3)

During the fiscal year ended June 30, 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities by $0.7 million. The decrease resulted in an income tax rate of 30.6% for the fiscal year ending June 30, 2005.

(4)	The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase on September 17, 2003. The amounts herein include the operations of DMI since that date.

(5)	Fiscal 2002 net income and per share amounts reflect a net loss (after tax) related to restructuring costs of approximately $1.3 million or $0.21 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

The discussion and analysis of the Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Ultimate results may differ from these estimates under different assumptions or conditions.

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

Warranty – the Company has warranty coverage with respect to the original purchases of our products that range from three months to lifetime. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

Income taxes – the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income.

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

Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment”, which amends SFAS No. 123 and became effective for the Company in the fiscal year ended June 30, 2006 (“fiscal 2006”). See Note 10 in Item 8 for the effects of the adoption.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 on July 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued by the FASB in June 2006. FIN No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, Accounting for Income Taxes. The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN No. 48 is effective as of the beginning of the first fiscal year after December 15, 2006. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN No. 48 will be recognized as a change in accounting principle as of the end of the period in which FIN No. 48 is adopted. The Company is currently evaluating the impact of applying this interpretation as of July 1, 2007, which will be the effective date of FIN No. 48 for the Company.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2006, 2005 and 2004. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(80.9)	(81.3)	(79.3)

Gross margin	19.1	18.7	20.7
Selling, general and administrative	(17.1)	(16.7)	(16.6)
Gain on sale of facilities	—	0.2	—

Operating income	2.0	2.2	4.1
Other (expense) income, net	(0.2)	(0.1)	—

Income before income taxes	1.8	2.1	4.1
Provision for income taxes	(0.7)	(0.6)	(1.6)

Net income	1.1%	1.5%	2.5%

Fiscal 2006 Compared to Fiscal 2005

Net sales for the fiscal year ended June 30, 2006 were $426.4 million compared to $410.0 million in the prior fiscal year, an increase of 4.0%. Residential net sales of $267.7 million were up 2.2% from residential net sales of $261.9 million in the prior year. Recreational vehicle net sales decreased 8.7% to $72.0 million, compared to $78.8 million in the fiscal year ended June 30, 2005. The fiscal year decline in recreational vehicle net sales is due to a generally soft wholesale market environment for recreational vehicles. Net sales of commercial products increased from $69.3 million to $86.7 million, for the fiscal year ended June 30, 2006. This approximate 25.2% increase in commercial net sales for the fiscal year ended June 30, 2006 is primarily due to expanded commercial office product offerings and improved industry performance of hospitality products.

Gross margin for the fiscal year ended June 30, 2006 was 19.1% compared to 18.7% for the prior fiscal year. Gross margin for the fiscal year ended June 30, 2006 was adversely affected by cost increases for steel, petroleum based products and poly foam when compared to the fiscal year ended June 30, 2005. Gross margin improvement for the year is a result of a greater percentage of shipments being commercial office, hospitality and foreign sourced products whose margins were not as significantly impacted by raw material cost increases.

Selling, general and administrative expenses were 17.1% and 16.7% of net sales for the fiscal year ended June 30, 2006 and 2005, respectively. Year-to-date percentage increase in SG&A expenses reflects the recording of stock-based compensation expense of $0.4 million (after tax) with the balance primarily related to an increase in marketing related costs.

During the fiscal year ended June 30, 2005, the Company recorded a pre-tax gain on the sale of facilities of $0.8 million.

The effective income tax rate was 39.3% for the fiscal year ended June 30, 2006. During the fiscal year ended June 30, 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities by $0.7 million. The decrease resulted in an income tax rate of 30.6% for the fiscal year ended June 30, 2005.

The above factors resulted in net income for the fiscal year ended June 30, 2006 of $4.7 million or $0.72 per share compared to $6.0 million or $0.92 per share for the fiscal year ended June 30, 2005, a decrease of 21.9%.

All earnings per share amounts are on a diluted basis.

Fiscal 2005 Compared to Fiscal 2004

The Company acquired DMI in a business combination accounted for as a purchase as of September 17, 2003. The accompanying discussion of results of operations includes the operations of DMI for the period September 18, 2003 through June 30, 2005.

Net sales for the fiscal year ended June 30, 2005 (“fiscal 2005”) increased by $8.8 million or 2.2% compared to the fiscal year ended June 30, 2004 (“fiscal 2004”). Residential net sales decreased $4.4 million or 1.6% in fiscal 2005. Recreational vehicle net sales decreased $6.6 million or 7.7% in fiscal 2005. Commercial net sales increased $19.7 million or 39.8% in fiscal 2005. The increase in net sales for fiscal 2005 reflects improved industry performance for commercial products in addition to the inclusion of DMI net sales for the entire fiscal year.

Gross margin decreased $6.3 million to $76.9 million, or 18.7% of net sales, in fiscal 2005, from $83.2 million, or 20.7% of net sales in fiscal 2004. The decreased gross margin percentage in fiscal 2005 reflects increased costs for steel and component parts that have steel content. Costs were also higher for petroleum products and poly foam. The cost of these materials has increased faster than the Company has been able to pass these costs onto consumers through higher selling prices. During fiscal 2005, the quantities of LIFO inventory (steel and lumber) were reduced, resulting in a favorable impact on gross margin of 0.3%.

Selling, general and administrative expenses as a percentage of sales were 16.7% and 16.6% for fiscal 2005 and fiscal 2004, respectively. During fiscal 2005, the Company incurred costs in excess of $0.4 million, including approximately 5,700 employee hours related to planning, documenting and performing testing and walkthroughs of internal controls over accounting and information systems in preparation for the fiscal 2005 implementation of Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, the Company expected to incur higher audit and audit-related fees and expenses in future fiscal years. These types of expenses, included in selling, general, and administrative expenses in the accompanying consolidated statements of income, are expected to repeat in future fiscal years.

During the fiscal year 2005, the Company recorded pre-tax gains of $0.8 million on the sale of former manufacturing facilities.

The effective tax rate in fiscal 2005 was 30.6% compared to 39.5% in fiscal 2004. During fiscal year 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities resulting in a $0.7 million reduction in the tax expenses during the quarter ended March 31, 2005.

The above factors resulted in fiscal 2005 net income of $6.0 million, or $0.92 per share, compared to $10.1 million, or $1.55 per share, in fiscal 2004, a decrease of $4.1 million or $0.63 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at June 30, 2006 was $97.0 million compared to $85.4 million at June 30, 2005. Net cash used by operating activities was $7.3 million in fiscal year 2006. Cash used by operating activities included increased inventory from the expansion of import programs, including commercial office product offerings, and increased accounts receivable due the higher sales volumes in the fourth quarter. The Company does not expect significant future increases in inventory related to our import programs. The available credit facilities were adequate to provide the additional cash required to support the Company’s operations.

Capital expenditures were $3.4 million (including a non-cash acquisition of $2.6 million for delivery equipment financed by long-term debt), $3.3 million and $6.0 million in fiscal 2006, 2005 and 2004, respectively. Fiscal 2006 expenditures were incurred for delivery and manufacturing equipment. Projected capital spending for fiscal 2007 is $4.0 million and will be used for delivery and manufacturing equipment. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

Financing activities provided net cash of $7.6 million in fiscal year 2006 and utilized $12.0 million and $0.8 million in fiscal 2005 and 2004, respectively. For fiscal year 2006, borrowings were used to pay for the expansion of inventory programs and accounts receivable and the payment of dividends.

Management believes that the Company has adequate cash, cash equivalents, and credit arrangements to meet its operating and capital requirements for fiscal 2007. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.

The following table summarizes the Company’s contractual obligations at June 30, 2006 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Long-term debt obligations	$31,313	$9,447	$1,023	$20,843	$—
Interest on long-term debt obligations	5,711	1,619	2,312	1,780	—
Operating lease obligations	5,290	2,023	2,003	819	445

Total contractual cash obligations	$42,314	$13,089	$5,338	$23,442	$445

At June 30, 2006 the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods extending more than six months. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars.

Financing Arrangements

The Company has lines of credit of $52.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

In June 2006, the Company extended its primary credit agreement for long-term availability of $20.0 million to October 2010, and extended its existing short-term facility to June 29, 2007. The credit agreement provides for a $48.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $9.0 million was outstanding at June 30, 2006, with interest selected at the option of the Company at prime (8.0% at June 30, 2006) or LIBOR (5.35% at June 30, 2006) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at June 30, 2006. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $8.0 million to support letters of credit issued by the Company of which $2.6 million were outstanding as of June 30, 2006. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. The Company has effectively fixed the interest rates at 4.3% on approximately $16.6 million of its long-term debt through the use of interest rate swaps. See Interest Rate Risk in Item 7A. below.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At June 30, 2006, the Company was in compliance with all financial covenants contained in the credit agreement.

The Company financed the purchase of delivery equipment in December 2005 through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

Increased operating costs are reflected in product or services pricing with any limitations on price increases determined by the marketplace. The impact of inflation on the Company has not been significant during the past three years because of the relatively low rates of inflation experienced in the United States. Raw material costs, labor costs and interest rates are important components of costs for the Company. Any or all of these components could be impacted by inflation or other pricing pressures, with a possible adverse effect on our profitability, especially where increases in these costs exceed price increases on finished products. In recent years, the Company has faced strong inflationary and other pricing pressures with respect to steel, fuel and health care costs, which have been partially mitigated by pricing adjustments.

Other than operating leases, the Company does not have any off balance sheet arrangements.

Outlook

Flexsteel Industries, Inc. and the other U.S. furniture manufacturers continue to be impacted by the increases in interest rates and geopolitical issues leading to increased energy costs and consumer uncertainty. At the same time, the U.S. furniture industry continues to evolve and globalize at a staggering rate. U.S. manufacturers are faced with increases in the cost of raw materials, labor and overhead costs, including fuel, accompanied by an increased flow of competing product from all over the world generally produced with lower manufacturing costs all of which added to product pricing pressures. Additionally, the distribution channels are changing and increasingly include non-traditional customers such as mass merchandisers, wholesale clubs and specialty retail chains in addition to e-commerce opportunities.

For the fiscal year ended June 30, 2006, residential net sales were weaker than anticipated and we expect that this softness will continue through the first half of fiscal year 2007 due to the uncertainties described above. Net sales of vehicle seating products have fallen off due to a weak wholesale market environment. While vehicle seating product net sales during the fourth quarter of fiscal 2006 showed an increase over the prior year quarter, a sustained improvement in demand has not yet been confirmed. Additionally, the volatility and high cost of fuel may temper the favorable longer-term demographics that exist in the recreational vehicle industry. Our commercial marketing channels provide an opportunity to expand distribution and increase net sales for fiscal 2007. Commercial office furniture net sales are expected to benefit from a continued general increase in demand for these products and we have expanded our product offerings to capitalize on this market area. Hospitality occupancy rates continue strong which has led to an increase in construction and renovation activity. These activities have increased the demand for the hospitality products we offer.

The increased cost of raw materials, component parts and fuel created continued pressures on margins through all of fiscal year 2006 and we expect these pressures to continue into fiscal year 2007. During fiscal year 2006, we were able to maintain our margins through cost controls, the implementation of a fuel surcharge on product delivery and selected product sale price increases. We expect that fuel costs will continue to rise and to negatively impact the cost of bringing raw materials, component parts and sourced finished products into our facilities as well as the cost of delivering products to our customers. We anticipate that petroleum prices will remain volatile and at record or near record levels for the foreseeable future. The result will be continuing cost increases and we believe a factor in keeping consumers on the sideline for furniture purchases, negatively affecting demand for residential and vehicle seating products.

Flexsteel continues to take actions to address the above concerns including: new product introductions, refining existing product offerings, adjusting selling and delivery prices, adjusting production levels and implementing cost control measures for inventory and capital expenditures. These actions occur regularly regardless of operating performance, but will continue to receive additional attention under current business conditions. Management believes that Flexsteel is also in a unique position to take advantage of the rapid change that is affecting most of the markets we serve. We have had a successful introduction of our complete new line of Wrangler Home ® Collection. We continue to develop products for the marine industry to augment our vehicle seating products. We believe that our commercial office product lineup is strong and expanded to continue to take advantage as demand for this product increases. We believe that our hospitality team is poised to deliver the needed products as this market expansion continues.

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

          Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment at least annually. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon the outcome of the annual evaluation could result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At June 30, 2006, no impairment of long-lived assets has been identified.

          Foreign Currency Risk – During fiscal 2006, 2005 and 2004, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

          Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $120,000, assuming no change in the volume or composition of debt. The Company has effectively fixed the interest rates at 4.3% on approximately $16.6 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of June 30, 2006, the fair value of these swaps is an asset of approximately $0.3 million and is included in other assets.

          Tariffs – The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products. Tariff expense on wooden bedroom furniture imported from China, which represents less than 3% of the Company’s net sales, is based on the most current rates published by the Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from. The Company continues to review alternate sources of product supply to minimize the impact of the tariffs.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

To the Shareholders of Flexsteel Industries, Inc.

          As Flexsteel Industries, Inc.’s Chief Executive Officer and Chief Financial Officer, we are responsible for the presentation, accuracy, and objectivity of the information contained in our financial statements. Flexsteel Industries, Inc. has enjoyed a long-standing reputation for integrity, candor, and high quality earnings. We intend to protect the reputation. To that end, we employ a formal system of corporate conduct, internal control and audit, external audit, and Board of Directors oversight.
•

We promote a strong ethical climate and encourage employees to conduct the Company’s business according to high personal corporate standards. Our Guidelines for Business Conduct, which is distributed annually, requires employees to comply with all applicable laws, protect the Company’s assets, keep proprietary information confidential, and disclose potential conflicts of interest.

•

Our internal control and audit systems are designed to provide reasonable assurance that financial reports are reliable, and are prepared in accordance with generally accepted accounting principles. Our report on internal control appears in Section 9A.

•	Deloitte & Touche LLP, an independent registered public accounting firm, audits the Company’s consolidated financial statements.
•

The Board of Directors, through its Audit and Ethics Committee, meets with Management and Deloitte & Touche LLP to ensure that each is performing its responsibilities properly. Deloitte & Touche LLP has open and direct access to the Audit and Ethics Committee, without Management present, to discuss the results of their work, including internal accounting controls and the quality of financial reporting.

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

August 28, 2006

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.

          We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. We also have audited management’s assessment, included in the accompanying Management’s Report On Internal Controls Over Financial Reporting that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 28, 2006

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	JUNE 30,

	2006	2005

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,985,768	$1,706,584
Investments	817,618	1,508,751
Trade receivables – less allowance for doubtful accounts: 2006, $2,820,000; 2005, $3,060,000	51,179,791	48,355,070
Inventories	84,769,972	69,945,400
Deferred income taxes	4,620,000	4,430,000
Other	2,014,121	1,851,869

Total current assets	145,387,270	127,797,674
NONCURRENT ASSETS:
Property, plant and equipment, net	24,158,041	26,140,914
Deferred income taxes	2,210,000	1,830,000
Other assets	11,570,393	10,889,090

TOTAL	$183,325,704	$166,657,678

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$15,768,435	$16,259,905
Notes payable	9,466,643	5,000,000
Accrued liabilities:
Payroll and related items	7,720,173	7,278,474
Insurance	7,651,109	7,622,551
Other	7,793,645	6,248,403

Total current liabilities	48,400,005	42,409,333
LONG-TERM LIABILITIES:
Long-term debt	21,846,386	12,800,000
Deferred compensation	5,207,176	5,061,951
Other liabilities	369,812	1,588,674

Total liabilities	75,823,379	61,859,958

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 2006, 6,563,750 shares; 2005, 6,541,436 shares.	6,563,750	6,541,436
Additional paid-in capital	3,670,152	2,954,398
Retained earnings	96,502,311	95,196,022
Accumulated other comprehensive income	766,112	105,864

Total shareholders’ equity	107,502,325	104,797,720

TOTAL	$183,325,704	$166,657,678

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

NET SALES	$426,407,585	$410,022,809	$401,221,510
COST OF GOODS SOLD	(345,068,305)	(333,170,329)	(318,046,939)

GROSS MARGIN	81,339,280	76,852,480	83,174,571
SELLING, GENERAL AND ADMINISTRATIVE	(72,778,577)	(68,595,788)	(66,572,362)
GAIN ON SALE OF FACILITIES	—	809,022	—

OPERATING INCOME	8,560,703	9,065,714	16,602,209

OTHER INCOME (EXPENSE):
Interest and other income	774,783	627,996	976,918
Interest expense	(1,557,303)	(989,754)	(838,870)

Total	(782,520)	(361,758)	138,048

INCOME BEFORE INCOME TAXES	7,778,183	8,703,956	16,740,257
PROVISION FOR INCOME TAXES	(3,060,000)	(2,660,000)	(6,610,000)

NET INCOME	$4,718,183	$6,043,956	$10,130,257

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,558,440	6,531,293	6,440,298

Diluted	6,577,278	6,600,905	6,529,813

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.72	$0.93	$1.57

Diluted	$0.72	$0.92	$1.55

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.52	$0.52	$0.52

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Par Value

Balance at June 30, 2003	6,294,639	$6,294,639	$1,353,639	$85,787,823	$317,226	$93,753,327
Issuance of common stock	199,589	199,589	757,838	—	—	957,427
Investment valuation adjustment, net of tax	—	—	—	—	219,197	219,197
Interest rate swaps valuation adjustment, net of tax	—	—	—	—	140,884	140,884
Minimum pension liability adjustment, net of tax	—	—	—	—	(223,315)	(223,315)
Cash dividends	—	—	—	(3,366,035)	—	(3,366,035)
Net income	—	—	—	10,130,257	—	10,130,257

Balance at June 30, 2004	6,494,228	6,494,228	2,111,477	92,552,045	453,992	101,611,742
Issuance of common stock	47,208	47,208	842,921	—	—	890,129
Investment valuation adjustment, net of tax	—	—	—	—	209,352	209,352
Interest rate swaps valuation adjustment, net of tax	—	—	—	—	(6,810)	(6,810)
Minimum pension liability adjustment, net of tax	—	—	—	—	(550,670)	(550,670)
Cash dividends	—	—	—	(3,399,979)	—	(3,399,979)
Net income	—	—	—	6,043,956	—	6,043,956

Balance at June 30, 2005	6,541,436	6,541,436	2,954,398	95,196,022	105,864	104,797,720
Issuance of common stock	22,314	22,314	288,754	—	—	311,068
Investment valuation adjustment, net of tax	—	—	—	—	(221)	(221)
Stock-based compensation	—	—	427,000	—	—	427,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	—	116,910	116,910
Minimum pension liability adjustment, net of tax	—	—	—	—	543,559	543,559
Cash dividends	—	—	—	(3,411,894)	—	(3,411,894)
Net income	—	—	—	4,718,183	—	4,718,183

Balance at June 30, 2006	6,563,750	$6,563,750	$3,670,152	$96,502,311	$766,112	$107,502,325

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$4,718,183	$6,043,956	$10,130,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,485,884	5,785,354	5,680,391
Deferred income taxes	(948,000)	(1,150,000)	2,554,813
Stock-based compensation expense	427,000	—	—
Gain on disposition of capital assets	(55,504)	(879,462)	(94,456)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(2,824,721)	(185,290)	(6,316,462)
Inventories	(14,824,572)	(1,065,282)	(9,261,855)
Other current assets	(162,251)	1,079,110	294,024
Other assets	(582,112)	(472,751)	(22,569)
Accounts payable – trade	(491,470)	3,987,500	8,024,639
Accrued liabilities	3,076,331	(325,542)	(3,413,992)
Other long-term liabilities	(1,218,862)	(132,318)	(313,657)
Deferred compensation	145,225	38,347	233,378

Net cash (used in) provided by operating activities	(7,254,869)	12,723,622	7,494,511

INVESTING ACTIVITIES:
Purchases of investments	(1,118,446)	(860,312)	(4,126,310)
Proceeds from sales of investments	1,773,698	584,981	12,049,572
Payments received from customers on notes receivable	—	—	320,371
Proceeds from sale of capital assets	89,786	2,121,083	115,859
Capital expenditures	(850,444)	(3,346,984)	(6,029,968)
Acquisition of DMI Furniture, Inc., net of cash acquired	—	—	(19,322,174)

Net cash used in investing activities	(105,406)	(1,501,232)	(16,992,650)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	4,000,000	(4,022,090)	(9,877,910)
Repayment of long-term borrowings	(247,441)	(6,683,333)	(9,125,705)
Proceeds from long-term borrowings	7,200,000	1,899,997	20,062,430
Dividends paid	(3,408,994)	(3,393,842)	(2,521,785)
Proceeds from issuance of common stock	95,894	206,941	626,245

Net cash provided by (used in) financing activities	7,639,459	(11,992,327)	(836,725)

Increase (decrease) in cash and cash equivalents	279,184	(769,937)	(10,334,864)
Cash and cash equivalents at beginning of year	1,706,584	2,476,521	12,811,385

Cash and cash equivalents at end of year	$1,985,768	$1,706,584	$2,476,521

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest	$1,598,000	$1,087,000	$1,026,000
Income taxes	$3,244,000	$2,228,000	$6,636,000

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the oldest and largest manufacturers and marketers, as well as an importer, of residential, recreational vehicle, hospitality and healthcare upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Furniture products include sofas, love seats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, bedroom, dining room, occasional tables, and home and commercial office furniture. The Company has two active wholly-owned subsidiaries: (1) DMI Furniture, Inc. (“DMI”), a Louisville, Kentucky-based, vertically integrated manufacturer, importer and marketer of residential and commercial furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture and (2) Desert Dreams, Inc., which owns a commercial building leased to an unrelated entity. A third wholly-owned subsidiary, Four Seasons, Inc., is no longer active.

PRINCIPLES OF CONSOLIDATION – the consolidated financial statements include the accounts of Flexsteel Industries, Inc. and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES – the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Ultimate results could differ from those estimates.

FAIR VALUE – the Company’s cash, investments, accounts receivable, other assets, accounts payable, accrued liabilities, notes payable, interest rate swaps and other liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. Fair values of investments in debt and equity securities are disclosed in Note 3.

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising and national trade-advertising programs, were approximately $4,450,000, $5,390,000 and $4,680,000 in fiscal 2006, 2005 and 2004, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for research and development costs were approximately $2,990,000, $2,910,000 and $2,800,000 in fiscal 2006, 2005 and 2004, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – the Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $16.6 million with a weighted average fixed rate of 4.3% at June 30, 2006. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of approximately $350,000 as of June 30, 2006 and are reflected as noncurrent other assets on the accompanying consolidated balance sheet. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $4.9 million. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

INCOME TAXES – deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

EARNINGS PER SHARE – basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 18,838 shares, 69,612 shares and 89,515 shares in fiscal 2006, 2005 and 2004, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 420,201 shares and 147,895 shares of common stock were outstanding in fiscal 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares. No options to purchase common stock were excluded in the computation of diluted earnings per share in fiscal 2004, as their exercise prices were less than the average market price of the common shares.

STOCK–BASED COMPENSATION

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

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (123(R)), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 10 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (R), which amends SFAS No. 123 and became effective for the Company in fiscal 2006. See Note 10 for the effects of adoption.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 on July 1, 2005 did not have a material impact on the Company’s financial position or results of operations.

FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, was issued by the FASB in June 2006. FIN No. 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, Accounting for Income Taxes. The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. The term “more-likely-than-not” means a likelihood of more than 50 percent. Interpretation No. 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN No. 48 is effective as of the beginning of the first fiscal year after December 15, 2006. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN No. 48 will be recognized as a change in accounting principle as of the end of the period in which FIN No. 48 is adopted. The Company is currently evaluating of the impact of applying this interpretation as of July 1, 2007, which will be the effective date of FIN No. 48 for the Company.

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

The unaudited pro forma financial information below assumes that DMI had been acquired at July 1, 2003 and includes the effect of amortization of the customer relationships intangible asset, additional depreciation expense, additional interest expense, reduction in interest income, and the related income tax effects. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of fiscal 2004. Pro forma information follows (in thousands, except per share amounts):

Fiscal 2004

Net sales	$422,214
Net income	10,496
Earnings per share of common stock:
Basic	1.63
Diluted	1.61

3.	INVESTMENTS

Debt and equity securities are included in Investments and in Other Assets (designated for deferred compensation plans), at fair value based on quoted market prices, and are classified as available for sale. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Available-for-sale securities are included in current assets if they are available to fund current operations. Investments designated for deferred compensation are included within long-term other assets. A summary of the carrying values and fair values of the Company’s investments is as follows:

	June 30, 2006

		Gross Unrealized
	Cost			Recorded
	Basis	Gains	Losses	Basis

Debt securities	$2,116,943	$—	$(65,728)	$2,051,215
Equity securities	2,532,679	1,268,238	—	3,800,917

	$4,649,622	$1,268,238	$(65,728)	$5,852,132

	June 30, 2005

		Gross Unrealized
	Cost			Recorded
	Basis	Gains	Losses	Basis

Debt securities	$2,268,210	$70	$(33,879)	$2,234,401
Equity securities	3,036,530	1,236,673	—	4,273,203

	$5,304,740	$1,236,743	$(33,879)	$6,507,604

	June 30, 2006		June 30, 2005

	Investments	Other Assets	Investments	Other Assets

Debt securities	$—	$2,051,215	$297,375	$1,937,026
Equity securities	817,618	2,983,299	1,211,376	3,061,827

	$817,618	$5,034,514	$1,508,751	$4,998,853

As of June 30, 2006, all debt securities mature within one year.

4.	INVENTORIES

Inventories valued on the LIFO method would have been approximately $3.3 million and $3.6 million higher at June 30, 2006 and 2005, respectively, if they had been valued on the FIFO method. At June 30, 2006 and 2005 the total value of LIFO inventory was $3.8 million and $3.3 million, respectively. During the fiscal year 2005, inventory quantities for steel and wood were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $1.1 million and increased net income by approximately $0.7 million. There was no liquidation of LIFO inventory during fiscal 2006 or fiscal 2004. A comparison of inventories is as follows:

	June 30,

	2006	2005

Raw materials	$19,637,832	$19,720,319
Work in process and finished parts	8,708,949	8,292,502
Finished goods	56,423,191	41,932,579

Total	$84,769,972	$69,945,400

5.	PROPERTY, PLANT AND EQUIPMENT

		June 30,
	Estimated
	Life (Years)	2006	2005

Land		$2,370,959	$2,370,959
Buildings and improvements	3-39	36,784,785	36,633,896
Machinery and equipment	3-20	35,136,851	36,107,997
Delivery equipment	3-10	19,439,976	17,758,539
Furniture and fixtures	3-5	5,077,841	5,281,564

Total		98,810,412	98,152,955
Less accumulated depreciation		(74,652,371)	(72,012,041)

Net		$24,158,041	$26,140,914

6.	OTHER ASSETS

	June 30,

	2006	2005

Cash value of life insurance	$6,011,959	$5,550,679
Investments designated for deferred compensation plans	5,034,514	4,998,853
Other	523,920	339,558

Total	$11,570,393	$10,889,090

7.	ACCRUED LIABILITIES – OTHER

	June 30,

	2006	2005

Dividends	$853,287	$850,387
Advertising	1,209,808	1,536,823
Warranty	1,140,000	1,151,000
Income taxes payable	829,607	10,174
Other	3,760,943	2,700,019

Total	$7,793,645	$6,248,403

8.	BORROWINGS AND CREDIT ARRANGEMENTS

At June 30, 2006, borrowings and credit arrangements consisted of the following:

Current:
Current maturities of long-term debt	$466,643
Overnight borrowing interest rate at prime minus 1%; unsecured	—
$20.0 million working capital line of credit through June 29, 2007; interest rate at LIBOR + 0.75%; unsecured	9,000,000

Long-Term:
$20.0 million revolving note; expires October 31, 2010; interest rate at LIBOR + 0.75%; unsecured	20,000,000
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1,846,386

Total	$31,313,029

The Company has credit facilities of $52.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

In June 2006, the Company extended its primary credit agreement for long-term availability of $20.0 million to October 2010, and extended its existing short-term facility to June 29, 2007. The credit agreement provides for a $48.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $9.0 million was outstanding at June 30, 2006, with interest selected at the option of the Company at prime (8.0% at June 30, 2006) or LIBOR (5.35% at June 30, 2006) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at June 30, 2006. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $8.0 million to support letters of credit issued by the Company of which $2.6 million was used related to outstanding letters of credit at June 30, 2006. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. The Company has effectively fixed the interest rates at 4.3% on approximately $16.6 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At June 30, 2006, the Company was in compliance with all financial covenants contained in the credit agreement.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit and where its routine daily banking transactions are processed. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amounts were outstanding on this line of credit at June 30, 2006.

9.	INCOME TAXES
The provision for income taxes is as follows for the years ended June 30:

	2006	2005	2004

Federal – current	$2,140,000	$1,050,000	$4,220,000
State – current	350,000	460,000	800,000
Deferred	570,000	1,150,000	1,590,000

Total	$3,060,000	$2,660,000	$6,610,000

The total income tax provision in fiscal 2006, 2005 and 2004 was 39.3%, 30.6% and 39.5%, respectively, of income before income taxes. During fiscal 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities resulting in a $0.7 million reduction in tax expense. The effect of such settlement is included in “Other” in the table below. Amounts accrued for potential federal and state assessments totaled $0.5 million at June 30, 2006 and $0.2 million at June 30, 2005. These accruals are for federal, state and international tax issues. A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2006	2005	2004

Federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal effect	2.8	3.5	3.1
Other	2.5	(6.9)	2.4

Effective tax rate	39.3%	30.6%	39.5%

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30, 2006		June 30, 2005

	Current	Long-term	Current	Long-term

Investments	$(460,000)	$—	$(460,000)	$—
Accounts receivable	1,070,000	—	1,160,000	—
Inventory	1,080,000	—	670,000	—
Self insurance	1,150,000	—	1,200,000	—
Employee benefits	600,000	—	800,000	—
Accrued expenses	1,200,000	—	1,060,000	—
Other current accruals and allowances	(20,000)	—	—	—
Property, plant and equipment	—	210,000	—	(520,000)
Deferred compensation	—	2,130,000	—	2,530,000
Other long-term accruals and allowances	—	(130,000)	—	(180,000)

Total	$4,620,000	$2,210,000	$4,430,000	$1,830,000

10.	STOCK-BASED COMPENSATION
The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded during the fiscal year ended June 30, 2006. Under the plan, 15,239 and 38,620 shares were awarded, and the amount charged to income was $215,000 and $680,000 in fiscal 2005 and 2004, respectively. As of June 30, 2006, there were 17,771 unvested shares outstanding with a total grant date fair value of $300,000. Compensation cost related to these awards was not material during the fiscal year ended June 30, 2006 and is not expected to be material over the weighted average remaining life of 0.2 years. The Company expects forfeitures under this plan to be nominal and there were no forfeitures in the fiscal years ended June 30, 2006 and 2005. At June 30, 2006, 69,357 shares were available for future grants.

(2) Stock Options Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The Company’s shareholders have approved all stock option plans.

Accounting Principles Applied – Prior to July 1, 2005, the Company had elected to apply APB Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost was recognized for its stock option plans, as the exercise price was equal to the market price of the Company’s stock on the date of grant.

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Had the compensation expense for the Company’s incentive stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2005	2004

Net income, as reported	$6,043,956	$10,130,257
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(301,000)	(427,000)

Pro forma net income	$5,742,956	$9,703,257

Earnings per share:
Basic – as reported	$0.93	$1.57
Basic – pro forma	0.88	1.51

Diluted – as reported	$0.92	$1.55
Diluted – pro forma	0.87	1.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006, 2005 and 2004, respectively; dividend yield of 3.6%, 3.2% and 2.7%; expected volatility of 23.3%, 22.2% and 25.8%; risk-free interest rate of 4.5%, 4.2% and 4.3%; and an expected life of 5 years on all options. The expected volatility is determined based on historical data. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

The weighted-average grant date fair value of stock options granted during the fiscal years ended June 30, 2006, 2005 and 2004, was $2.93, $3.04 and $4.91, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the fiscal years ended June 30, 2006, 2005 and 2004, respectively, was not material.

At June 30, 2006, 126,000 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for exercise of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2006, 2005 and 2004 and the changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at June 30, 2003	557,845	$12.70	$2.1
Granted	162,126	19.27
Exercised	(362,361)	11.89
Canceled	(1,969)	21.68

Outstanding and exercisable at June 30, 2004	355,641	16.47	2.5
Granted	153,450	16.49
Exercised	(4,595)	12.68
Canceled	(895)	20.26

Outstanding and exercisable at June 30, 2005	503,601	16.50	0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	—	—

Outstanding and exercisable at June 30, 2006	661,101	$16.01	$0.1

The following table summarizes information for options outstanding and exercisable at June 30, 2006:

		Weighted Average

Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price

$10.30 – 11.44	26,200	4.5	$10.65
12.66 – 13.59	55,200	3.1	13.18
14.40 – 16.52	431,806	8.2	15.56
19.21 – 20.27	147,895	7.4	19.32

$10.30 – 22.35	661,101	7.5	$16.01

11.	ACCRUED WARRANTY COSTS
The following table presents the changes in the Company’s product warranty liability for the years ended June 30:

	2006	2005

Accrued warranty costs at beginning of year	$1,151,000	$1,190,000
Payments made for warranty and related costs	(3,441,000)	(3,526,000)
Accrual for product warranty and related costs	3,430,000	3,487,000

Accrued warranty costs at end of year	$1,140,000	$1,151,000

12.	BENEFIT AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. It is the Company’s policy to fund all pension costs accrued. Total pension and retirement plan expense was $1,966,000, $2,007,000 and $2,026,000 in fiscal 2006, 2005, 2004, respectively. The amounts include $517,000, $518,000 and $513,000 in fiscal 2006, 2005 and 2004, respectively, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $976,000, $1,166,000 and $1,286,000 in fiscal 2006, 2005 and 2004, respectively.

The Company has unfunded post-retirement benefit and deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2006, 2005 and 2004, the benefit obligation was increased by interest expense of $228,000, $151,000 and $134,000, service costs of $296,000, $440,000 and $413,000, and decreased by payments of $445,000, $298,000 and $338,000, respectively. At June 30, 2006, the benefit obligation was $5,044,000, including $470,000 for defined benefits.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, executive officers may defer common stock awards received as participants of the Management Incentive Plan until retirement. Under the plan, no shares were awarded during the fiscal year ended June 30, 2006. In fiscal 2005 and 2004, the Company awarded 7,117 and 18,507 shares with an award value of $100,000 and $330,000, respectively, based on quoted market prices at the applicable award dates that have been deferred by the plan participants. At June 30, 2006 and 2005, 68,131 and 70,181 shares with an award value of $990,000 and $1,010,000, respectively, had been deferred and are being held in trust on behalf of the employees. Under the plan, 2,050 shares were redeemed in both fiscal 2006 and fiscal 2005.

The Company’s defined benefit pension plan covers 84 active hourly production employees of DMI. There are a total of 502 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). According to an agreement reached with the collective bargaining unit, all benefits and participants are fixed. Future benefits will accrue to current participants; however, new participants cannot be added to the plan. As of June 30, 2006 and June 30, 2005, the accrued benefit liability related to the defined benefit pension plan recognized on the Company’s consolidated balance sheet was $0.4 million and $1.6 million, respectively. The accumulated benefit obligation was $4.8 and $5.5 at fiscal years ended June 30, 2006 and 2005, respectively.

13.	COMPREHENSIVE INCOME
The components of comprehensive income, net of income taxes, for the years ended June 30, were as follows:

	2006	2005	2004

Net income	$4,718,183	$6,043,956	$10,130,257

Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $(73,000), $(5,000) and $(93,000), respectively	116,910	(6,810)	140,884
Change in fair value of available-for-sale, securities, net of income taxes of $136, $(126,863) and $(143,112), respectively	(221)	209,352	219,197
Change in minimum pension liability, net of income taxes of $(305,468), $323,410 and $145,800, respectively	543,559	(550,670)	(223,315)

Total other comprehensive income	660,248	(348,128)	136,766

Total comprehensive income	$5,378,431	$5,695,828	$10,267,023

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	June 30,

	2006	2005

Available-for-sale securities	$757,580	$757,801
Interest rate swaps	(254,638)	(371,548)
Minimum pension liability	263,170	(280,389)

Total accumulated other comprehensive income	$766,112	$105,864

14.	LITIGATION

From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its consolidated operating results, financial condition, or cash flows.

15.	COMMITMENTS AND CONTINGENCIES

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $3,390,000, $2,790,000 and $2,370,000 in fiscal 2006, 2005 and 2004, respectively.

Expected future minimum commitments under operating leases and lease guarantee as of June 30, 2006 were as follows (in thousands):

Fiscal Year Ended June 30

2007	$2,023
2008	1,137
2009	866
2010	565
2011	254
Thereafter	445

$5,290

GUARANTEE – the Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $230,000, and the remaining minimum payments are approximately $270,000 at June 30, 2006. The Company has not been required to make any payments under the guarantee.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities – During fiscal 2006, the Company purchased delivery equipment of $2.6 million financed by a note payable.

Non-Cash Investing Activities – In September 2003, the Company purchased all of the common stock of DMI for $19.5 million (including acquisition costs of $2.8 million). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$54,945,000
Cash paid for common stock	19,496,000

Liabilities assumed	$35,449,000

17.	SEGMENTS

The Company operates in one reportable operating segment, furniture products. Our operations involve the distribution of manufactured and imported products consisting of a broad line of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture for residential, recreational vehicle, and commercial markets. The Company’s furniture products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales. The Company has no foreign manufacturing operations and all of our long-lived assets are located within the United States.

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

Residential	$267,714	$261,900	$266,251

Recreational Vehicle	71,981	78,838	85,421

Commercial	86,713	69,284	49,550

	$426,408	$410,022	$401,222

18.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands of dollars, except per share amounts)

	FOR THE QUARTER ENDED

	September 30	December 31	March 31	June 30

Fiscal 2006:
Net sales	$97,435	$106,301	$110,346	$112,326
Gross margin	19,143	19,703	21,366	21,127
Net income (1)	985	489	1,762	1,482
Earnings per share:
Basic	0.15	0.07	0.27	0.23
Diluted	0.15	0.07	0.27	0.23

	FOR THE QUARTER ENDED

	September 30	December 31	March 31	June 30

Fiscal 2005:
Net sales	$97,856	$105,051	$101,348	$105,768
Gross margin	17,855	20,400	18,173	20,424
Net income (2) (3) (4)	1,200	1,605	1,699	1,540
Earnings per share:
Basic	0.18	0.25	0.26	0.24
Diluted	0.18	0.24	0.26	0.23

The sum of the per share amounts for the quarters may not equal the total for the year due to the treasury stock method.

(1)	The quarter ended December 31, 2005 includes the recording of stock-based compensation expense of $0.4 million (after tax) for stock options under SFAS No. 123 (R) or $0.06 per share.

(2)	The quarter ended September 30, 2004 includes a net gain (after tax) on the sale of a facility of approximately $0.4 million or $0.06 per share.

(3)	The quarter ended March 31, 2005 includes a net gain (after tax) on the sale of a facility of approximately $0.1 million or $0.02 per share.

(4)

During the quarter ended March 31, 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities by $0.7 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Changes in internal control over financial reporting – During the quarter ended June 30, 2006, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

          Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management (including our Chief Executive Officer and Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the internal control over financial reporting was effective as of June 30, 2006. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 which is included in Item 8 of this Annual Report on Form 10-K.

          Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          The information identifying directors of the Company and Section 16(a) beneficial ownership reporting compliance, will be contained in the Company’s fiscal 2006 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors” and “Compliance with Section 16(A) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

          The Company has adopted a code of ethics called the Guidelines for Business Conduct that applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics is posted on our website at www.flexsteel.com.

          The executive officers of the Company, their ages, positions (in each case as of June 30, 2006), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)

K. Bruce Lauritsen (63)	Vice Chairman & Chief Executive Officer (November 1979)
Ronald J. Klosterman (58)	President & Chief Operating Officer (June 1989)
James R. Richardson (62)	Senior Vice President of Residential Sales and Marketing (November 1979)
Thomas D. Burkart (63)	Senior Vice President of Vehicle Seating (February 1984)
Patrick M. Crahan (58)	Senior Vice President of Commercial Seating (June 1989)
Jeffrey T. Bertsch (51)	Senior Vice President of Corporate Services (June 1989)
Donald D. Dreher (57)	Senior Vice President, President & CEO of DMI Furniture, Inc. (December 2004)
James E. Gilbertson (56)	Vice President of Vehicle Seating (June 1989)
Timothy E. Hall (48)	Vice President-Finance, Chief Financial Officer & Secretary (December 2000)

          Each named executive officer has held the same office or an executive or management position with the Company for at least five years except Mr. Dreher who has served as President and CEO of DMI Furniture, Inc. from 1986 to present.

Item 11.	Executive Compensation

          The information identifying executive compensation will be contained in the Company’s fiscal 2006 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Summary Compensation Table,” “Stock Options/SAR Option Grants in Last Fiscal Year,” “Option Exercises and Fiscal Year-end Values,” “Long-Term Incentive Plan Awards Table,” “Nominating and Compensation Committee Report concerning Flexsteel’s Executive Compensation Policy,” “Compensation Committee Interlocks and Insider Participation,” and “Certain Information concerning Board and Outside Directors’ Compensation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information identifying beneficial ownership of stock and supplementary data will be contained in the Company’s fiscal 2006 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

          This information will be contained under the heading “Certain Relationships and Related Transactions” in the Company’s fiscal 2006 definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2006. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related and tax services during fiscal 2006.

          The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence. The services provided by Deloitte & Touche LLP during fiscal 2006 were 100% pre-approved by the Audit and Ethics Committee during fiscal 2006.

          The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

	2006	2005

Audit Fees (1)	$375,000	$452,000
Audit Related Fees (2)	15,000	70,000
Tax Services (3)	10,000	77,000
All Other Fees (4)	–	–

Total	$400,000	$599,000

(1)

Professional fees and expenses for audit of financial statements and internal control over financial reporting services billed in fiscal 2006 and 2005 consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) consents and other services related to Securities and Exchange Commission matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)

Professional fees and expenses for audit-related services billed in fiscal 2006 and 2005 consisted of (i) Sarbanes-Oxley Act Section 404 advisory services and internal accounting controls related services, $0 and $49,000, respectively; and (ii) employee benefit plan audits, $15,000 and $22,000, respectively.

(3)

Professional fees and expenses for tax services billed in fiscal 2006 and 2005 consisted of tax compliance and tax planning and advice. Tax compliance services totaled $0 and $65,000 in fiscal 2006 and 2005, respectively, and consisted of (i) tax return assistance; (ii) assistance with tax return filings in certain foreign jurisdictions; (iii) assistance with tax audits and appeals; and (iv) preparation of expatriate tax returns. Tax planning and advice services totaled $10,000 and $12,000 in fiscal 2006 and 2005, respectively, and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

(4)	No other professional services were provided during fiscal 2006 and 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

	The financial statements of the Company are set forth above in Item 8.

	(2)	Schedules

          The following financial statement schedules for the years ended June 30, 2006, 2005 and 2004 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2006, 2005 and 2004

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves (Note)	Balance at End of Year

Allowance for Doubtful Accounts:

2006	$3,060,000	$850,000	$(1,090,000)	$2,820,000

2005	$2,820,000	$1,140,000	$(900,000)	$3,060,000

2004	$2,110,000	$880,000	$(170,000)	$2,820,000

NOTE —	In fiscal 2004, uncollectible accounts charged against reserve less recoveries of $900,000 and purchase accounting adjustment of $730,000.

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1	Restated Article of Incorporation by reference to Exhibit No. 8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

3.2	Amendment to Restated Article of Incorporation filed on January 15, 1993. Filed herewith.

3.3	Bylaws of the Registrant incorporated by reference to Exhibit No. 7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.1	1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement.*

10.2	Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

10.3	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

10.4	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.5	Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.6	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.*

10.7	2002 Stock Option Plan incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement.*

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

10.9	Credit Facility Agreement dated June 30, 2004 as amended or modified on June 10, 2005, August 19, 2005, December 23, 2005, January 3, 2006 and May 19, 2006. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Report of Independent Registered Public Accounting Firm. Filed herewith.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 7, 2006	FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ K. Bruce Lauritsen

K. Bruce Lauritsen
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall

Timothy E. Hall
Chief Financial Officer
and
Principal Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 7, 2006	/S/ K. Bruce Lauritsen

K. Bruce Lauritsen Vice Chairman

Date:	September 7, 2006	/S/ James R. Richardson

James R. Richardson Director

Date:	September 7, 2006	/S/ Jeffrey T. Bertsch

Jeffrey T. Bertsch Director

Date:	September 7, 2006	/S/ L. Bruce Boylen

L. Bruce Boylen Director

Date:	September 7, 2006	/S/ Patrick M. Crahan

Patrick M. Crahan Director

Date:	September 7, 2006	/S/ Lynn J. Davis

Lynn J. Davis Director

Date:	September 7, 2006	/S/ Thomas E. Holloran

Thomas E. Holloran Director

Date:	September 7, 2006	/S/ Robert E. Deignan

Robert E. Deignan Director

Date:	September 7, 2006	/S/ Eric S. Rangen

Eric S. Rangen Director

Date:	September 7, 2006	/S/ Mary C. Bottie

Mary C. Bottie Director

Date:	September 7, 2006	/S/ R. J. Klosterman

Ronald J. Klosterman Director