Form 10-Q
period 2006-09-30
FLEXSTEEL INDUSTRIES INC
filed 2006-10-27
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ______________ to ______________

Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Incorporated in State of Minnesota	42-0442319
(State or other Jurisdiction of	(I.R.S. Identification No.)
Incorporation or Organization)

P.O. BOX 877
DUBUQUE, IOWA 52004-0877
(Address of Principal Executive Offices)     (Zip Code)

(563) 556-7730

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Common Stock — $1.00 Par Value
Shares Outstanding as of September 30, 2006	6,564,995

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (UNAUDITED)	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,363,983	$1,985,768
Investments	871,044	817,618
Trade receivables – less allowance for doubtful accounts:
September 30, 2006, $2,630,000;
June 30, 2006, $2,820,000	47,364,631	51,179,791
Inventories	84,672,252	84,769,972
Deferred income taxes	4,220,000	4,620,000
Other	1,635,301	2,014,121

Total current assets	142,127,211	145,387,270
NON-CURRENT ASSETS:
Property, plant and equipment, net	23,394,373	24,158,041
Deferred income taxes	2,240,000	2,210,000
Other assets	11,330,608	11,570,393

TOTAL	$179,092,192	$183,325,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$15,131,207	$15,768,435
Notes payable	7,482,430	9,466,643
Accrued liabilities:
Payroll and related items	6,654,871	7,720,173
Insurance	7,854,570	7,651,109
Other	7,481,786	7,793,645

Total current liabilities	44,604,864	48,400,005
LONG-TERM LIABILITIES:
Long-term debt	21,713,839	21,846,386
Deferred compensation	5,216,383	5,207,176
Other liabilities	369,812	369,812

Total liabilities	71,904,898	75,823,379

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value;
authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value;
authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding September 30, 2006, 6,564,995 shares;
outstanding June 30, 2006, 6,563,750 shares	6,564,995	6,563,750
Additional paid-in capital	3,685,036	3,670,152
Retained earnings	96,211,987	96,502,311
Accumulated other comprehensive income	725,276	766,112

Total shareholders’ equity	107,187,294	107,502,325

TOTAL	$179,092,192	$183,325,704

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2006	2005
NET SALES	$101,339,556	$97,435,163
COST OF GOODS SOLD	(82,934,329)	(78,291,968)

GROSS MARGIN	18,405,227	19,143,195
SELLING, GENERAL AND ADMINISTRATIVE	(17,280,977)	(17,486,666)

OPERATING INCOME	1,124,250	1,656,529

OTHER INCOME (EXPENSE):
Interest and other income	157,720	169,305
Interest expense	(388,845)	(260,281)

Total	(231,125)	(90,976)

INCOME BEFORE INCOME TAXES	893,125	1,565,553
PROVISION FOR INCOME TAXES	(330,000)	(580,000)

NET INCOME	$563,125	$985,553

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,565,028	6,547,362

Diluted	6,570,874	6,563,180

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.09	$0.15

Diluted	$0.09	$0.15

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$563,125	$985,553
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,364,335	1,320,997
Gain on disposition of capital assets	(5,782)	(18,950)
Deferred income taxes	382,819	(10,000)
Changes in operating assets and liabilities:
Trade receivables	3,815,160	5,330,671
Inventories	97,720	(13,195,645)
Other current assets	378,820	279,045
Other assets	92,876	(206,015)
Accounts payable – trade	(637,228)	(1,487,392)
Accrued liabilities	(1,173,862)	60,341
Other long-term liabilities	—	51,615
Deferred compensation	9,207	81,049

Net cash provided by (used in) provided by operating activities	4,887,190	(6,808,731)

INVESTING ACTIVITIES:
Purchases of investments	(136,313)	(98,529)
Proceeds from sales of investments	147,500	70,587
Proceeds from sale of capital assets	6,700	18,950
Capital expenditures	(572,944)	(238,889)

Net cash used in investing activities	(555,057)	(247,881)

FINANCING ACTIVITIES:
Repayment of proceeds from short-term borrowings, net	(2,000,000)	7,642,977
Repayment of long-term borrowings	(116,760)	—
Dividends paid	(853,287)	(850,387)
Proceeds from issuance of common stock	16,129	18,696

Net cash (used in) provided by financing activities	(2,953,918)	6,811,286

Increase (decrease) in cash and cash equivalents	1,378,215	(245,326)
Cash and cash equivalents at beginning of period	1,985,768	1,706,584

Cash and cash equivalents at end of period	$3,363,983	$1,461,258

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Three Months Ended September 30,
	2006	2005
Interest	$389,000	$260,000
Income taxes	$307,000	$39,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2006, and the notes thereto, included in Flexsteel’s most recent Annual Report on Form 10-K as filed with the SEC.

DESCRIPTION OF BUSINESS – Flexsteel was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in seat spring. The Company primarily distributes its products throughout the United States through the Company’s sales force to furniture dealers, department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

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

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.5 and $3.3 million higher at September 30, 2006 and June 30, 2006 if they had been valued on the FIFO method. A comparison of inventories is as follows (in millions):

	September 30,	June 30,
	2006	2006
Raw materials	$19.3	$19.7
Work in process and finished parts	8.8	8.7
Finished goods	56.6	56.4
Total	$84.7	$84.8

3.        BORROWINGS AND CREDIT ARRANGEMENTS – At September 30, 2006, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.5
Overnight borrowing interest rate at prime minus 1%; unsecured	—
$20.0 million working capital line of credit through June 29, 2007; interest rate at LIBOR + 0.875%; unsecured	7.0
Long-Term:
$20.0 million revolving note; expires October 31, 2010; interest rate at LIBOR + 1.0%; unsecured	20.0
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1.7
Total	$29.2

The Company has lines of credit of $52.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The credit facilities provide for $48.0 million in unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $7.0 million was outstanding at September 30, 2006, with interest selected at the option of the Company at prime (8.25% at September 30, 2006) or LIBOR (5.32% at September 30, 2006) plus 0.875%. The short-term portion also provides overnight credit when required for operations. The short-term line of credit expires June 29, 2007. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at September 30, 2006, and expires October 31, 2010. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 1.0%. The credit facility also provides $8.0 million to support letters of credit issued by the Company, of which $0.6 million was outstanding at September 30, 2006. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. On September 30, 2006, the Company had effectively fixed the interest rates at 4.3% on approximately $16.3 million of its long-term debt through the use of interest rate swaps. On October 10, 2006, $5.0 million of the interest rate swaps expired.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At September 30, 2006, the Company was in compliance with all financial covenants contained in the credit agreement. During fiscal 2007, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2007. The Company believes that it will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit and where its routine daily banking transactions are processed. This line of credit is at a rate of prime minus 1.0%, is unsecured and expires December 1, 2006. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amounts were outstanding on this line of credit at September 30, 2006.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $16.3 million with a weighted average fixed rate of 4.3% at September 30, 2006. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps totaled an asset of $0.2 million and $0.4 million as of September 30, 2006 and June 30, 2006, respectively, and are reflected as other assets on the accompanying consolidated balance sheet. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2006 and 2005 (in millions):

	2006	2005
Accrued warranty costs at June 30	$1.1	$1.2
Payments made for warranty and related costs	(0.7)	(0.9)
Accrual for product warranty	0.7	0.9
Accrued warranty costs at September 30	$1.1	$1.2

6.	STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1)   Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the three months ended September 30, 2006 and 2005. As of September 30, 2006 there were 4,745 unvested shares outstanding with a total weighted average grant date fair value of $0.1 million. Compensation cost related to these awards was not material during the three-month period ended September 30, 2006 and is not expected to be material over the weighted average remaining life of 0.7 years. The Company expects forfeitures under this plan to be nominal and there were 50 shares and no shares forfeited in the three months ended September 30, 2006 and 2005, respectively. At September 30, 2006, 69,407 shares were available for future grants.

(2)   Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The Company’s shareholders have approved all stock option plans.

No options were granted during the three months ended September 30, 2006 and 2005, and there are no unvested options, as all options are fully vested upon grant. Therefore, there was no pro-forma compensation expense to be disclosed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128 for the three months ended September 30, 2006 and 2005.

At September 30, 2006, 131,700 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2007 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2006, and the changes from June 30, 2005, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2005	503,601	$16.50	$0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	—	—
Outstanding and exercisable at June 30, 2006	661,101	16.01	0.1
Granted	—	—
Exercised	—	—
Canceled	(5,500)	16.70
Outstanding and exercisable at September 30, 2006	655,601	$16.01	$0.1

The following table summarizes information for options outstanding and exercisable at September 30, 2006:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	26,200	4.3	$10.65
12.66 – 13.59	55,200	2.8	13.18
14.40 – 16.52	427,806	8.0	15.56
19.21 – 20.27	146,395	7.1	19.33
$10.30 – 20.27	655,601	7.2	$16.01

7.

INCOME TAXES – In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with our income tax policy, significant or unusual items are separately recognized in the quarter in which they occur.

8.

LITIGATION – From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its consolidated operating results, financial condition, or cash flows.

9.

CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $0.2 million and the remaining minimum payments are approximately $0.2 million at September 30, 2006. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

10.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters ended September 30, 2006 and 2005, net income as reported for each respective period is divided by:

	Three Months Ended September 30,
	2006	2005

Basic shares outstanding	6,565,028	6,547,362
Dilutive effect of stock options	5,846	15,818
Diluted shares outstanding	6,570,874	6,563,180

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	577,201	420,201

11.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters ended, were as follows (in thousands):

	Three Months Ended September 30,
	2006	2005

Net income	$563	$986
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $85 and $(30), respectively	(139)	51
Change in fair value of available-for-sale, securities, net of income taxes of $(60) and $(10), respectively	98	16
Total other comprehensive (loss) income	(41)	67
Total comprehensive income	$522	$1,053

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	September 30,	June 30,
	2006	2006
Available-for-sale securities	$856	$758
Interest rate swaps	124	263
Minimum pension liability	(255)	(255)
Total accumulated other comprehensive income	$725	$766

12.

ACCOUNTING DEVELOPMENTS – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans– an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year 2007 while the new measurement date is effective for fiscal year 2008. The Company is in the process of evaluating the impact of SFAS No. 158 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

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

Inventories – the Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the LIFO method. Other inventories are valued on the FIFO method. Changes in the market conditions could require a write down of inventory.

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

Self-insurance programs – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation, the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company.

Warranty – the Company has warranty coverages with respect to the original purchases of its products that range from three months to lifetime. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

Income taxes – the Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income.

Revenue recognition – is upon delivery of product to our customer. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to its customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2006 and 2005. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	(81.8)	(80.4)
Gross margin	18.2	19.6
Selling, general and administrative	(17.1)	(17.9)
Operating income	1.1	1.7
Other expense, net	(0.2)	(0.1)
Income before income taxes	0.9	1.6
Income tax (expense) benefit	(0.3)	(0.6)
Net income	0.6%	1.0%

Results of Operations for the Quarter Ended September 30, 2006 vs. 2005

Net sales for the quarter ended September 30, 2006 were $101.3 million compared to the prior year quarter of $97.4 million, an increase of 4.0%. Residential net sales were $56.9 million, a decrease of 2.2% from the prior year quarter net sales of $58.1 million. Recreational vehicle net sales were $15.9 million, compared to $18.3 million, a decrease of 12.8% from the prior year quarter. The decline in recreational vehicle net sales is due primarily to a weaker wholesale market environment. Commercial net sales were $28.5 million, compared to $21.0 million in the prior year quarter, an increase of 35.7%. The increase in commercial net sales is primarily due to expanded commercial office product offerings and improved industry performance for hospitality products.

Gross margin for the quarter ended September 30, 2006 was 18.2% compared to 19.6% in the prior year quarter. The gross margin decline is a result of increased manufacturing and warehousing costs, and under absorption of fixed manufacturing costs.

Selling, general and administrative (“SG&A”) expenses were 17.1% and 17.9% of net sales for the quarters ended September 30, 2006 and 2005, respectively. The decrease in quarterly SG&A expenses is due primarily to lower collection related expenses and reduction in other administrative expenses when compared to the prior year quarter.

Operating income for the current quarter was $1.1 million compared to $1.7 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax rate was 36.9% and 37.0% in the current and prior year fiscal quarters, respectively. The Company anticipates its effective income tax rate for the fiscal year to be approximately 37.0%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $0.6 million or $0.09 per share, compared to the prior year quarter of $1.0 million or $0.15 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2006 was $97.5 million, compared to $97.0 million at June 30, 2006. Cash and cash equivalents increased $1.4 million and accounts receivable decreased $3.8 million due to expected timing fluctuations in collections.

Net cash provided by operating activities was $4.9 million at September 30, 2006. Net cash used in operating activities was $6.8 million at September 30, 2005.

Capital expenditures were $0.6 million and $0.2 million during the first three months of fiscal 2007 and 2006, respectively, primarily for delivery equipment. During the next nine months, it is anticipated that less than $4.0 million will be used for the acquisition of capital assets. Cash generated from operations and available lines of credit are expected to provide funds necessary for projected capital expenditures.

Net cash used in financing activities was $3.0 million during the quarter ended September 30, 2006. Net cash provided by financing activities was $6.8 million during the quarter ended September 30, 2005. Short-term borrowings decreased by $2.0 million in the quarter ended September 30, 2006 primarily due to the decrease in accounts receivable. During the quarter ended September 30, 2005, short-term borrowings increased $7.6 million to meet cash requirements related to increases in inventory.

The Company has adequate cash and credit arrangements to meet its current operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed. During fiscal 2007, the Company has begun the process of obtaining an extension or refinancing its working capital line of credit that expires June 29, 2007. The Company believes that it will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Outlook

The U. S. economy and the U.S. furniture industry, including Flexsteel, have always been impacted by world events. However, with the increasing globalization of world markets and economies, the impact of change, both positive and negative, is felt sooner and stronger than ever before. As conflicts play out in various regions of the world, there is uncertainty related to interest rates and volatility with respect to energy costs, factors that we believe will continue to have an adverse effect on the demand for the products that we design, manufacture and market.

Retail furniture stores, the primary driver of demand for our residential seating products, have faced a very challenging business environment for the last eighteen months. The demand for recreational vehicles at the wholesale level is the main driving force for our products in the recreational vehicle seating application. Despite the generally favorable longer-term demographics that are expected by the recreational vehicle industry, current demand at the wholesale level has been soft. Improvement in this industry is not expected until the next model year is introduced late in our fourth quarter of the 2007 fiscal year. Our products intended for commercial applications have been well received and the demand for these products is expected to remain strong for the remainder of the 2007 fiscal year.

We continue to take actions to address top line growth for each product application and our overall profitability by focusing on those areas that we can control or significantly influence including: new product introductions, refining existing product offerings, adjusting selling and delivery prices, adjusting production capacity and levels and implementing cost control measures for inventory and capital expenditures. Our management believes that we are in a position to respond to the rapid changes that are affecting most of the markets we serve. We will continue to develop products for alternative applications and distribution.

We believe that our strategy of providing furniture from a selection of domestically manufactured and imported products is sound business practice. We believe that this blended strategy gives us the opportunity to successfully participate in all the important avenues of furniture distribution in the United States.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment at least annually. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon the outcome of the annual evaluation could result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At September 30, 2006, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During the three-months ended September 30, 2006 and 2005, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2006, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $110,000, assuming no change in the volume or composition of debt. On September 30, 2006, the Company had effectively fixed the interest rates at 4.3% on approximately $16.3 million of its long-term debt through the use of interest rate swaps and fixed the interest rate on an additional $2.2 million through fixed rate equipment financing. On October 10, 2006, $5.0 million of the $16.3 million interest rate swaps expired. The estimated earnings reduction takes the interest rate swaps and fixed interest financing into account. As of September 30, 2006, the cumulative fair value of the swaps is an asset of approximately $0.2 million and is included in other assets.

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

(a)   Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)   Changes in internal control over financial reporting. During the quarter ended September 30, 2006, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this quarterly report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made in this press release. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 6.	Exhibits

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	October 27, 2006	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer