Form 10-Q
period 2006-12-31
FLEXSTEEL INDUSTRIES INC
filed 2007-02-09
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006

or

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

P. O. BOX 877
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Common Stock — $1.00 Par Value
Shares Outstanding as of December 31, 2006	6,566,340

PART I      FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	June 30,
ASSETS	(UNAUDITED)	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,108,074	$1,985,768
Investments	922,514	817,618
Trade receivables – less allowance for doubtful accounts: December 31, 2006, $2,460,000; June 30, 2006, $2,820,000	51,715,380	51,179,791
Inventories	76,952,019	84,769,972
Deferred income taxes	4,480,000	4,620,000
Other	2,036,170	2,014,121
Total current assets	137,214,157	145,387,270
NON-CURRENT ASSETS:
Property, plant and equipment, net	24,461,527	24,158,041
Deferred income taxes	2,650,000	2,210,000
Other assets	11,539,129	11,570,393
TOTAL	$175,864,813	$183,325,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$16,256,418	$15,768,435
Notes payable	2,081,957	9,466,643
Accrued liabilities:
Payroll and related items	6,276,277	7,720,173
Insurance	7,252,131	7,651,109
Other	8,551,817	7,793,645
Total current liabilities	40,418,600	48,400,005
LONG-TERM LIABILITIES:
Long-term debt	21,589,573	21,846,386
Deferred compensation	5,339,536	5,207,176
Other liabilities	369,812	369,812
Total liabilities	67,717,521	75,823,379

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2006, 6,566,340 shares; outstanding June 30, 2006, 6,563,750 shares	6,566,340	6,563,750
Additional paid-in capital	3,975,162	3,670,152
Retained earnings	96,767,021	96,502,311
Accumulated other comprehensive income	838,769	766,112
Total shareholders’ equity	108,147,292	107,502,325
TOTAL	$175,864,813	$183,325,704

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
NET SALES	$105,699,659	$106,301,259	$207,039,215	$203,736,422
COST OF GOODS SOLD	(85,925,703)	(86,598,189)	(168,860,032)	(164,890,157)
GROSS MARGIN	19,773,956	19,703,070	38,179,183	38,846,265
SELLING, GENERAL AND ADMINISTRATIVE	(17,326,814)	(18,610,560)	(34,607,791)	(36,097,226)
OPERATING INCOME	2,447,142	1,092,510	3,571,392	2,749,039
OTHER INCOME (EXPENSE):
Interest and other income	173,287	137,630	331,007	306,935
Interest expense	(391,772)	(371,123)	(780,617)	(631,404)
Total	(218,485)	(233,493)	(449,610)	(324,469)
INCOME BEFORE INCOME TAXES	2,228,657	859,017	3,121,782	2,424,570
PROVISION FOR INCOME TAXES	(820,000)	(370,000)	(1,150,000)	(950,000)
NET INCOME	$1,408,657	$489,107	$1,971,782	$1,474,570
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,566,340	6,560,190	6,565,684	6,553,776
Diluted	6,579,053	6,583,053	6,574,963	6,573,116
EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.21	$0.07	$0.30	$0.22
Diluted	$0.21	$0.07	$0.30	$0.22
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13	$0.26	$0.26

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	December 31,
	2006	2005

OPERATING ACTIVITIES:
Net income	$1,971,782	$1,474,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,723,279	2,699,355
Stock-based compensation expense	274,000	427,000
Gain on disposition of capital assets	(15,732)	(24,447)
Deferred income taxes	(344,723)	(520,000)
Changes in operating assets and liabilities:
Trade receivables	(535,589)	(1,820,281)
Inventories	7,817,953	(18,493,115)
Other current assets	(22,049)	(270,525)
Other assets	(101,305)	(275,872)
Accounts payable – trade	487,983	5,265,049
Accrued liabilities	(1,085,745)	137,514
Other long-term liabilities		42,928
Deferred compensation	132,361	115,458
Net cash provided by (used in) operating activities	11,302,215	(11,242,366)

INVESTING ACTIVITIES:
Purchases of investments	(96,853)	(168,855)
Proceeds from sales of investments	198,266	257,355
Proceeds from sale of capital assets	16,650	58,086
Capital expenditures	(2,984,043)	(3,064,688)
Net cash used in investing activities	(2,865,980)	(2,918,102)

FINANCING ACTIVITIES:
(Repayment of) proceeds from short-term borrowings, net	(7,406,517)	14,065,353
Repayment of long-term borrowings	(234,982)	(19,708)
Proceeds from long-term borrowings		2,760,471
Dividends paid	(1,706,737)	(2,555,874)
Proceeds from issuance of common stock	34,307	59,871
Net cash (used in) provided by financing activities	(9,313,929)	14,310,113

(Decrease) increase in cash and cash equivalents	(877,694)	149,645
Cash and cash equivalents at beginning of period	1,985,768	1,706,584
Cash and cash equivalents at end of period	$1,108,074	$1,856,229

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Six Months Ended
	December 31,
	2006	2005
Interest	$760,000	$672,000
Income taxes	$1,372,000	$1,583,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2006

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the six-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2006, and the notes thereto, included in Flexsteel’s most recent Annual Report on Form 10-K as filed with the SEC.

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

The Company has two active wholly-owned subsidiaries: (1) DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, vertically integrated manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture, and (2) Desert Dreams, Inc., which owns a commercial building that it leases to an unrelated entity. A third wholly-owned subsidiary, Four Seasons, Inc., is no longer active.

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.6 million and $3.3 million higher at December 31, 2006 and June 30, 2006, respectively, if they had been valued on the FIFO method. At December 31, 2006 and June 30, 2006 the total value of LIFO inventory was $3.0 million and $3.8 million, respectively. A comparison of inventories is as follows (in millions):

	December 31,	June 30,
	2006	2006
Raw materials	$17.2	$19.7
Work in process and finished parts	8.6	8.7
Finished goods	51.2	56.4
Total	$77.0	$84.8

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At December 31, 2006, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.5
Overnight borrowing interest rate at prime minus 1%; unsecured	1.6
$20.0 million working capital line of credit through June 29, 2007; interest rate at LIBOR +0.75%; unsecured	0.0
Long-Term:
$20.0 million revolving note; expires October 31, 2010; interest rate at LIBOR +0.75%; unsecured	20.0
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1.6
Total	$23.7

The Company has lines of credit of $45.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The credit facilities provide for $41.0 million in unsecured credit and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million with interest selected at the option of the Company at prime (8.25% at December 31, 2006) or LIBOR (5.35% at December 31, 2006) plus 0.75%. The short-term portion also provides overnight credit at prime rate less 1% when required for operations. At December 31, 2006, $0.8 million was outstanding at prime rate less 1% (7.25%). The short-term line of credit expires June 29, 2007. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at December 31, 2006, and expires October 31, 2010. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $1.0 million to support letters of credit issued by the Company, of which $0.1 million was outstanding at December 31, 2006. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1%. On December 31, 2006, the Company had effectively fixed the interest rates at 4.1% on approximately $11.1 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At December 31, 2006, the Company was in compliance with all financial covenants contained in the credit agreement. During fiscal 2007, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2007. The Company believes that it will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit and where its routine daily banking transactions are processed. This line of credit is at a rate of prime minus 1.0%, is unsecured and expires November 28, 2007. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. A total of $0.8 million was outstanding on this line of credit at December 31, 2006.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $11.1 million with a weighted average fixed rate of 4.1% at December 31, 2006. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $0.1 million and $0.4 million as of December 31, 2006 and June 30, 2006, respectively, and are reflected as other assets on the accompanying consolidated balance sheet. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2006 and 2005 (in millions):

	2006	2005
Accrued warranty costs at June 30	$1.1	$1.2
Payments made for warranty and related costs	(1.6)	(1.8)
Accrual for product warranty	1.6	1.7
Accrued warranty costs at December 31	$1.1	$1.1

6.	STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the six-months ended December 31, 2006 and 2005. As of December 31, 2006, there were 4,745 unvested shares outstanding with a weighted average grant date fair value of $0.1 million, which will vest in the first quarter of fiscal 2008. Compensation cost related to these awards was not material during the three and six month periods ended December 31, 2006 and is not expected to be material over the weighted average remaining life of 0.5 years. The Company expects forfeitures under this plan to be nominal. A total of 50 shares and no shares were forfeited in the six months ended December 31, 2006 and 2005, respectively. At December 31, 2006, 69,407 shares were available for future grants.

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

In December 2006 and 2005 the Company issued options for 135,000 and 159,500 common shares at an exercise prices of $12.63 and $14.40 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.3 and $0.4 million during the quarter ended December 31, 2006 and 2005, respectively. The Company also recorded reductions in its income tax expense of $0.1 million related to the issuance of the options in both quarters ended December 31, 2006 and 2005. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2006 and 2005, respectively; dividend yield of 4.1% and 3.6%; expected volatility of 21.6% and 23.3%; risk-free interest rate of 4.5% and 4.5%; and an expected life of 5 years on all options. The expected volatility is determined based on historical data. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

The weighted-average grant date fair value of stock options granted during the three months and six months ended December 31, 2006 and 2005 was $1.98 and $2.68, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three months and six months ended December 31, 2006 and 2005 were not material.

At December 31, 2006, 496,700 shares were available for future grants. The Company does not anticipate that additional options will be granted during fiscal 2007. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2007 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2006, and the changes from June 30, 2005, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2005	503,601	$16.50	$0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	–	–
Outstanding and exercisable at June 30, 2006	661,101	16.01	0.1
Granted	135,000	12.63
Exercised	–	–
Canceled	(7,500)	15.65
Outstanding and exercisable at December 31, 2006	788,601	$15.44	$0.1

The following table summarizes information for options outstanding and exercisable at December 31, 2006:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	26,200	4.0	$10.65
12.66 – 13.59	188,200	7.9	12.79
14.40 – 16.52	427,806	7.7	15.56
19.21 – 20.27	146,395	6.9	19.33
$10.30 – 20.27	788,601	7.5	$15.44

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

9.

CONTINGENCIES – The Company has guaranteed the future lease payments of a third party ending August 2007. The annual minimum lease payments are approximately $0.2 million and the remaining minimum payments are approximately $0.2 million at December 31, 2006. The Company has not been required to make any payments and has not recorded any amount in its financial statements related to this guarantee.

10.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and six months ended December 31, 2006 and 2005, net income as reported for each respective period is divided by:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Basic shares outstanding	6,566,340	6,560,190	6,565,684	6,553,776
Dilutive effect of stock options	12,713	22,863	9,279	19,340
Diluted shares outstanding	6,579,053	6,583,053	6,574,963	6,573,116

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	577,201	420,201	577,201	420,201

11.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters and six months ended December 31, 2006 and 2005, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005

Net income	$1,409	$489	$1,972	$1,475
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $7, $10, $92 and $(20), respectively	(11)	(18)	(150)	34
Change in fair value of available-for-sale, securities, net of income taxes of $(77), $(6), $(137) and $(15), respectively	124	9	223	25
Total other comprehensive income (loss)	113	(9)	73	59
Total comprehensive income	$1,522	$480	$2,044	$1,534

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	December 31,	June 30,
	2006	2006
Available-for-sale securities	$981	$758
Interest rate swaps	113	263
Minimum pension liability	(255)	(255)
Total accumulated other comprehensive income	$839	$766

12.

ACCOUNTING DEVELOPMENTS – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

13.

On January 25, 2007 the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC. These comments were received as part of the SEC’s standard review from time to time of periodic reports of public companies. The SEC staff’s review encompassed Flexsteel’s Form 10-K for fiscal year ended June 30, 2006. The Company is in the process of responding to the SEC’s comments within the timeframe provided, and does not believe that the resolution of such matters will have a significant impact on its financial statements.

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

Use of estimates – the Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collect ability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, warranty costs and income taxes.

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

Warranty – the Company has warranty coverage’s with respect to the original purchases of its products that range from three months to lifetime. The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and six months ended December 31, 2006 and 2005. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(81.3)	(81.5)	(81.6)	(80.9)
Gross margin	18.7	18.5	18.4	19.1
Selling, general and administrative	(16.4)	(17.5)	(16.7)	(17.7)
Operating income	2.3	1.0	1.7	1.4
Other expense, net	(0.2)	(0.3)	(0.2)	(0.2)
Income before income taxes	2.1	0.8	1.5	1.2
Income tax (expense) benefit	(0.8)	(0.3)	(0.5)	(0.5)
Net income	1.3%	0.5%	1.0%	0.7%

Results of Operations for the Quarter Ended December 31, 2006 vs. 2005

Net sales for the quarter ended December 31, 2006 were $105.7 million compared to the prior year quarter of $106.3 million, a decrease of 0.6%. Residential net sales were $67.0 million, compared to $69.6 million, a decrease of 3.7% from the prior year quarter. Residential net sales were down slightly from the prior period due to lower demand at the retail level. Recreational vehicle net sales were $14.9 million, compared to $15.9 million, a decrease of 6.2% from the prior year quarter. The decline in recreational vehicle net sales was due primarily to a weaker wholesale market environment. Commercial net sales were $23.8 million, compared to $20.8 million in the prior year quarter, an increase of 14.1%. The increase in commercial net sales was primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin for the quarter ended December 31, 2006 was 18.7% compared to 18.5% in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses were 16.4% and 17.5% of net sales for the quarters ended December 31, 2006 and 2005, respectively. The decrease in quarterly SG&A expenses was due primarily to a decrease in selling expenses of approximately $0.8 million, a decrease in collection related expenses of approximately $0.3 million and a reduction in stock-based compensation expense of approximately $0.2 million.

Operating income for the current quarter was $2.4 million compared to $1.1 million in the prior year quarter reflecting the aforementioned factors.

The effective tax rate was 36.7% and 43.1% in the current and prior year fiscal quarters, respectively. The Company anticipates its effective tax rate for the fiscal year to be approximately 37.0%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $1.4 million or $0.21 per share, compared to the prior year quarter of $0.5 million or $0.07 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2006 vs. 2005

Net sales for the six months ended December 31, 2006 were $207.0 million compared to $203.7 million in the prior year six months, an increase of 1.6%. Residential net sales were $128.8 million, compared to $127.7 million, an increase of 0.9% from the prior year six months. Recreational vehicle net sales were $30.8 million, compared to $34.2 million, a decrease of 9.7% from the prior year six months. The decline in recreational vehicle net sales was due primarily to a weaker wholesale market environment. Commercial net sales were $47.4 million, compared to $41.9 million in the prior year quarter, an increase of 13.2%. The increase in commercial net sales was primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin declined $0.7 million to $38.2 million or 18.4% of net sales in the current period from $38.8 million or 19.1% of net sales in the prior year period. Changes in product mix and continued pricing pressures combined with continued under absorption of fixed manufacturing costs have negatively impacted gross margin during the current six-month period, as compared to the prior year six-month period.

SG&A expenses were 16.7% and 17.7% of net sales for the current and prior six-month period, respectively. The decrease in SG&A expenses was due primarily to a decrease in selling expenses of approximately $0.8 million, a decrease in collection related expenses of approximately $0.4 million and a reduction in stock-based compensation expense of approximately $0.2 million.

The effective income tax rate was 36.8% and 39.2% in the current and prior six-month period, respectively. The Company anticipates its effective income tax rate for the fiscal year to be approximately 37.0%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current fiscal year to date net income of $2.0 million or $0.30 per share compared to $1.5 million or $0.22 per share in the prior year period, an increase of $0.5 million or $0.08 per share from the prior year six-month periods.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2006 was $96.8 million, compared to $97.0 million at June 30, 2006. Net cash provided by operating activities was $11.3 million for the six months ended December 31, 2006. Fluctuations in net cash provided by operating activities were primarily the result of a reduction in finished product and raw material inventories. The decrease of approximately $5.2 million in finished product inventory is primarily due to improved inventory turns. The decrease of approximately $2.5 million in raw material inventory is due to lower levels of domestic manufacturing.

Capital expenditures were $3.0 million and $3.1 million during the first six months of fiscal 2007 and 2006, respectively. The Company expects that capital expenditures will be approximately $9.0 million for the remainder of the fiscal year, including approximately $6.0 million for the purchase of a west coast warehouse building. The Company believes that existing credit facilities are adequate for its capital requirements for the remainder of fiscal year 2007.

Net cash used in financing activities was $9.3 million during the quarter ended December 31, 2006. Net cash provided by financing activities was $14.3 million during the quarter ended December 31, 2005. Short-term borrowings decreased by $7.4 million in the quarter ended December 31, 2006 primarily due to the decrease in accounts receivable. During the quarter ended December 31, 2005, short-term borrowings increased $14.1 million to meet cash requirements related to increases in inventory.

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

Outlook

The residential and vehicle markets continued soft through the Company’s second fiscal quarter. Sales of products into commercial applications showed continued strength. The Company expects these business conditions to continue through the remainder of the 2007 fiscal year.

The Company continues to explore cost control opportunities in all facets of its business and will continue to evaluate and implement sell price increases for products, as warranted. The Company believes it has the necessary inventories and product offerings in place to take advantage of opportunities for expansion of certain markets, such as commercial office and hospitality. The Company will continue its strategy of providing furniture from a wide selection of domestically manufactured and imported products.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment at least annually. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon the outcome of the annual evaluation could result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At December 31, 2006, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During the six-months ended December 31, 2006 and 2005, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2006, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $105,000, assuming no change in the volume or composition of debt. On December 31, 2006, the Company had effectively fixed the interest rates at 4.1% on approximately $11.1 million of its long-term debt through the use of interest rate swaps and fixed the interest rate on an additional $2.1 million through fixed rate equipment financing. The estimated earnings reduction takes the interest rate swaps and fixed interest financing into account. As of December 31, 2006, the cumulative fair value of the swaps is an asset of approximately $0.1 million and is included in other assets.

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2006, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, except that on January 25, 2007, the Company received a comment letter from the staff of the Division of Corporation Finance of the SEC. These comments were received as part of the SEC’s standard review from time to time of periodic reports of public companies. The SEC staff’s review encompassed Flexsteel’s Form 10-K for fiscal year ended June 30, 2006. The Company is in the process of responding to the SEC’s comments within the timeframe provided, and does not believe that the resolution of such matters will have a significant impact on its financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders on December 11, 2006, Proposals 1, 2 and 3 set forth in the Board of Directors’ definitive Proxy Statement dated November 1, 2006 were approved and adopted by the stockholders with the following votes:

Proposal 1 (Election of Directors): James R. Richardson: For 5,326,990, Withheld 311,189, Abstentions and Broker Non-votes 52,843. Patrick M. Crahan: For 5,326,980, Withheld 311,199, Abstentions and Broker Non-votes 52,843. Robert E. Deignan: For 5,629,426, Withheld 8,753, Abstentions and Broker Non-votes 52,843. Mary C. Bottie: For 5,630,279, Withheld 7,900, Abstentions and Broker Non-votes 52,843. The names of each Director whose term of office as a Director continued after the meeting are as follows: K. Bruce Lauritsen, Ronald J. Klosterman, Jeffrey T. Bertsch, Mary C. Bottie, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, James R. Richardson, Patrick M. Crahan, Robert E. Deignan and Eric S. Rangen.

Proposal 2 (Approval of the 2006 Stock Option Plan): For: 4,866,803, Against: 170,270, Abstentions: 11,336 and Broker Non-votes: 642,613.

Proposal 3 (Amendment of the 1983 Restated Articles of Incorporation): For: 5,241,502, Against: 407,048, and Abstentions: 42,472.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 9, 2007	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer