Form 10-Q
period 2007-03-31
FLEXSTEEL INDUSTRIES INC
filed 2007-04-25
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from                 to

Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Incorporated in State of Minnesota	42-0442319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2007	6,569,295

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2007 (UNAUDITED)	June 30, 2006
CURRENT ASSETS:
Cash and cash equivalents	$2,281,832	$1,985,768
Investments	975,656	817,618
Trade receivables – less allowance for doubtful accounts:
March 31, 2007, $2,400,000;
June 30, 2006, $2,820,000	50,001,632	51,179,791
Inventories	75,148,334	84,769,972
Deferred income taxes	4,190,000	4,620,000
Other	1,956,876	2,014,121
Total current assets	134,554,330	145,387,270
NON-CURRENT ASSETS:
Property, plant and equipment, net	30,259,434	24,158,041
Deferred income taxes	2,790,000	2,210,000
Other assets	11,928,218	11,570,393
TOTAL	$179,531,982	$183,325,704

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$13,851,456	$15,768,435
Notes payable	5,393,147	9,466,643
Accrued liabilities:
Payroll and related items	8,038,197	7,720,173
Insurance	7,959,804	7,651,109
Other	8,275,417	7,793,645
Total current liabilities	43,518,021	48,400,005
LONG-TERM LIABILITIES:
Long-term debt	21,463,751	21,846,386
Deferred compensation	5,337,760	5,207,176
Other liabilities	369,812	369,812
Total liabilities	70,689,344	75,823,379

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2007, 6,569,295 shares; outstanding June 30, 2006, 6,563,750 shares	6,569,295	6,563,750
Additional paid-in capital	4,002,138	3,670,152
Retained earnings	97,434,614	96,502,311
Accumulated other comprehensive income	836,591	766,112
Total shareholders’ equity	108,842,638	107,502,325
TOTAL	$179,531,982	$183,325,704

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
NET SALES	$104,071,451	$110,345,280	$311,110,666	$314,081,702
COST OF GOODS SOLD	(83,593,396)	(88,979,296)	(252,453,428)	(253,869,453)
GROSS MARGIN	20,478,055	21,365,984	58,657,238	60,212,249
SELLING, GENERAL AND ADMINISTRATIVE	(18,277,812)	(18,223,706)	(52,885,603)	(54,320,932)
GAIN ON SALE OF LAND	392,685	—	392,685	—
OPERATING INCOME	2,592,928	3,142,278	6,164,320	5,891,317
OTHER INCOME (EXPENSE):
Interest and other income	128,356	247,120	459,363	554,055
Interest expense	(329,682)	(487,530)	(1,110,298)	(1,118,934)
Total	(201,326)	(240,410)	(650,935)	(564,879)
INCOME BEFORE INCOME TAXES	2,391,602	2,901,868	5,513,385	5,326,438
BENEFIT FROM (PROVISION FOR) INCOME TAXES	(870,000)	(1,140,000)	(2,020,000)	(2,090,000)
NET INCOME	$1,521,602	$1,761,868	$3,493,385	$3,236,438
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,568,251	6,562,456	6,566,396	6,556,669
Diluted	6,586,488	6,583,230	6,578,661	6,576,487
EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.23	$0.27	$0.53	$0.49
Diluted	$0.23	$0.27	$0.53	$0.49
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13	$0.39	$0.39

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,493,385	$3,236,438
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,989,813	4,099,889
Stock-based compensation expense	274,000	427,000
Gain on disposition of capital assets	(473,060)	(41,647)
Deferred income taxes	(194,670)	(470,000)
Changes in operating assets and liabilities:
Trade receivables	1,178,159	(2,187,567)
Inventories	9,621,638	(16,841,089)
Other current assets	57,245	(570,859)
Other assets	(306,803)	(511,971)
Accounts payable – trade	(1,916,979)	4,222,023
Accrued liabilities	1,107,064	2,037,849
Deferred compensation	130,584	109,798
Net cash provided by (used in) operating activities	16,960,376	(6,490,136)
INVESTING ACTIVITIES:
Purchases of investments	(508,817)	(700,245)
Proceeds from sales of investments	356,266	1,331,355
Proceeds from sale of capital assets	637,466	75,286
Capital expenditures	(10,196,972)	(609,388)
Net cash (used in) provided by investing activities	(9,712,057)	97,008
FINANCING ACTIVITIES:
(Repayment of) proceeds from short-term borrowings, net	(4,101,446)	897,493
Repayment of long-term borrowings	(354,686)	(132,126)
Proceeds from long-term borrowings		7,200,000
Dividends paid	(2,560,361)	(2,555,874)
Proceeds from issuance of common stock	64,238	78,101
Net cash (used in) provided by financing activities	(6,952,255)	5,487,594

Increase (decrease) in cash and cash equivalents	296,064	(905,534)
Cash and cash equivalents at beginning of period	1,985,768	1,706,584
Cash and cash equivalents at end of period	$2,281,832	$801,050

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Nine Months Ended March 31,
	2007	2006
Interest	$1,110,000	$1,160,000
Income taxes	$2,014,000	$1,972,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2007

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the nine-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements for the year ended June 30, 2006, and the notes thereto, included in Flexsteel’s most recent Annual Report on Form 10-K as filed with the SEC.

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

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.5 million and $3.3 million higher at March 31, 2007 and June 30, 2006, respectively, if they had been valued on the FIFO method. At March 31, 2007 and June 30, 2006 the total value of LIFO inventory was $3.1 million and $3.8 million, respectively. A comparison of inventories is as follows (in millions):

	March 31, 2007	June 30, 2006
Raw materials	$14.1	$19.7
Work in process and finished parts	8.2	8.7
Finished goods	52.8	56.4
Total	$75.1	$84.8

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At March 31, 2007, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.5
Overnight borrowing interest rate at prime minus 1%; unsecured	0.9
$20.0 million working capital line of credit through June 29, 2007; interest rate at LIBOR +0.625%; unsecured	4.0

Long-Term:
$20.0 million revolving note; expires October 31, 2010; interest rate at LIBOR +0.75%; unsecured	20.0
$2.6 million fixed rate note; requiring payments through March 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1.5
Total	$26.9

The Company has lines of credit of $45.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The credit facilities provide for $41.0 million in unsecured credit and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million with interest selected at the option of the Company at prime (8.25% at March 31, 2007) or LIBOR (5.32% at March 31, 2007) plus .625%. The short-term portion also provides overnight credit at prime rate less 1% when required for operations. At March 31, 2007, $0.1 million was outstanding at prime rate less 1% (7.25%). The short-term line of credit expires June 29, 2007. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at March 31, 2007, and expires October 31, 2010. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $1.0 million to support letters of credit issued by the Company, of which $0.1 million was outstanding at March 31, 2007. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1%. On March 31, 2007, the Company had effectively fixed the interest rates at 4.1% on approximately $10.8 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At March 31, 2007, the Company was in compliance with all financial covenants contained in the credit agreement. During fiscal 2007, the Company has begun the process of obtaining an extension or refinancing their working capital line of credit that expires June 29, 2007. The Company believes that it will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through March 2010. The balance outstanding at March 31, 2007 was approximately $2.0 million. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit and where its routine daily banking transactions are processed. This line of credit is at a rate of prime minus 1.0%, is unsecured and expires November 28, 2007. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. A total of $0.8 million was outstanding on this line of credit at March 31, 2007.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $10.8 million with a weighted average fixed rate of 4.1% at March 31, 2007. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The fair values of the swaps were an asset of $0.1 million and $0.4 million as of March 31, 2007 and June 30, 2006, respectively, and are reflected as other assets on the accompanying consolidated balance sheet. The fair value of the Company’s interest rate swap agreements are based on values provided by the issuer. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Accrued warranty costs at June 30	$1.1	$1.2
Payments made for warranty and related costs	(2.4)	(3.0)
Accrual for product warranty	2.3	2.9
Accrued warranty costs at March 31	$1.0	$1.1

6.	STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the nine-months ended March 31, 2007 and 2006. As of March 31, 2007, there were 4,745 unvested shares outstanding with a weighted average grant date fair value of $0.1 million, which will vest in the first quarter of fiscal 2008. Compensation cost related to these awards was not material during the three and nine month periods ended March 31, 2007 and is not expected to be material over the weighted average remaining life of 0.25 years. The Company expects forfeitures under this plan to be nominal. A total of 50 shares and no shares were forfeited in the nine months ended March 31, 2007 and 2006, respectively. At March 31, 2007, 69,407 shares were available for future grants.

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

In December 2006 and 2005, the Company issued options for 135,000 and 159,500 common shares at exercise prices of $12.63 and $14.40 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.3 and $0.4 million during the quarter ended December 31, 2006 and 2005, respectively. The Company also recorded reductions in its income tax expense of $0.1 million related to the issuance of the options in both quarters ended December 31, 2006 and 2005. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

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

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2007 and 2006 was $1.98 and $2.68, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three months and nine months ended March 31, 2007 and 2006 were not material.

At March 31, 2007, 496,700 shares were available for future grants. The Company does not anticipate that additional options will be granted during fiscal 2007. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2007 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of March 31, 2007, and the changes from June 30, 2005, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2005	503,601	$16.50	$0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	—	—
Outstanding and exercisable at June 30, 2006	661,101	16.01	0.1
Granted	135,000	12.63
Exercised	(4,427)	12.60
Canceled	(9,500)	15.60
Outstanding and exercisable at March 31, 2007	782,174	$15.45	$0.7

The following table summarizes information for options outstanding and exercisable at March 31, 2007:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	26,200	3.8	$10.65
12.45 – 13.59	183,773	7.6	12.79
14.40 – 16.52	426,806	7.5	15.56
19.21 – 20.27	145,395	6.6	19.33
$10.30 – 20.27	782,174	7.2	$15.45

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

9.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and nine months ended March 31, 2007 and 2006, net income as reported for each respective period is divided by the following share amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Basic shares outstanding	6,568,251	6,562,456	6,566,396	6,556,669
Dilutive effect of stock options	18,237	20,774	12,265	19,818
Diluted shares outstanding	6,586,488	6,583,230	6,578,661	6,576,487

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	572,201	420,201	572,201	420,201

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters and nine months ended March 31, 2007 and 2006, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Net income	$1,522	$1,762	$3,493	$3,236
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $ 21, $(37), $113 and $(57), respectively	(36)	57	(187)	91
Change in fair value of available-for-sale, securities, net of income taxes of $(21), $(27), $(158) and $(42), respectively	33	43	258	69
Total other comprehensive income (loss)	(3)	100	71	160
Total comprehensive income	$1,519	$1,862	$3,564	$3,396

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	March 31, 2007	June 30, 2006
Available-for-sale securities	$1,015	$758
Interest rate swaps	77	263
Minimum pension liability	(255)	(255)
Total accumulated other comprehensive income	$837	$766

11.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated statements.

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

Valuation of long-lived assets – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed, but not less than annually. These evaluations could result in a change in estimated useful lives in future periods.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and nine months ended March 31, 2007 and 2006. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(80.3)	(80.6)	(81.1)	(80.8)
Gross margin	19.7	19.4	18.9	19.2
Selling, general and administrative	(17.6)	(16.5)	(17.0)	(17.3)
Gain on sale of land	0.4	—	0.1	—
Operating income	2.5	2.9	2.0	1.9
Other expense, net	(0.2)	(0.3)	(0.2)	(0.2)
Income before income taxes	2.3	2.6	1.8	1.7
Income tax expense	(0.8)	(1.0)	(0.7)	(0.7)
Net income	1.5%	1.6%	1.1%	1.0%

Results of Operations for the Quarter Ended March 31, 2007 vs. 2006

Net sales for the quarter ended March 31, 2007 were $104.1 million compared to the prior year quarter of $110.3 million, a decrease of 6%. Residential net sales were $59.5 million for the quarter ended March 31, 2007, compared to $69.6 million in the prior year quarter, a decrease of 15%. Residential net sales were down from the prior period due to lower demand at the retail level. Recreational vehicle net sales were $17.6 million for the quarter ended March 31, 2007, compared to $19.1 million in the prior year quarter, a decrease of 8%. The decline in recreational vehicle net sales was due primarily to a weaker wholesale market environment. Commercial net sales were $27.0 million for the quarter ended March 31, 2007, compared to $21.6 million in the prior year quarter, an increase of 25%. The increase in commercial net sales was primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin for the quarter ended March 31, 2007 was 19.7% compared to 19.4% in the prior year quarter. This improvement is primarily due to the impact of changes in product mix.

Selling, general and administrative (“SG&A”) expenses were 17.6% and 16.5% of net sales for the quarters ended March 31, 2007 and 2006, respectively. This increase in SG&A expenses for the current quarter compared to the prior year quarter is primarily due to the impact of fixed selling costs at the lower residential sales volume.

Current quarter net income includes a $0.4 million pre-tax gain from the sale of vacant land.

Operating income for the current quarter was $2.6 million compared to $3.1 million in the prior year quarter reflecting the aforementioned factors.

The effective tax rate was 36.4% and 39.3% in the current and prior year fiscal quarters, respectively. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $1.5 million or $0.23 per share, compared to the prior year quarter of $1.8 million or $0.27 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2007 vs. 2006

Net sales for the nine months ended March 31, 2007 were $311.1 million compared to $314.1 million in the prior year nine months, a decrease of 1%. Residential net sales were $188.2 million for the nine months ended March 31, 2007, compared to $197.4 million in the prior year nine months, a decrease of 5%. Residential net sales were down from the prior period due to lower demand at the retail level. Recreational vehicle net sales were $48.4 million for the nine months ended March 31, 2007, compared to $53.3 million in the prior year nine months, a decrease of 9%. The decline in recreational vehicle net sales was due primarily to a weaker wholesale market environment. Commercial net sales were $74.5 million for the nine months ended March 31, 2007, compared to $63.4 million in the prior year quarter, an increase of 17%. The increase in commercial net sales was primarily due to improved commercial office product offerings and improved industry performance for hospitality products.

Gross margin declined $1.6 million to $58.7 million or 18.9% of net sales in the current period from $60.2 million or 19.2% of net sales in the prior year period. Increased freight and warehousing costs and lower sales volume resulting in an under absorption of fixed costs have negatively impacted gross margin during the current nine-month period, as compared to the prior year nine-month period.

SG&A expenses were 17.0% and 17.3% of net sales for the current and prior nine-month periods, respectively. The decrease of approximately $1.4 million in SG&A expenses for the current nine-month period in comparison to the prior year nine-month period was due primarily to a decrease in collection related expenses of approximately $0.5 million, a decrease in selling expenses of approximately $0.4 million, and a reduction in stock-based compensation expense of approximately $0.1 million.

Net income for the nine-month period ended March 31, 2007 includes a $0.4 million pre-tax gain from the sale of vacant land.

The effective income tax rate was 36.6% and 39.2% in the current and prior nine-month periods, respectively. The Company anticipates its effective income tax rate for the fiscal year to be approximately 37%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in net income of $3.5 million or $0.53 per share for the nine months ended March 31, 2007 compared to $3.2 million or $0.49 per share in the prior year period, an increase of $0.3 million or $0.04 per share from the prior year nine-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2007 was $91.0 million. Net cash provided by operating activities was $17.0 million for the nine months ended March 31, 2007. The increase in net cash provided by operating activities was primarily the result of a reduction in finished product and raw material inventories. The decrease of approximately $3.6 million in finished product inventory is primarily due to improved inventory turns. The decrease of approximately $5.6 million in raw material inventory is due to lower levels of domestic manufacturing. Inventory levels may fluctuate significantly due to timing of and distribution channels for orders and type of products selected.

Capital expenditures were $10.2 million during the first nine months of fiscal year 2007, including approximately $6.0 million for the purchase of a west coast warehouse, approximately $1.5 million for a warehouse addition in Indiana and approximately $1.4 million for delivery equipment. Depreciation and amortization expense was $4.0 million and $4.1 million for the nine-month periods ended March 31, 2007 and 2006, respectively. The Company expects that capital expenditures will be approximately $1.0 million for the remainder of fiscal year 2007.

.

Net cash used in financing activities was $6.9 million during the quarter ended March 31, 2007. Net cash provided by financing activities was $8.0 million during the quarter ended March 31, 2006. Short-term borrowings decreased by $4.1 million in the quarter ended March 31, 2007 primarily due to the decrease in inventory. During the quarter ended March 31, 2006, short-term borrowings increased $1.4 million to meet cash requirements related to increases in inventory.

The Company believes it has adequate cash and credit arrangements to meet its current operating and capital requirements. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed. During fiscal 2007, the Company has begun the process of obtaining an extension or refinancing its working capital line of credit that expires June 29, 2007. The Company believes that it will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Outlook

Consistent with industry-wide trends, the residential and vehicle markets continued soft through the Company’s third fiscal quarter. The Company expects this to continue through the remainder of fiscal year 2007. Sales of products into commercial applications continued to be strong in the third quarter of fiscal year 2007. We expect the growth rate in commercial applications to moderate somewhat in the fourth quarter of fiscal year 2007.

The Company continues to explore cost control opportunities in all facets of its business. The Company believes it has the necessary inventories and product offerings in place to take advantage of opportunities for expansion of certain markets, such as commercial office and hospitality. The Company will continue its strategy of providing furniture from a wide selection of domestically manufactured and imported products.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment at least annually. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon the outcome of the annual evaluation could result in the write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At March 31, 2007, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During the nine-months ended March 31, 2007 and 2006, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2007, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $140,000, assuming no change in the volume or composition of debt. On March 31, 2007, the Company had effectively fixed the interest rates at 4.1% on approximately $10.8 million of its long-term debt through the use of interest rate swaps and fixed the interest rate on an additional $2.0 million through fixed rate equipment financing. The estimated earnings reduction takes the interest rate swaps and fixed interest financing into account. As of March 31, 2007, the cumulative fair value of the swaps is an asset of approximately $0.1 million and is included in other assets.

Tariffs – The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products. Tariff expense on wooden bedroom furniture imported from China, which has averaged less than 3% of the factory cost of those goods purchased, is based on the most current rates published by the Department of Commerce. These rates are potentially subject to an administrative review process starting approximately one year after the publication date. The final amounts will depend on whether administrative reviews are performed and the outcome of those reviews, if any, on the vendors we purchase from. The Company continues to review alternate sources of product supply to minimize the impact of the tariffs.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2007, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.
Date:	April 25, 2007	By:	/s/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer