Form 10-K
period 2007-06-30
FLEXSTEEL INDUSTRIES INC
filed 2007-08-29
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number 0-5151

____________________________________________________

FLEXSTEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	42-0442319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 877, Dubuque, Iowa	52004-0877
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(563) 556-7730

_______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

_______________________________________________

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 29, 2006 (which was the last business day of the registrant’s most recently completed second quarter) was $49,257,166.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 6,581,171 Common Shares ($1 par value) as of August 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2007 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in seat spring. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives to furniture dealers, department stores, recreational vehicle manufacturers, catalogs and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly-owned subsidiaries: (1) Desert Dreams, Inc., which owned and leased a commercial building to an unrelated entity until it was sold on June 15, 2007 and (2) Four Seasons, Inc.

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

The Company’s furniture products have three primary areas of application – residential, recreational vehicle and commercial. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005
Residential	$259,710	$267,714	$261,900

Recreational Vehicle	66,165	71,981	78,838

Commercial	99,525	86,713	69,284

	$425,400	$426,408	$410,022

Manufacturing and Offshore Sourcing

There has been a significant change in recent years in the manner by which we acquire products to be introduced to the market. We have traditionally been a furniture manufacturer, however our blended strategy now combines offshore sourcing of finished and component parts with our manufactured finished products and component parts.

We operate nine manufacturing facilities that are located in Arkansas, California, Georgia, Indiana, Iowa, Mississippi, and Pennsylvania. These manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our production includes the use of selected offshore component parts to enhance our product quality and value in the marketplace.

We integrate our manufactured products with finished products acquired from offshore suppliers who can meet our quality specification and scheduling requirements. We will continue to pursue and refine this blended strategy, offering customers manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. The Company believes that it best serves customers by offering products from each of these categories to assist customers in reaching specific consumers with varied price points, styles and product categories. This blended focus on products allows the Company to provide a wide range of options to satisfy customer requirements.

Competition

The furniture industry is highly competitive and includes a large number of domestic and foreign manufacturers, none of which dominates the market. The competition has significantly increased from foreign manufacturers in countries such as China, which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Our products compete based on style, quality, price, delivery, service and durability. We believe that our manufacturing capabilities and facility locations, our commitment to our customers, our product quality and value and experienced production, marketing and management teams, now aided by offshore sourced finished product, are our competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company makes minimal export sales. At June 30, 2007, the Company had approximately 110 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2007	June 30, 2006	June 30, 2005
$ 50,900	$ 50,600	$ 48,600

Raw Materials

The Company’s manufactured furniture products utilize various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock, polyurethane and other raw materials in manufacturing furniture. While the Company purchases these materials from numerous outside suppliers, both domestic and offshore, it is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available.

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

Trademarks, Patents and Licenses

The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds and various other recreational vehicle seating products. The Company owns certain trademarks in connection with its furniture products, which trademarks are due to expire on dates ranging from 2007 to 2023. The Company does not consider its trademarks, patents and licenses material to its business.

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

Fiscal Year Ended June 30,	Expenditures
2007	$3,270
2006	$2,990
2005	$2,910

Employees

The Company had approximately 2,250 employees as of June 30, 2007, including approximately 730 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

Item 1A.	Risk Factors

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

The furniture industry is very competitive and fragmented. We compete with many domestic and foreign manufacturers. Some competitors have greater financial resources than we have and some often offer extensively advertised, well-recognized, branded products. Additionally, competition from foreign producers has increased dramatically in the past few years. These foreign producers typically have lower selling prices due to their lower operating costs. As a result, we may not be able to maintain or to raise the prices of our products in response to such competitive pressures or increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish and other construction techniques) from those of our competitors. Large retail furniture dealers have the ability to obtain offshore sourcing on their own. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

We have been increasing our offshore capabilities to provide flexibility in product offerings and pricing to meet competitive pressures, but this approach may adversely affect our ability to service customers, which could lower future sales and earnings.

Our sourcing vendors may not supply goods that meet our manufacturing, quality or safety specifications, in a timely manner and at an acceptable price. We may reject goods that do not meet our specifications and either manufacture or find alternative vendors potentially at a higher cost, or may be forced to discontinue the product. Also, delivery of goods from our foreign sourcing vendors may be delayed for reasons not typically encountered with domestic manufacturing or sourcing, such as shipment delays caused by customs or labor issues.

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

We continually review our manufacturing operations and offshore sourcing capabilities. As a result, we sometimes realign those operations and capabilities and institute cost savings programs. These programs can include the consolidation and integration of facilities, functions, systems and procedures. We also may shift certain products to or from domestic manufacturing to offshore sourcing. These realignments and cost savings programs generally involve some initial cost and can result in decreases in our near-term earnings until we achieve the expected cost reductions. We may not always accomplish these actions as quickly as anticipated, and we may not fully achieve the expected cost reductions.

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

The financial condition of some of our fabric suppliers could impede their ability to provide these products to us in a timely matter. We have seen the number of domestic suppliers declining, and a majority of those larger suppliers that remain are experiencing financial difficulties. In addition, upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.

At times it is necessary we discontinue certain relationships with customers (retailers) who do not meet our growth, credit or profitability standards. Until realignment is established, there can be a decrease in near-term sales and earnings. We continually review relationships with our customers (retailers) and future realignments are possible based upon such ongoing reviews.

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

Accounting rules require that long-lived assets be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We have substantial long-lived assets, consisting primarily of property, plant and equipment, which based upon such events or changes in circumstances there could be a write-down of all or a portion of these assets negatively impacting earnings.

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

Terms of collective bargaining agreements and labor disruptions could adversely impact our results of operations.

We employ approximately 2,250 people, 32% of whom are covered by union contracts. Where a significant portion of our workers are unionized, our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. We are committed to working with those groups to resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities:

	Approximate
Location	Size (square feet)	Principal Operations
Dubuque, Iowa	853,000	Warehouse – Recreational Vehicle – Metal Working and Corporate Offices
Lancaster, Pennsylvania	216,000	Upholstered Furniture
Riverside, California	305,000	Upholstered Furniture – Recreational Vehicle – Warehouse and Distribution
Dublin, Georgia	300,000	Upholstered Furniture
Harrison, Arkansas	221,000	Upholstered Furniture – Woodworking
Starkville, Mississippi	349,000	Upholstered Furniture – Woodworking
New Paris, Indiana	168,000	Recreational Vehicle – Metal Working
Huntingburg, Indiana	691,000	Case Goods Production and Assembly – Woodworking – Warehouse
Ferdinand, Indiana	32,000	Woodworking

The Company leases the following facilities:

	Approximate
Location	Size (square feet)	Principal Operations
Vancouver, Washington	16,000	Warehouse and Distribution
Louisville, Kentucky	15,000	Administrative Offices
Ferdinand, Indiana	158,000	Warehouse and Distribution
Jasper, Indiana	155,000	Warehouse and Distribution

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

During the quarter ended June 30, 2007 no matter was submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share Investment Performance

The following graph is based upon the SIC Code #251 Household Furniture Index as a peer group. It shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock; (2) The NASDAQ Global Market; and (3) an industry group of the following: Bassett Furniture Ind., Chromcraft Revington Inc., Ethan Allen Interiors, Furniture Brands Intl., Hooker Furniture Corp., Interface Inc., Kimball International, Natuzzi S.P.A., La-Z-Boy Inc., and Stanley Furniture Inc. The Company made changes to its Peer Group in fiscal year ended 2007. The Rowe Companies was removed due to its bankruptcy. Interface Inc. and Kimball International were added as our Nominating and Compensation Committee includes the two companies in our peer group when evaluating compensation.

	2002	2003	2004	2005	2006	2007
Flexsteel	100.00	113.91	166.38	104.51	98.60	114.19
Peer Group	100.00	85.50	91.43	82.31	89.96	86.12
NASDAQ	100.00	111.45	141.31	142.87	152.12	183.63

The NASDAQ Global Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends
	Fiscal 2007		Fiscal 2006		Per Share
	High	Low	High	Low	Fiscal 2007	Fiscal 2006
First Quarter	$13.59	$12.02	$15.51	$14.00	$0.13	$0.13
Second Quarter	13.26	11.55	15.47	13.56	0.13	0.13
Third Quarter	15.47	12.51	14.84	13.67	0.13	0.13
Fourth Quarter	15.94	12.71	14.10	12.01	0.13	0.13

* Reflects the market price as reported on The NASDAQ Global Market.

The Company estimates there were approximately 1,800 holders of common stock of the Company as of June 30, 2007.

There were no repurchases of the Company’s common stock during the quarter ended June 30, 2007.

Item 6.	Selected Financial Data

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

Five-Year Review

(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005	2004 (5)	2003
SUMMARY OF OPERATIONS
Net sales	$425,400	$426,408	$410,023	$401,222	$291,977
Cost of goods sold	344,177	345,068	333,170	318,047	226,438
Operating income	14,699	8,561	9,066	16,602	13,284
Interest and other income	1,277	775	628	977	1,084
Interest expense	1,491	1,557	990	839	127
Income before income taxes	14,484	7,778	8,704	16,740	14,241
Provision for income taxes (4)	5,150	3,060	2,660	6,610	5,950
Net income (1) (2) (3)	9,334	4,718	6,044	10,130	8,291
Earnings per common share: (1) (2) (3)
Basic	1.42	0.72	0.93	1.57	1.33
Diluted	1.42	0.72	0.92	1.55	1.30
Cash dividends declared per common share	$0.52	$0.52	$0.52	$0.52	$0.52
STATISTICAL SUMMARY
Average common shares outstanding:
Basic	6,568	6,558	6,531	6,440	6,255
Diluted	6,583	6,577	6,601	6,530	6,367
Total assets	$184,164	$183,326	$166,658	$169,519	$120,700
Property, plant and equipment, net	28,168	24,158	26,141	30,327	20,378
Capital expenditures	10,839	3,411	3,347	6,030	5,100
Long-term debt	21,336	21,846	12,800	17,583	—
Working capital (current assets less current liabilities)	99,339	96,987	85,388	83,352	67,666
Shareholders’ equity	$114,115	$107,502	$104,798	$101,612	$93,753
SELECTED RATIOS
Net income as percent of sales	2.2%	1.1%	1.5%	2.5%	2.8%
Current ratio	3.3 to 1	3.0 to 1	3.0 to 1	2.9 to 1	4.0 to 1
Return on ending shareholders’ equity	8.2%	4.4%	5.8%	10.0%	8.8%
Return on beginning shareholders’ equity	8.7%	4.5%	6.0%	10.8%	9.5%
Average number of employees	2,290	2,400	2,460	2,610	2,320

(1)

Fiscal 2007 net income and per share amounts reflect the net gain (after tax) on sale of building of approximately $2.5 million or $0.37 per share, the gain on life insurance of $0.6 million or $0.08 per share and the net gain (after tax) on the sale of vacant land of approximately $0.2 million or $0.04 per share.

(2)

Fiscal 2007 and 2006 net income and per share amounts reflect the recording of stock-based compensation expense, as required by Statement of Financial Accounting Standard No. 123 (Revised), of $0.2 million and $0.4 million (after tax), respectively, or $0.04 per share and $0.06 per share, respectively.

(3)	Fiscal 2005 net income and per share amounts reflect a net gain (after tax) on the sale of facilities of approximately $0.5 million or $0.08 per share.
(4)

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

(5)	The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase on September 17, 2003. The amounts herein include the operations of DMI since that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Estimates

The discussion and analysis of the Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, warranty costs and income taxes. Ultimate results may differ from these estimates under different assumptions or conditions.

Allowance for doubtful accounts – the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts on a monthly basis. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their net realizable fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience and actual returns and allowances.

Inventories – the Company values inventory at the lower of cost or market. A large portion of our finished goods inventory is made to order and many of our raw material parts are interchangeable between products. Historically inventory write-downs to market have been in fabric and sourced products purchased for inventory. On a quarterly basis, management assesses the inventory on hand versus estimated future usage and estimated selling prices and if necessary writes down the obsolete or excess inventory to market. Although, we believe that inventory valuations are reasonable, unexpected changes in sales volume due to economic or competitive conditions may impact inventory valuations. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Changes in the market conditions could require a write down of inventory.

Valuation of long-lived assets – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods. There were no impairments taken during fiscal 2007, 2006 or 2005.

Self-insurance programs – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company based on product performance.

Warranty – the Company has warranty coverages with respect to the original purchases of our products that range from three months to lifetime. To estimate the warranty liability, the Company completes an analysis of the amount of warranty claims on sold product that may be incurred. This analysis includes consideration of: claim trends from historical levels to current and projected levels, changes in product performance, historical and expected claim lag periods, changes in sales levels and changes in product mix. The actual warranty expense could differ from the estimates made by the Company based on product performance.

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

Revenue recognition – is upon delivery of product to our customer. Delivery of product to our customer is evidenced through the shipping terms indicating when title and risk of loss is transferred. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

Accounting Developments

See Item 8. Note 1 to the Company’s Consolidated Financial Statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2007, 2006 and 2005. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(80.9)	(80.9)	(81.3)
Gross margin	19.1	19.1	18.7
Selling, general and administrative	(16.7)	(17.1)	(16.7)
Gain on sale of land and building	1.0	—	0.2
Operating income	3.4	2.0	2.2
Other (expense) income, net	(0.0)	(0.2)	(0.1)
Income before income taxes	3.4	1.8	2.1
Provision for income taxes	(1.2)	(0.7)	(0.6)
Net income	2.2%	1.1%	1.5%

Fiscal 2007 Compared to Fiscal 2006

Net sales for the fiscal year ended June 30, 2007 were $425.4 million compared to $426.4 million in the prior fiscal year. Residential net sales were $259.7 million, a decrease of 3% from the fiscal year ended June 30, 2006. Commercial net sales were $99.5 million for the fiscal year ended June 30, 2007, an increase of 15% from the fiscal year ended June 30, 2006. This increase in commercial net sales for the fiscal year ended June 30, 2007 is primarily due to expanded commercial office product offerings and improved industry performance of hospitality products. Recreational vehicle net sales were $66.2 million for the fiscal year ended June 30, 2007, a decrease of 8% from the fiscal year ended June 30, 2006. The fiscal year decline in recreational vehicle net sales is due to a generally soft wholesale market environment for recreational vehicles.

Net income for the fiscal year ended June 30, 2007 was $9.3 million or $1.42 per share. Results for the fiscal year ended June 30, 2007 were favorably impacted by three significant non-recurring events. The Company sold a commercial property, which resulted in a pre-tax gain of approximately $4.0 million, or $0.37 per share after tax. During the third quarter, the Company recognized a pre-tax gain on the sale of vacant land of approximately $0.4 million or $0.04 per share after tax. These gains are reported as “Gain on sale of capital assets” in the Consolidated Statements of Income. The Company also realized a non-taxable gain on life insurance of $0.6 million, or $0.08 per share. This gain is included in “Interest and other income” in the Consolidated Statements of Income.

Gross margin for the fiscal years ended June 30, 2007 and 2006 was 19.1%.

Selling, general and administrative expenses were 16.7% and 17.1% of net sales for the fiscal year ended June 30, 2007 and 2006, respectively. The decrease in selling, general and administrative costs of approximately $1.9 million compared to the prior fiscal year is due primarily to lower marketing and sales support expenses and lower bad debt expense of $0.8 million.

The effective income tax rate for the fiscal year ended June 30, 2007 was 35.6%. The rate was reduced by approximately 1.4% due to the non-taxable life insurance gain. The effective income tax rate was 39.3% for the fiscal year ended June 30, 2006.

The above factors resulted in net income for the fiscal year ended June 30, 2007 of $9.3 million or $1.42 per share compared to $4.7 million or $0.72 per share for the fiscal year ended June 30, 2006.

All earnings per share amounts are on a diluted basis.

Fiscal 2006 Compared to Fiscal 2005

Net sales for the fiscal year ended June 30, 2006 were $426.4 million compared to $410.0 million in the prior fiscal year, an increase of 4%. Residential net sales of $267.7 million were up 2% from residential net sales of $261.9 million in the prior year. Recreational vehicle net sales decreased 9% to $72.0 million, compared to $78.8 million in the fiscal year ended June 30, 2005. The fiscal year decline in recreational vehicle net sales is due to a generally soft wholesale market environment for recreational vehicles. Net sales of commercial products increased from $69.3 million to $86.7 million, for the fiscal year ended June 30, 2006. This approximate 25% increase in commercial net sales for the fiscal year ended June 30, 2006 is primarily due to expanded commercial office product offerings and improved industry performance of hospitality products.

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

The above factors resulted in net income for the fiscal year ended June 30, 2006 of $4.7 million or $0.72 per share compared to $6.0 million or $0.92 per share for the fiscal year ended June 30, 2005, a decrease of 22%.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Net cash provided by operating activities was $10.3 million in fiscal year 2007 compared with net cash used in operating activities of $7.3 million in fiscal year 2006. The 2007 increase was due primarily to changes in working capital. Significant working capital changes from June 30, 2006 to June 30, 2007 included: increased accounts receivables of $5.1 million, decreased inventory levels of $6.0 million and decreased accounts payable of $2.2 million. The increase in receivables is related to timing of shipments and related payment terms. The decrease in inventory is due primarily to timing of inventory purchases to meet our forecasted customer demands. The decrease in accounts payable is due to the reduction in inventory levels and the timing of payments. In 2006, there was a large increase in inventory levels of $14.8 million that significantly impacted cash flows from operations. The Company expects that due to the nature of our operations that there will be significant fluctuations in inventory levels, the related accounts payable, and cash flows from operations due to the following: we purchase a significant amount of inventory in large orders from overseas suppliers with significant lead times and depending on the timing of those large orders inventory levels can be significantly impacted, we have various large customers that purchase significant quantities of inventory at a time and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Net cash used in investing activities was $5.1 million in fiscal year 2007 compared to $0.1 million in fiscal year 2006. The significant change in investing activities is related to the large amount of capital expenditures made in 2007 somewhat offset by a sale of land and commercial property. Capital expenditures were $10.8 million, $3.4 million and $3.3 million in fiscal 2007, 2006 and 2005, respectively. Fiscal 2007 expenditures included approximately $6.0 million for the purchase of a west coast warehouse and approximately $1.5 million for a warehouse addition in Indiana to support the growth of foreign-sourced furniture products. The remainder of expenditures was primarily for delivery and manufacturing equipment. Depreciation and amortization expense was $5.3 million and $5.5 million for the fiscal year ended June 30, 2007 and 2006, respectively. The Company expects that capital expenditures will be approximately $3.0 million in fiscal year 2008. The significant fiscal year 2007 capital expenditure cash outflows were offset by a significant sale of commercial property resulting in total cash proceeds of $5.5 million and a sale of vacant land of approximately $0.4 million. The commercial property was previously leased to a non-related third party and used as retail space. Neither the sale of the commercial property or vacant land is expected to significantly impact future operations.

Net cash used in financing activities was $6.3 million in fiscal year 2007 compared to net cash provided by financing activities of $7.6 million in 2006. The significant fluctuations in financing cash flows relates to the borrowings to fund operating cash flow requirements. Cash dividends were $3.4 million in 2007 and in 2006.

Management believes that the Company has adequate cash, cash equivalents, and credit arrangements to meet its operating and capital requirements for fiscal 2008. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.

The following table summarizes the Company’s contractual obligations at June 30, 2007 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations	$28,366	$7,030	$1,091	$20,245	$—
Interest on long-term debt obligations	5,660	970	2,270	2,420	—
Operating lease obligations	6,461	2,504	2,964	753	240
Total contractual cash obligations	$40,487	$10,504	$6,325	$23,418	$240

Contractual obligations associated with the Company’s deferred compensation plans were excluded from the table above, as the Company cannot predict when the events that trigger payment will occur. Total accumulated deferred compensation liabilities were $5.5 million at June 30, 2007. At June 30, 2007 the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods extending more than six months. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars.

Financing Arrangements

See Note 7 to the Consolidated Financial Statements on page 27 of this filing on Form 10-K.

Outlook

Consistent with industry-wide trends, orders for residential and vehicle markets continued soft throughout the Company’s fiscal year. The residential furniture market is very challenging and continues to quickly change. We are confident in our strategy of offering a blended product mix through multiple independent distribution outlets. The vehicle seating business is slower than desired at this time, however, we like the mid to longer-term demographics and our position as a supplier to the top ten original equipment manufacturers. The Company expects this softness in the residential and vehicle seating markets to continue through the first half of fiscal year 2008. The growth in orders for products into commercial applications slowed in the fourth quarter of fiscal 2007. Even with this moderated growth rate, we continue to believe that our commercial business will continue to be a bright spot in the near term and we will use the growth opportunities in commercial and hospitality markets to continue to grow a base for longer term growth.

The Company continues to explore cost control opportunities in all facets of its business. The Company believes it has the necessary inventories and product offerings in place to take advantage of opportunities for expansion of market share in certain markets, such as commercial office and hospitality. The Company anticipates continuing its strategy of providing furniture from a wide selection of domestically manufactured and imported products.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties and taxes on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, increase costs and decrease earnings.

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon such events or changes in circumstances, there could be a write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At June 30, 2007, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During fiscal 2007, 2006 and 2005, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2007, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $110,000, assuming no change in the volume or composition of debt. The Company has effectively fixed the interest rates at 4.5% on approximately $15.6 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. As of June 30, 2007, the fair value of these swaps is an asset of approximately $0.1 million and is included in other assets.

Tariffs – The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products.

Inflation – Increased operating costs are reflected in product or services pricing with any limitations on price increases determined by the marketplace. The impact of inflation on the Company has not been significant during the past three years because of the relatively low rates of inflation experienced in the United States. Raw material costs, labor costs and interest rates are important components of costs for the Company. Inflation or other pricing pressures could impact any or all of these components, with a possible adverse effect on our profitability, especially where increases in these costs exceed price increases on finished products. In recent years, the Company has faced strong inflationary and other pricing pressures with respect to steel, fuel and health care costs, which have been partially mitigated by pricing adjustments.

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

Ronald J. Klosterman Chief Executive Officer	Timothy E. Hall Chief Financial Officer

August 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. We also have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Controls Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 29, 2007

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	JUNE 30,
ASSETS	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$900,326	$1,985,768
Investments	976,180	817,618
Trade receivables – less allowance for doubtful accounts: 2007, $2,090,000; 2006, $2,820,000	56,273,874	51,179,791
Inventories	78,756,985	84,769,972
Deferred income taxes	3,850,000	4,620,000
Other	1,759,045	2,014,121
Total current assets	142,516,410	145,387,270
NONCURRENT ASSETS:
Property, plant and equipment, net	28,168,244	24,158,041
Deferred income taxes	1,270,000	2,210,000
Other assets	12,209,528	11,570,393
TOTAL	$184,164,182	$183,325,704

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$13,607,485	$15,768,435
Notes payable	7,030,059	9,466,643
Accrued liabilities:
Payroll and related items	7,530,083	7,720,173
Insurance	7,615,532	7,651,109
Other	7,394,448	7,793,645
Total current liabilities	43,177,607	48,400,005
LONG-TERM LIABILITIES:
Long-term debt	21,336,352	21,846,386
Deferred compensation	5,535,113	5,207,176
Other liabilities	—	369,812
Total liabilities	70,049,072	75,823,379

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 2007, 6,570,467 shares; 2006, 6,563,750 shares	6,570,467	6,563,750
Additional paid-in capital	4,013,456	3,670,152
Retained earnings	102,421,056	96,502,311
Accumulated other comprehensive income	1,110,131	766,112
Total shareholders’ equity	114,115,110	107,502,325
TOTAL	$184,164,182	$183,325,704

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005
NET SALES	$425,399,951	$426,407,585	$410,022,809
COST OF GOODS SOLD	(344,176,763)	(345,068,305)	(333,170,329)
GROSS MARGIN	81,223,188	81,339,280	76,852,480
SELLING, GENERAL AND ADMINISTRATIVE	(70,895,260)	(72,778,577)	(68,595,788)
GAIN ON SALE OF CAPITAL ASSETS	4,370,712	—	809,022
OPERATING INCOME	14,698,640	8,560,703	9,065,714
OTHER INCOME (EXPENSE):
Interest and other income	1,276,857	774,783	627,996
Interest expense	(1,491,510)	(1,557,303)	(989,754)
Total	(214,653)	(782,520)	(361,758)
INCOME BEFORE INCOME TAXES	14,483,987	7,778,183	8,703,956
PROVISION FOR INCOME TAXES	(5,150,000)	(3,060,000)	(2,660,000)
NET INCOME	$9,333,987	$4,718,183	$6,043,956

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,567,522	6,558,440	6,531,293
Diluted	6,582,558	6,577,278	6,600,905

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$1.42	$0.72	$0.93
Diluted	$1.42	$0.72	$0.92

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.52	$0.52	$0.52

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at June 30, 2004	$6,494,228	$2,111,477	$92,552,045	$453,992	$101,611,742
Issuance of common stock:
Stock options exercised, net	4,595	129,661	—	—	134,256
401(k) plan and management incentive shares	42,613	713,260	—	—	755,873
Unrealized gain on available for sale investments, net of tax	—	—	—	209,352	209,352
Interest rate swaps valuation adjustment, net of tax	—	—	—	(6,810)	(6,810)
Minimum pension liability adjustment, net of tax	—	—	—	(550,670)	(550,670)
Cash dividends declared	—	—	(3,399,979)	—	(3,399,979)
Net income	—	—	6,043,956	—	6,043,956
Balance at June 30, 2005	6,541,436	2,954,398	95,196,022	105,864	104,797,720
Issuance of common stock:
Stock options exercised, net	2,000	20,500	—	—	22,500
401(k) plan and management incentive shares	20,314	268,254	—	—	288,568
Unrealized loss on available for sale investments, net of tax	—	—	—	(221)	(221)
Stock-based compensation	—	427,000	—	—	427,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	116,910	116,910
Minimum pension liability adjustment, net of tax	—	—	—	543,559	543,559
Cash dividends declared	—	—	(3,411,894)	—	(3,411,894)
Net income	—	—	4,718,183	—	4,718,183
Balance at June 30, 2006	6,563,750	3,670,152	96,502,311	766,112	107,502,325
Issuance of common stock:
Stock options exercised, net	1,566	10,891	—	—	12,457
401(k) plan and management incentive shares	5,151	58,413	—	—	63,564
Unrealized gain on available for sale investments, net of tax	—	—	—	301,611	301,611
Stock-based compensation	—	274,000	—	—	274,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	(168,137)	(168,137)
SFAS No. 87 minimum pension liability	—	—	—	254,638	254,638
SFAS No. 158 transition adjustment	—	—	—	(44,093)	(44,093)
Cash dividends declared	—	—	(3,415,242)	—	(3,415,242)
Net income	—	—	9,333,987	—	9,333,987
Balance at June 30, 2007	$6,570,467	$4,013,456	$102,421,056	$1,110,131	$114,115,110

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net income	$9,333,987	$4,718,183	$6,043,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,270,651	5,485,884	5,785,354
Deferred income taxes	1,464,664	(948,000)	(1,150,000)
Stock-based compensation expense	274,000	427,000	—
Gain on disposition of capital assets	(4,407,682)	(55,504)	(879,462)
Changes in operating assets and liabilities, net of acquisition:
Trade receivables	(5,094,083)	(2,824,721)	(185,290)
Inventories	6,012,987	(14,824,572)	(1,065,282)
Other current assets	255,076	(162,251)	1,079,110
Other assets	57,919	(582,112)	(472,751)
Accounts payable – trade	(2,160,950)	(491,470)	3,987,500
Accrued liabilities	(631,804)	3,076,331	(325,542)
Other long-term liabilities	(411,588)	(1,218,862)	(132,318)
Deferred compensation	327,938	145,225	38,347
Net cash provided by (used in) operating activities	10,291,115	(7,254,869)	12,723,622

INVESTING ACTIVITIES:
Purchases of investments	(774,964)	(1,118,446)	(860,312)
Proceeds from sales of investments	476,840	1,773,698	584,981
Proceeds from sale of capital assets	6,039,946	89,786	2,121,083
Capital expenditures	(10,839,479)	(850,444)	(3,346,984)
Net cash used in investing activities	(5,097,657)	(105,406)	(1,501,232)

FINANCING ACTIVITIES:
(Repayments of) proceeds from short-term borrowings, net	(2,470,729)	4,000,000	(4,022,090)
Repayment of long-term borrowings	(475,889)	(247,441)	(6,683,333)
Proceeds from long-term borrowings	—	7,200,000	1,899,997
Dividends paid	(3,414,369)	(3,408,994)	(3,393,842)
Proceeds from issuance of common stock	82,087	95,894	206,941
Net cash (used in) provided by financing activities	(6,278,900)	7,639,459	(11,992,327)

(Decrease) increase in cash and cash equivalents	(1,085,442)	279,184	(769,937)
Cash and cash equivalents at beginning of year	1,985,768	1,706,584	2,476,521
Cash and cash equivalents at end of year	$900,326	$1,985,768	$1,706,584

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005
SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest	$1,517,000	$1,598,000	$1,087,000
Income taxes	$3,551,000	$3,244,000	$2,228,000

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and subsidiaries (the “Company”) is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, bedroom furniture and home and commercial office furniture. The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly-owned subsidiaries: (1) Desert Dreams, Inc., which owned and leased a commercial building to an unrelated entity until it was sold on June 15, 2007 and (2) Four Seasons, Inc.

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

FAIR VALUE – the Company’s cash, investments, accounts receivable, other assets, accounts payable, accrued liabilities, notes payable, interest rate swaps and other liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable are at variable interest rates that approximate market. Fair values of investments in debt and equity securities are disclosed in Note 3.

CASH EQUIVALENTS – the Company considers highly liquid investments with original maturities of three months or less as the equivalent of cash.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their net realizable fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience and actual returns and allowances.

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods. No impairments or changes occurred during the fiscal year ended June 30, 2007.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $4.6 million, $4.4 million and $5.4 million in fiscal 2007, 2006 and 2005, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for research and development costs were approximately $3.3 million, $3.0 million and $2.9 million in fiscal 2007, 2006 and 2005, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – the Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $15.6 million with a weighted average fixed rate of 4.5% at June 30, 2007. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair value of the swaps was an asset of approximately $0.1 million as of June 30, 2007 and is reflected as noncurrent other assets on the accompanying consolidated balance sheet. At each reporting period, the Company performs an assessment of hedge effectiveness by verifying and documenting whether the critical terms of the derivative instruments and the hedged items have changed during the period in review. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. The Company does not hold these derivative instruments for trade and does not plan to sell the instruments.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.1 million. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

INCOME TAXES – deferred income taxes result from temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements.

EARNINGS PER SHARE – basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 15,036 shares, 18,838 shares and 69,612 shares in fiscal 2007, 2006 and 2005, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 572,200 shares, 420,201 shares and 147,895 shares of common stock were outstanding in fiscal 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

STOCK–BASED COMPENSATION – Prior to July 1, 2005, the Company had elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no compensation cost was recognized for its stock option plans, as the exercise price was equal to the market price of the Company’s stock on the date of grant.

On July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (revised 2004), “Share-Based Payment” (123(R)), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 9 Stock-Based Compensation.

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

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans– an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year 2007 while the new measurement date is effective for fiscal year 2008. The Company adopted the recognition, measurement and disclosure provisions of SFAS 158 on June 30, 2007. The impact of the adoption was a direct charge to equity to reduce accumulated other comprehensive income by $44,093.

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

Debt and equity securities are included in Investments and in Other Assets (for those investments designated for deferred compensation plans), at fair value based on quoted market prices, and are classified as available-for-sale. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Available-for-sale securities are included in current assets if they are available to fund current operations. Investments designated for deferred compensation are included within long-term other assets. Realized gains on the sale of securities were approximately $0.3 million, $0.1 million, and $0.1 million at June 30, 2007, June 30, 2006, and June 30, 2005, respectively. A summary of the carrying values and fair values of the Company’s investments is as follows:

	June 30, 2007
	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis
Debt securities	$2,291,940	$—	$(30,100)	$2,261,840
Equity securities	2,655,807	1,741,275	—	4,397,082
	$4,947,747	$1,741,275	$(30,100)	$6,658,922

	June 30, 2006
	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis
Debt securities	$2,116,943	$—	$(65,728)	$2,051,215
Equity securities	2,532,679	1,268,238	—	3,800,917
	$4,649,622	$1,268,238	$(65,728)	$5,852,132

	June 30, 2007		June 30, 2006
	Investments	Other Assets	Investments	Other Assets
Debt securities	$—	$2,261,839	$—	$2,051,215
Equity securities	976,180	3,420,903	817,618	2,983,299
	$976,180	$5,682,742	$817,618	$5,034,514

As of June 30, 2007, all debt securities mature within one year.

3.	INVENTORIES

Inventories valued on the LIFO method would have been approximately $3.7 million and $3.3 million higher at June 30, 2007 and 2006, respectively, if they had been valued on the FIFO method. At June 30, 2007 and 2006 the total value of LIFO inventory was $3.1 million and $3.8 million, respectively. During the fiscal year 2005, inventory quantities for steel and wood were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $1.1 million and increase net income by approximately $0.7 million. There was no material liquidation of LIFO inventory during fiscal 2007 and 2006. A comparison of inventories is as follows:

	June 30,
	2007	2006
Raw materials	$16,389,200	$19,637,832
Work in process and finished parts	7,588,519	8,708,949
Finished goods	54,779,266	56,423,191
Total	$78,756,985	$84,769,972

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated	June 30,
	Life (Years)	2007	2006
Land		$4,048,666	$2,370,959
Buildings and improvements	3-39	40,242,157	36,784,785
Machinery and equipment	3-20	34,010,202	35,136,851
Delivery equipment	3-10	19,710,804	19,439,976
Furniture and fixtures	3-5	4,564,534	5,077,841
Total		102,576,363	98,810,412
Less accumulated depreciation		(74,408,119)	(74,652,371)
Net		$28,168,244	$24,158,041

5.	OTHER ASSETS

	June 30,
	2007	2006
Cash value of life insurance	$5,939,722	$6,011,959
Investments designated for deferred compensation plans	5,682,742	5,034,514
Other	587,064	523,920
Total	$12,209,528	$11,570,393

6.	ACCRUED LIABILITIES – OTHER

	June 30,
	2007	2006
Dividends	$854,161	$853,287
Advertising	1,327,255	1,209,808
Warranty	1,040,000	1,140,000
Income taxes payable	986,894	829,607
Other	3,186,138	3,760,943
Total	$7,394,448	$7,793,645

7.	BORROWINGS AND CREDIT ARRANGEMENTS

At June 30, 2007, borrowings and credit arrangements consisted of the following:

Current:
Current maturities of long-term debt	$500,788
Overnight borrowing interest rate at prime minus 1%; unsecured	1,529,271
$20.0 million working capital line of credit through June 30, 2008; interest rate at LIBOR + 0.75%; unsecured	5,000,000

Long-Term:
$20.0 million revolving note; expires September 30, 2012; interest rate at LIBOR + 0.75%; unsecured	20,000,000
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1,336,352
Total	$28,366,411

The Company has credit facilities of $50.1 million with banks, with borrowings at differing rates based on the date and type of financing utilized. On June 25, 2007, the Company entered into agreements amending the maturity dates of its primary credit facilities. The amended agreements extend the maturity date for the $20.0 million long-term facility from October 31, 2010 to September 30, 2012 and the maturity date for the short-term $20.0 million facility from June 29, 2007 to June 30, 2008. The credit agreement provides for a $41.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $5.0 million was outstanding at June 30, 2007, with interest selected at the option of the Company at prime (8.25% at June 30, 2007) or LIBOR (5.32% at June 30, 2007) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%. At June 30, 2007, $0.8 million was outstanding. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at June 30, 2007. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $1.0 million to support letters of credit issued by the Company of which $28,000 was outstanding as of June 30, 2007. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. The Company has effectively fixed the interest rates at 4.5% on approximately $15.6 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At June 30, 2007, the Company was in compliance with all financial covenants contained in the credit agreement.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities of $5.1 million and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.1 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. At June 30, 2007, $0.7 million was outstanding on the line of credit at prime minus 1%.

8.	INCOME TAXES

The provision for income taxes is as follows for the years ended June 30 (in thousands):

	2007	2006	2005
Federal – current	$6,045	$1,762	$1,050
State – current	570	350	460
Deferred	(1,465)	948	1,150
Total	$5,150	$3,060	$2,660

The total income tax provision in fiscal 2007, 2006 and 2005 was 35.6%, 39.3% and 30.6%, respectively, of income before income taxes. During fiscal 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2003 and 2004 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities resulting in a $0.7 million reduction in tax expense. The effect of such settlement is included in “Other” in the table below. Amounts accrued for uncertainties in federal, state and international tax positions totaled $0.4 million at June 30, 2007 and $0.5 million at June 30, 2006. A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2007	2006	2005
Federal statutory tax rate	35.0%	34.0%	34.0%
State taxes, net of federal effect	2.6	2.8	3.5
Other	(2.0)	2.5	(6.9)
Effective tax rate	35.6%	39.3%	30.6%

The primary components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30, 2007		June 30, 2006
	Current	Long-term	Current	Long-term
Investments	$(650)	$—	$(460)	$—
Accounts receivable	800	—	1,070	—
Inventory	740	—	1,080	—
Self insurance	1,165	—	1,150	—
Employee benefits	760	—	600	—
Accrued expenses	1,035	—	1,180	—
Property, plant and equipment	—	(900)	—	210
Deferred compensation	—	2,130	—	2,130
Other long-term accruals and allowances	—	40	—	(130)
Total	$3,850	$1,270	$4,620	$2,210

9.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employee based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded during the fiscal years ended June 30, 2007 or 2006. In fiscal 2005, 15,239 shares were awarded, and the amount charged to income was $215,000. These shares were issued in fiscal year 2006. As of June 30, 2007, there were 4,745 unvested shares outstanding with a weighted average grant date fair value of $0.1 million, which will vest in the first quarter of fiscal year 2008. Compensation cost related to these awards was not material during the fiscal year ended June 30, 2007 and is not expected to be material over the weighted average remaining life of 0.2 years. The Company expects forfeitures under this plan to be nominal and there were 50 shares and no shares forfeited in the fiscal years ended June 30, 2007 and 2006. At June 30, 2007, 69,407 shares were available for future grants.

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

In fiscal years 2007 and 2006, the Company issued options for 135,000 and 159,500 common shares at an exercise price of $12.63 and $14.40 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.3 million and $0.4 million, respectively. The Company also recorded a reduction of its income tax expense of $0.1 million in each year related to the issuance of these options. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

As discussed in Note 1, no compensation cost was recorded for options granted prior to July 1, 2005. Had the compensation expense for the Company’s incentive stock option plans prior to July 1, 2005 been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

2005
Net income, as reported	$6,043,956
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(301,000)
Pro forma net income	$5,742,956
Earnings per share:
Basic – as reported	$0.93
Basic – pro forma	0.88

Diluted – as reported	$0.92
Diluted – pro forma	0.87

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2007, 2006 and 2005, respectively; dividend yield of 4.1%, 3.6% and 3.2%; expected volatility of 21.6%, 23.3% and 22.2%; risk-free interest rate of 4.5%, 4.5% and 4.2%; and an expected life of 5 years on all options. The expected volatility is determined based on historical data. The expected life is based on the “simplified” method described in the SEC Staff Accounting Bulletin, Topic 14: Share-Based Payment.

The weighted-average grant date fair value of stock options granted during the fiscal years ended June 30, 2007, 2006 and 2005, was $2.03, $2.68 and $3.04, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the fiscal years ended June 30, 2007, 2006 and 2005, respectively, was not material.

At June 30, 2007, 496,700 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for exercise of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2007, 2006 and 2005 and the changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2004	355,641	$16.47	$2.5
Granted	153,450	16.49
Exercised	(4,595)	12.68
Canceled	(895)	20.26
Outstanding and exercisable at June 30, 2005	503,601	$16.50	$0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	—	—
Outstanding and exercisable at June 30, 2006	661,101	$16.01	$0.1
Granted	135,000	12.63
Exercised	(4,427)	12.60
Canceled	(9,500)	15.60
Outstanding and exercisable at June 30, 2007	782,174	$15.45	$0.4

The following table summarizes information for options outstanding and exercisable at June 30, 2007:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	26,200	3.5	$10.65
12.45 – 13.59	183,773	7.3	12.79
14.40 – 16.52	426,806	7.2	15.56
19.21 – 20.27	145,395	6.4	19.33
$10.30 – 20.27	782,174	7.0	$15.45

10.	ACCRUED WARRANTY COSTS

The following table presents the changes in the Company’s product warranty liability for the fiscal years ended June 30 (in thousands):

	2007	2006
Accrued warranty costs at beginning of year	$1,140	$1,151
Payments made for warranty and related costs	(3,558)	(3,441)
Accrual for product warranty and related costs	3,458	3,430
Accrued warranty costs at end of year	$1,040	$1,140

11.	BENEFIT AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. It is the Company’s policy to fund all pension costs accrued. Total pension and retirement plan expense was $2.0 million in each of the fiscal years 2007, 2006, and 2005. The amounts include $0.5 million in each of the fiscal years 2007, 2006 and 2005, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $0.9 million, $1.0 million and $1.2 million in fiscal 2007, 2006 and 2005, respectively. The cumulative cost to exit the Company’s multi-employer plans was approximately $2.6 million on June 30, 2007.

The Company has unfunded post-retirement benefit and deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2007, 2006 and 2005, the benefit obligation was increased by interest expense of $0.2 million, $0.2 million and $0.1 million, service costs of $0.5 million, $0.3 million and $0.4 million, and decreased by payments of $0.5 million, $0.4 million and $0.3 million, respectively. At June 30, 2007, the benefit obligation was $5.5 million, including $0.4 million for defined benefits.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, executive officers may defer common stock awards received as participants of the Management Incentive Plan until retirement. Under the plan, no shares were awarded during the fiscal years ended June 30, 2007 and 2006. In fiscal 2005, the Company awarded 7,117 shares with an award value of $0.1 million based on quoted market prices at the applicable award dates that have been deferred by the plan participants. At June 30, 2007 and 2006, 60,853 shares and 68,131 shares with an award value of $0.9 million and $1.0 million, respectively, had been deferred and are being held in trust on behalf of the employees. Under the plan, 7,278 shares were redeemed in fiscal year 2007 and 2,050 shares were redeemed in fiscal year 2006.

The Company’s defined benefit pension plan covers 82 active hourly production employees of DMI. There are a total of 492 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). According to an agreement reached with the collective bargaining unit, all benefits and participants are fixed. Future benefits will accrue to current participants; however, new participants cannot be added to the plan. As of June 30, 2007, the Company recorded an accrued benefit asset related to the funded status of the defined benefit pension plan recognized on the Company’s balance sheet of $0.4 million and as of June 30, 2006, an accrued liability was recorded on the Company’s consolidated balance sheet of $0.4 million. The accumulated benefit obligation was $4.9 million and $4.8 million at fiscal years ended June 30, 2007 and 2006, respectively.

12.	COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, for the years ended June 30, were as follows:

	2007	2006	2005
Net income	$9,333,987	$4,718,183	$6,043,956
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $69,766, $(73,000) and $5,000, respectively	(168,137)	116,910	(6,810)
Change in fair value of available-for-sale, securities, net of income taxes of $(205,320), $136 and $(126,863), respectively	301,611	(221)	209,352
Change in minimum pension liability, net of income taxes of $(139,543), $(305,468) and $323,410, respectively	254,638	543,559	(550,670)
Total other comprehensive income	388,112	660,248	(348,128)
Total comprehensive income	$9,722,099	$5,378,431	$5,695,828

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	June 30,
	2007	2006
Available-for-sale securities	$1,059,191	$757,580
Interest rate swaps	95,033	263,170
SFAS No. 87 minimum pension liability	—	(254,638)
SFAS No. 158 transition adjustment (actuarial losses)	(44,093)	—
Total accumulated other comprehensive income	$1,110,131	$766,112

13.	LITIGATION

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $3.6 million, $3.4 million and $2.8 million in fiscal 2007, 2006 and 2005, respectively.

Expected future minimum commitments under operating leases as of June 30, 2007 were as follows (in thousands):

Fiscal Year Ended June 30
2008	2,504
2009	1,967
2010	997
2011	449
2012	304
Thereafter	240
$6,461

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities – During fiscal year 2006, the Company purchased delivery equipment of $2.6 million financed by a note payable. During fiscal year 2006, the Company issued 15,239 shares to settle a management incentive plan liability.

16.	SEGMENTS

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,
	2007	2006	2005
Residential	$259,710	$267,714	$261,900

Recreational Vehicle	66,165	71,981	78,838

Commercial	99,525	86,713	69,284

	$425,400	$426,408	$410,022

17.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands of dollars, except per share amounts)

	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2007:
Net sales	$101,340	$105,700	$104,071	$114,289
Gross margin	18,405	19,774	20,478	22,566
Net income (1) (2) (3)	563	1,409	1,522	5,841
Earnings per share:
Basic	0.09	0.21	0.23	0.89
Diluted	0.09	0.21	0.23	0.89

	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2006:
Net sales	$97,435	$106,301	$110,346	$112,326
Gross margin	19,143	19,703	21,366	21,127
Net income (4)	985	489	1,762	1,482
Earnings per share:
Basic	0.15	0.07	0.27	0.23
Diluted	0.15	0.07	0.27	0.23

The sum of the per share amounts for the quarters may not equal the total for the year due to the treasury stock method.

(1)	The quarter ended December 31, 2006 includes the recording of stock-based compensation expense of $0.2 million (after tax) for stock options under SFAS No. 123 (R) or $0.04 per share.
(2)	The quarter ended March 31, 2007 includes a $0.4 million pre-tax gain from the sale of vacant land or $0.06 per share.
(3)	The quarter ended June 30, 2007 includes a $0.6 million non-taxable gain on life insurance ($0.08 per share) and $2.5 million (after tax) gain from the sale of a property ($0.37 per share).
(4)	The quarter ended December 31, 2005 includes the recording of stock-based compensation expense of $0.4 million (after tax) for stock options under SFAS No. 123 (R) or $0.06 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in internal control over financial reporting – During the quarter ended June 30, 2007, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management (including our Chief Executive Officer and Chief Financial Officer), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, management concluded that the internal control over financial reporting was effective as of June 30, 2007. Deloitte & Touche LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2007 which is included in Item 8 of this Annual Report on Form 10-K.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information identifying directors of the Company, the Audit and Ethics Committee, the Audit and Ethics Committee Expert and Section 16(a) beneficial ownership reporting compliance, will be contained in the Company’s fiscal 2007 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee of the Board of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

The Company has adopted a code of ethics called the Guidelines for Business Conduct that applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics is posted on our website at www.flexsteel.com.

The executive officers of the Company, their ages, positions (in each case as of June 30, 2007), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Ronald J. Klosterman (59)	President & Chief Executive Officer (June 1989)
James R. Richardson (63)	Senior Vice President of Residential Sales and Marketing (November 1979)
Thomas D. Burkart (64)	Senior Vice President of Vehicle Seating (February 1984)
Patrick M. Crahan (59)	Senior Vice President of Commercial Seating (June 1989)
Jeffrey T. Bertsch (52)	Senior Vice President of Corporate Services (June 1989)
Donald D. Dreher (58)	Senior Vice President, President & CEO of DMI Furniture, Inc. (December 2004)
James E. Gilbertson (57)	Vice President of Vehicle Seating (June 1989)
Timothy E. Hall (49)	Vice President-Finance, Chief Financial Officer & Secretary (December 2000)

Each named executive officer has held the same office or an executive or management position with the Company for at least five years except Mr. Dreher who has served as President and CEO of DMI Furniture, Inc. from 1986 to present.

Item 11.	Executive Compensation

The information identifying executive compensation will be contained in the Company’s fiscal 2007 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” “Director Compensation,” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information identifying beneficial ownership of stock and supplementary data will be contained in the Company’s fiscal 2007 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information will be contained under the heading “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s fiscal 2007 definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2007. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related services during fiscal 2007.

The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence. All services provided by Deloitte & Touche LLP during fiscal 2007 were pre-approved by the Audit and Ethics Committee.

The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

	2007	2006
Audit Fees (1)	$389,000	$384,000
Audit Related Fees (2)	50,000	13,000
Tax Fees (3)	—	5,000
All Other Fees (4)	—	—
Total	$439,000	$402,000

(1)

Professional fees and expenses for audit of financial statements and internal control over financial reporting services billed in fiscal 2007 and 2006 consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) consents and other services related to Securities and Exchange Commission matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)

Professional fees and expenses for audit-related services billed in fiscal 2007 and 2006 consisted of employee benefit plan audits, $31,000 and $13,000, respectively, and $19,000 in fiscal 2007 for other SEC-related matters.

(3)

Professional fees and expenses for tax services billed in fiscal 2006 consisted of tax planning and advice services totaling $5,000 and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

(4)	No other professional services were provided during fiscal 2007 and 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)	Schedules

The following financial statement schedules for the years ended June 30, 2007, 2006 and 2005 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2007, 2006 and 2005

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves	Balance at End of Year
Allowance for Doubtful Accounts:

2007	$2,820,000	$0	$(730,000)	$2,090,000

2006	$3,060,000	$850,000	$(1,090,000)	$2,820,000

2005	$2,820,000	$1,140,000	$(900,000)	$3,060,000

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1	Restated Articles of Incorporation by reference to Exhibit No. 8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

3.2	Amendment to Restated Articles of Incorporation filed on January 15, 1993.

3.3	Amendment to Restated Articles of Incorporation filed on February 14, 2007. Filed herewith.

3.4	Bylaws of the Registrant incorporated by reference to Exhibit No. 7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

3.5

Amendments adopted on June 4, 2007 to Restated Bylaws of Flexsteel Industries, Inc. incorporated by reference to Exhibit 3.1 to Flexsteel’s 8-K filed with the Securities, and Exchange Commission on June 8, 2007.

10.1	1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement. *

10.2	Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement - commission file #0-5151.*

10.3	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

10.4	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.5	Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.6	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.7	2002 Stock Option Plan incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement. *

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

10.9

Credit Facility Agreement dated June 30, 2004 as amended or modified on June 10, 2005, August 19, 2005, December 23, 2005, January 3, 2006, and May 19, 2006 incorporated by reference to Exhibit 10.9 to Flexsteel Industries, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.10

Flexsteel Industries, Inc. 2006 Stock Option Plan incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities, and Exchange Commission on October 31, 2006.

10.11

Note Modification Agreement date June 25, 2007 (long-term facility) between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

10.12

Note Modification Agreement date June 25, 2007 (short-term facility) between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

10.13

Credit Agreement date June 25, 2007 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

10.14

Employment Agreement dated October 1, 2006 between Flexsteel Industries, Inc. and Donald D. Dreher incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities, and Exchange Commission on October 5, 2006. *

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

Date:	August 29, 2007	FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Ronald J. Klosterman
Ronald J. Klosterman Chief Executive Officer and Principal Executive Officer

By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 29, 2007	/S/ L. Bruce Boylen
L. Bruce Boylen Chairman of the Board of Directors

Date:	August 29, 2007	/S/ Ronald J. Klosterman
Ronald J. Klosterman Director

Date:	August 29, 2007	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch Director

Date:	August 29, 2007	/S/ Mary C. Bottie
Mary C. Bottie Director

Date:	August 29, 2007	/S/ Patrick M. Crahan
Patrick M. Crahan Director

Date:	August 29, 2007	/S/ Lynn J. Davis
Lynn J. Davis Director

Date:	August 29, 2007	/S/ Robert E. Deignan
Robert E. Deignan Director

Date:	August 29, 2007	/S/ Thomas E. Holloran
Thomas E. Holloran Director

Date:	August 29, 2007	/S/ Eric S. Rangen
Eric S. Rangen Director

Date:	August 29, 2007	/S/ James R. Richardson
James R. Richardson Director