Form 10-Q
period 2007-09-30
FLEXSTEEL INDUSTRIES INC
filed 2007-10-26
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from                 to

Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Incorporated in State of Minnesota	42-0442319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Identification No.)

3400 JACKSON STREET
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2007	6,571,171

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (UNAUDITED)	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,323,593	$900,326
Investments	983,596	976,180
Trade receivables – less allowance for doubtful accounts: September 30, 2007, $2,190,000; June 30, 2007, $2,090,000	47,556,543	56,273,874
Inventories	87,042,281	78,756,985
Deferred income taxes	3,720,000	3,850,000
Other	1,865,304	1,759,045
Total current assets	142,491,317	142,516,410
NON-CURRENT ASSETS:
Property, plant and equipment, net	27,346,998	28,168,244
Deferred income taxes	1,442,187	1,270,000
Other assets	12,010,655	12,209,528
TOTAL	$183,291,157	$184,164,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$11,904,487	$13,607,485
Notes payable	9,400,960	7,030,059
Accrued liabilities:
Payroll and related items	6,874,004	7,530,083
Insurance	7,239,396	7,615,532
Other	6,198,556	7,394,448
Total current liabilities	41,617,403	43,177,607
LONG-TERM LIABILITIES:
Long-term debt	21,207,358	21,336,352
Deferred compensation	5,326,874	5,535,113
Other	804,736	—
Total liabilities	68,956,371	70,049,072

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2007, 6,571,171 shares; outstanding June 30, 2007, 6,570,467 shares	6,571,171	6,570,467
Additional paid-in capital	4,022,959	4,013,456
Retained earnings	102,639,454	102,421,056
Accumulated other comprehensive income	1,101,202	1,110,131
Total shareholders’ equity	114,334,786	114,115,110
TOTAL	$183,291,157	$184,164,182

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
NET SALES	$100,900,363	$101,339,556
COST OF GOODS SOLD	(81,136,820)	(82,934,329)
GROSS MARGIN	19,763,543	18,405,227
SELLING, GENERAL AND ADMINISTRATIVE	(17,563,085)	(17,280,977)
OPERATING INCOME	2,200,458	1,124,250
OTHER INCOME (EXPENSE):
Interest and other income	99,582	157,720
Interest expense	(427,390)	(388,845)
Total	(327,808)	(231,125)
INCOME BEFORE INCOME TAXES	1,872,650	893,125
PROVISION FOR INCOME TAXES	(690,000)	(330,000)
NET INCOME	$1,182,650	$563,125

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,571,171	6,565,028
Diluted	6,604,220	6,570,874

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.18	$0.09
Diluted	$0.18	$0.09

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$1,182,650	$563,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,233,551	1,364,335
Gain on disposition of capital assets	(26,497)	(5,782)
Deferred income taxes	192,620	382,819
Changes in operating assets and liabilities:
Trade receivables	8,717,331	3,815,160
Inventories	(8,285,296)	97,720
Other current assets	81,763	378,820
Other assets	(99,315)	92,876
Accounts payable – trade	(1,702,998)	(637,228)
Accrued liabilities	(2,003,135)	(1,173,862)
Deferred compensation	(208,239)	9,207
Net cash (used in) provided by operating activities	(917,565)	4,887,190

INVESTING ACTIVITIES:
Purchases of investments	(49,564)	(136,313)
Proceeds from sales of investments	363,650	147,500
Proceeds from sale of capital assets	39,097	6,700
Capital expenditures	(410,304)	(572,944)
Net cash used in investing activities	(57,121)	(555,057)

FINANCING ACTIVITIES:
Proceeds from (repayment of) short-term borrowings, net	2,364,627	(2,000,000)
Repayment of long-term borrowings	(122,721)	(116,760)
Dividends paid	(854,161)	(853,287)
Proceeds from issuance of common stock	10,208	16,129
Net cash provided by (used in) financing activities	1,397,953	(2,953,918)

Increase in cash and cash equivalents	423,267	1,378,215
Cash and cash equivalents at beginning of period	900,326	1,985,768
Cash and cash equivalents at end of period	$1,323,593	$3,363,983

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Three Months Ended September 30,
	2007	2006
Interest	$424,000	$389,000
Income taxes	$728,000	$307,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2007

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on July 1, 2007 – See Note 7. Consistent with prior periods and upon adoption of FIN 48, the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

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

The Company has one active wholly-owned subsidiary, DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly owned subsidiaries: (1) Desert Dreams, Inc., which owned and leased a commercial building to an unrelated entity until the building was sold on June 15, 2007 and (2) Four Seasons, Inc.

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. On a quarterly basis there is a specific calculation of the LIFO effect based on year to date amounts. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.7 million higher at September 30, 2007 and June 30, 2007 if they had been valued on the FIFO method. A comparison of inventories is as follows (in millions):

	September 30, 2007	June 30, 2007
Raw materials	$15.3	$16.4
Work in process and finished parts	7.5	7.6
Finished goods	64.2	54.8
Total	$87.0	$78.8

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At September 30, 2007, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.5
Overnight borrowing interest rate at prime minus 1%; unsecured	0.9
$20.0 million working capital line of credit through June 30, 2008; interest rate at LIBOR + 0.75%; unsecured	8.0

Long-Term:
$20.0 million revolving note; expires September 30, 2012; interest rate at LIBOR + 0.75%; unsecured	20.0
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1.2
Total	$30.6

The Company has credit facilities of $50.1 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The credit agreement provides for a $41.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $8.0 million was outstanding at September 30, 2007, with interest selected at the option of the Company at prime (7.75% at September 30, 2007) or LIBOR (5.13% at September 30, 2007) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%, of which $0.9 million was outstanding at September 30, 2007. The short-term line of credit expires June 30, 2008. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at September 30, 2007, and expires September 30, 2012. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $1.0 million to support letters of credit issued by the Company, of which none was outstanding at September 30, 2007. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. On September 30, 2007, the Company had effectively fixed the interest rates at 4.5% on approximately $15.3 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At September 30, 2007, the Company was in compliance with all financial covenants contained in the credit agreement.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities of $5.1 million and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.1 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amounts were outstanding on this line of credit at September 30, 2007.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $15.3 million with a weighted average fixed rate of 4.5% at September 30, 2007. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair value of the swaps was a liability of $0.1 million as of September 30, 2007 and an asset of $0.1 million as of June 30, 2007 and is reflected as other current liabilities and other assets, respectively, on the accompanying consolidated balance sheet. As of September 30, 2007, all of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the three months ended September 30, 2007 and 2006 (in millions):

	2007	2006
Accrued warranty costs at June 30	$1.0	$1.1
Payments made for warranty and related costs	(0.7)	(0.7)
Accrual for product warranty	0.7	0.7
Accrued warranty costs at September 30	$1.0	$1.1

6.	STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the three months ended September 30, 2007 and 2006. As of September 30, 2007 there were no unvested shares outstanding. The Company expects forfeitures under this plan to be nominal and there were no shares forfeited in the three months ended September 30, 2007 or 2006. At September 30, 2007, 69,407 shares were available for future grants.

(2) Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The Company’s shareholders have approved all stock option plans. No options were granted during the three months ended September 30, 2007 and 2006, and there are no unvested options, as all options are fully vested upon grant.

At September 30, 2007, 496,700 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2008 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2007, and the changes from

June 30, 2006, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2006	661,101	$16.01	$0.1
Granted	135,000	12.63
Exercised	(4,427)	12.60
Canceled	(9,500)	15.60
Outstanding and exercisable at June 30, 2007	782,174	15.45	0.4
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding and exercisable at September 30, 2007	782,174	$15.45	$0.3

The following table summarizes information for options outstanding and exercisable at September 30, 2007:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$ 10.30 – 11.44	26,200	3.3	$10.65
12.45 – 13.59	183,773	7.1	12.79
14.40 – 16.52	426,806	7.0	15.56
19.21 – 20.27	145,395	6.1	19.33
$ 10.30 – 20.27	782,174	6.7	$15.45

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

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.1 million, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings. At the adoption date of July 1, 2007, the Company had approximately $0.77 million of gross liabilities related to unrecognized tax benefits (composed of $0.55 million of gross unrecognized tax benefits and accrued interest and penalties of $0.22 million) and related deferred tax assets of approximately $0.22 million. At September 30, 2007, the Company had approximately $0.80 million of gross liabilities related to unrecognized tax benefits (composed of $0.58 million of gross unrecognized tax benefits and accrued interest and penalties of $0.22 million) and related deferred tax assets of approximately $0.23 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at July 1, 2007	$0.555
Additions based on tax positions related to the current year	0.023
Balance at September 30, 2007	$0.578

Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. As of July 1, 2007 and September 30, 2007, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2003–2006 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject. As of September 30, 2007, the Company’s earliest open tax year in which an audit can be initiated by taxing authorities in its major operating jurisdictions, such as, Arkansas, California, Georgia, Indiana, Iowa, Mississippi, Pennsylvania and Washington, is 2004.

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

9.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters ended September 30, 2007 and 2006, net income as reported for each respective period is divided by:

	Three Months Ended September 30,
	2007	2006
Basic shares outstanding	6,571,171	6,565,028
Dilutive effect of stock options	33,049	5,846
Diluted shares outstanding	6,604,220	6,570,874

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	414,701	577,201

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters ended, were as follows (in thousands):

	Three Months Ended September 30,
	2007	2006

Net income	$1,183	$563
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $77 and $85, respectively	(130)	(139)
Change in fair value of available-for-sale, securities, net of income taxes of $(74) and $(60), respectively	121	98
Total other comprehensive (loss) income	(9)	(41)
Total comprehensive income	$1,174	$522

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	September 30, 2007	June 30, 2007
Available-for-sale securities	$1,180	$1,059
Interest rate swaps	(35)	95
SFAS No. 158 transition adjustment (actuarial losses)	(44)	(44)

Total accumulated other comprehensive income	$1,101	$1,110

11.

ACCOUNTING DEVELOPMENTS – In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

Valuation of long-lived assets – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods. There were no impairments taken during the three months ended September 30, 2007 or 2006.

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

Income taxes – the Company accounts for income taxes in accordance with the provisions of FIN 48, Accounting for Uncertainty in Income Taxes and SFAS No. 109, Accounting for Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company adopted the provisions of FIN 48 on July 1, 2007. The impact of the adoption is discussed in note 7, income taxes.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2007 and 2006. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	(80.4)	(81.8)
Gross margin	19.6	18.2
Selling, general and administrative	(17.4)	(17.1)
Operating income	2.2	1.1
Other expense, net	(0.3)	(0.2)
Income before income taxes	1.9	0.9
Income tax expense	(0.7)	(0.3)
Net income	1.2%	0.6%

Results of Operations for the Quarter Ended September 30, 2007 vs. 2006

Net sales for the quarter ended September 30, 2007 were $100.9 million, comparable to the prior year quarter of $101.3 million. Residential net sales were $62.7 million, an increase of 2% from the prior year quarter net sales of $61.8 million. Recreational vehicle net sales were $15.7 million, compared to $15.9 million, a decrease of 1% from the prior year quarter. Commercial net sales were $22.5 million, compared to $23.6 million in the prior year quarter, a decrease of 5%. The decrease in commercial net sales is primarily due to a slowdown of orders for our hospitality products.

Gross margin for the quarter ended September 30, 2007 was 19.6% compared to 18.2% in the prior year quarter. The gross margin improvement is primarily due, in comparable parts, to the impact of changes in product mix and increased cost control.

Selling, general and administrative expenses increased by approximately $0.3 million in comparison to the prior year quarter, representing 17.4% and 17.1% of net sales for the quarters ended September 30, 2007 and 2006, respectively.

Operating income for the current quarter was $2.2 million compared to $1.1 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax rate was 36.9% in the current and prior year fiscal quarters. The Company anticipates its effective income tax rate for the fiscal year to be approximately 37.0%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $1.2 million or $0.18 per share, compared to the prior year quarter of $0.6 million or $0.09 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working Capital (current assets less current liabilities) at September 30, 2007 was $100.9 million. Net cash used in operating activities was $0.9 million for the three months ended September 30, 2007. Significant changes in working capital from June 30, 2007 to September 30, 2007 included decreased accounts receivable of $8.7 million, increased inventory of $8.3 million and decreased accounts payable of $1.7 million. The decrease in receivables is related to timing of shipments to customers and the related payment terms. The increase in purchased finished goods inventory is due primarily to timing of inventory purchases to meet our forecasted customer requirements and new product introductions. The decrease in accounts payable is due to the timing of inventory purchases from suppliers, the related payment terms and the timing of payments. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted, we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:

Capital expenditures were $0.4 million for the quarter ended September 30, 2007. Depreciation and amortization expense was $1.2 million and $ 1.4 million for the fiscal quarters ended September 30, 2007 and 2006, respectively. The Company expects that capital expenditures will be approximately $2.5 million for the remainder of the 2008 fiscal year.

Financing Activities:

Net cash provided by financing activities was $1.4 million during the quarter ended September 30, 2007. Short-term borrowings increased by $2.4 million in the quarter ended September 30, 2007 primarily due to the increase in inventory. Net cash used in financing activities was $3.0 million during the quarter ended September 30, 2006. Short-term borrowings decreased by $2.0 million in the quarter ended September 30, 2006 primarily due to the decrease in accounts receivable.

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

Outlook

Although industry-wide trends indicate a soft market environment for residential products, orders for the Company’s residential products have remained constant throughout the first fiscal quarter. The Company expects order levels to remain comparable to the prior year levels throughout fiscal year 2008. However, further industry-wide declines could result in lower order levels for the Company. Orders for recreational vehicle products continue to be down, and we expect this to continue through our third fiscal quarter ending March 31, 2008, at which time we will be able to better evaluate the spring and summer selling season. Our orders for products into commercial hospitality applications slowed significantly in the first quarter of the 2008 fiscal year as compared to the relatively high levels experienced in the first quarter of fiscal year 2007, and we expect orders to be lower than the prior year period into the second half of fiscal year 2008. The Company anticipates continued modest increases in commercial office orders and shipments through the balance of fiscal year 2008.

The Company continues to explore cost control opportunities in all facets of its business. The Company believes it has the necessary inventories, product offerings and marketing strategies in place to take advantage of opportunities for expansion of market share in certain markets, such as commercial office and hospitality. The Company anticipates continuing its strategy of providing furniture from a wide selection of domestically manufactured and imported product lines.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon such events or changes in circumstances, there could be a write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At September 30, 2007, no impairment of long-lived assets has been identified.

Foreign Currency Risk –During the three-months ended September 30, 2007 and 2006, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2007, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $140,000, assuming no change in the volume or composition of debt. On September 30, 2007, the Company had effectively fixed the interest rates at 4.5% on approximately $15.3 million of its long-term debt through the use of interest rate swaps. As of September 30, 2007, the cumulative fair value of the swaps is a liability of approximately $0.1 million and is included in other current liabilities.

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

Item 4.   Controls and Procedures

(a)   Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation.

(b)   Changes in internal control over financial reporting. During the quarter ended September 30, 2007, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this quarterly report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made in this press release. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

We specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II  OTHER INFORMATION

Item 1A.   Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

FLEXSTEEL INDUSTRIES, INC.
Date:	October 26, 2007	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer