Form 10-Q
period 2007-12-31
FLEXSTEEL INDUSTRIES INC
filed 2008-02-11
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common Stock - $1.00 Par Value

Shares Outstanding as of December 31, 2007	6,574,106

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31, 2007	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,183,824	$900,326
Investments	1,094,574	976,180
Trade receivables – less allowance for doubtful accounts: December 31, 2007, $ 2,300,000; June 30, 2007, $2,090,000	47,491,746	56,273,874
Inventories	88,049,886	78,756,985
Deferred income taxes	3,670,000	3,850,000
Other	1,980,014	1,759,045
Total current assets	144,470,044	142,516,410
NON-CURRENT ASSETS:
Property, plant and equipment, net	26,686,809	28,168,244
Deferred income taxes	1,680,000	1,270,000
Other assets	11,956,156	12,209,528
TOTAL	$184,793,009	$184,164,182

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$12,751,555	$13,607,485
Notes payable	7,048,988	7,030,059
Accrued liabilities:
Payroll and related items	6,926,406	7,530,083
Insurance	7,197,430	7,615,532
Other	7,816,015	7,394,448
Total current liabilities	41,740,394	43,177,607
LONG-TERM LIABILITIES:
Long-term debt	21,076,747	21,336,352
Deferred compensation	5,425,744	5,535,113
Other	1,046,784	—
Total liabilities	69,289,669	70,049,072

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2007, 6,574,106 shares; outstanding June 30, 2007, 6,570,467 shares	6,574,106	6,570,467
Additional paid-in capital	4,239,199	4,013,456
Retained earnings	103,652,997	102,421,056
Accumulated other comprehensive income	1,037,038	1,110,131
Total shareholders’ equity	115,503,340	114,115,110
TOTAL	$184,793,009	$184,164,182

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
NET SALES	$105,985,985	$105,699,659	$206,886,348	$207,039,215
COST OF GOODS SOLD	(83,916,419)	(85,925,703)	(165,053,239)	(168,860,032)
GROSS MARGIN	22,069,566	19,773,956	41,833,109	38,179,183
SELLING, GENERAL AND ADMINISTRATIVE	(18,818,209)	(17,326,814)	(36,381,294)	(34,607,791)
OPERATING INCOME	3,251,357	2,447,142	5,451,815	3,571,392
OTHER INCOME (EXPENSE):
Interest and other income	121,380	173,287	220,962	331,007
Interest expense	(414,560)	(391,772)	(841,950)	(780,617)
Total	(293,180)	(218,485)	(620,988)	(449,610)
INCOME BEFORE INCOME TAXES	2,958,177	2,228,657	4,830,827	3,121,782
PROVISION FOR INCOME TAXES	(1,090,000)	(820,000)	(1,780,000)	(1,150,000)
NET INCOME	$1,868,177	$1,408,657	$3,050,827	$1,971,782
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,573,559	6,566,340	6,572,365	6,565,684
Diluted	6,616,133	6,579,053	6,610,176	6,574,963
EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.28	$0.21	$0.46	$0.30
Diluted	$0.28	$0.21	$0.46	$0.30
DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13	$0.26	$0.26

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$3,050,827	$1,971,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,363,095	2,723,279
Stock-based compensation expense	186,000	274,000
Gain on disposition of capital assets	(43,101)	(15,732)
Deferred income taxes	(248,967)	(344,723)
Changes in operating assets and liabilities:
Trade receivables	8,782,128	(535,589)
Inventories	(9,292,901)	7,817,953
Other current assets	274,851	(22,049)
Other assets	(75,055)	(101,305)
Accounts payable – trade	(855,930)	487,983
Accrued liabilities	(315,776)	(1,085,745)
Deferred compensation	(109,369)	132,361
Net cash provided by operating activities	3,715,802	11,302,215

INVESTING ACTIVITIES:
Purchases of investments	(137,055)	(96,853)
Proceeds from sales of investments	430,299	198,266
Proceeds from sale of capital assets	62,496	16,650
Capital expenditures	(881,955)	(2,984,043)
Net cash used in investing activities	(526,215)	(2,865,980)

FINANCING ACTIVITIES:
Proceeds from (repayment of) short-term borrowings, net	6,303	(7,406,517)
Repayment of long-term borrowings	(246,979)	(234,982)
Dividends paid	(1,708,795)	(1,706,737)
Proceeds from issuance of common stock	43,382	34,307
Net cash used in financing activities	(1,906,089)	(9,313,929)

Increase (decrease) in cash and cash equivalents	1,283,498	(877,694)
Cash and cash equivalents at beginning of period	900,326	1,985,768
Cash and cash equivalents at end of period	$2,183,824	$1,108,074

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Six Months Ended December 31,
	2007	2006
Interest	$849,000	$760,000
Income taxes	$1,755,000	$1,372,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2007

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on July 1, 2007 – See Note 7.

DESCRIPTION OF BUSINESS – Flexsteel was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, watercraft, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique drop-in seat spring. The Company primarily distributes its products throughout the United States through the Company’s sales force to furniture dealers, department stores, recreational vehicle manufacturers, and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional retailers, some of which sell on a private label basis.

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

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.4 million and $3.7 million higher at December 31, 2007 and June 30, 2007, respectively, if they had been valued on the FIFO method. At December 31, 2007 and June 30, 2007 the total value of LIFO inventory was $3.5 million and $3.1 million, respectively. A comparison of inventories is as follows (in millions):

	December 31, 2007	June 30, 2007
Raw materials	$16.1	$16.4
Work in process and finished parts	8.0	7.6
Finished goods	63.9	54.7
Total	$88.0	$78.7

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At December 31, 2007, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.5
Overnight borrowing interest rate at prime minus 1%; unsecured	0.5
$20.0 million working capital line of credit through June 30, 2008; interest rate at LIBOR +0.625%; unsecured	6.0

Long-Term:
$20.0 million revolving note; expires September 30, 2012; interest rate at LIBOR +0.75%; unsecured	20.0
Fixed rate equipment financing note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	1.1
Total	$28.1

The Company has credit facilities of $50.2 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The credit agreement provides for a $41.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $6.0 million was outstanding at December 31, 2007, with interest selected at the option of the Company at prime (7.25% at December 31, 2007) or LIBOR (4.85% at December 31, 2007) plus 0.625%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0% (6.25%), of which $0.4 million was outstanding at December 31, 2007. The short-term line of credit expires June 30, 2008. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at December 31, 2007, and expires September 30, 2012. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $1.0 million to support letters of credit issued by the Company, of which $0.1 was outstanding at December 31, 2007. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1%. On December 31, 2007, the Company had effectively fixed the interest rates at 4.5% on approximately $15.0 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At December 31, 2007, the Company was in compliance with all financial covenants contained in the credit agreement.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities of $5.2 million and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.2 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. At December 31, 2007 $0.1 million was outstanding on this line of credit.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $15.0 million with a weighted average fixed rate of 4.5% at December 31, 2007. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair value of the swaps was a liability of $0.2 million as of December 31, 2007 and an asset of $0.1 million as of June 30, 2007 and is reflected as other current liabilities and other assets, respectively, on the accompanying consolidated balance sheet. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the six months ended December 31, 2007 and 2006 (in millions):

	2007	2006
Accrued warranty costs at beginning of period	$1.0	$1.1
Payments made for warranty and related costs	(1.5)	(1.6)
Accrual for product warranty	1.6	1.6
Accrued warranty costs at December 31	$1.1	$1.1

6.	STOCK-BASED COMPENSATION – The Company has three stock-based compensation methods available when determining employee compensation.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the six-months ended December 31, 2007 and 2006. As of December 31, 2007, there were no unvested shares outstanding. There were no shares and 50 shares forfeited in the six months ended December 31, 2007 and 2006, respectively. At December 31, 2007, 69,407 shares were available for future grants.

(2) 2007 Long-Term Management Incentive Compensation Plan – This plan was approved by the Company’s Shareholders on December 10, 2007. The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee has selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the two-year transition period beginning July 1, 2007 and ending on June 30, 2009 and the three-year performance period beginning July 1, 2007 and ending on June 30, 2010. The Committee has also specified that payouts, if any, for awards earned under the 2007-2009 and 2007-2010 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid. Accordingly, compensation cost is remeasured based on the award’s estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period. Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the award accrued payable in stock is classified within equity and the portion of the award accrued payable in cash is classified within liabilities.

The fair value of the equity portion of the award is estimated each period based on the market value of the Company’s common shares reduced by the present value of expected dividends to be paid prior to the service period, discounted using a risk-free interest rate. In the period the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date. Under the plan the number of shares that could be awarded to key executives if the target performance goals are met is 55,542 shares and 88,873 shares if the maximum performance goals are met. No compensation costs were accrued at December 31, 2007. If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million based on the estimated fair values at December 31, 2007. At December 31, 2007, 500,000 shares were available for awards.

(3) Stock Options Plans - The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The Company’s shareholders have approved all stock option plans.

In December 2007 and 2006 the Company issued options for 120,000 and 135,000 common shares at weighted average exercise prices of $12.40 and $12.63 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.2 and $0.3 million during the quarter ended December 31, 2007 and 2006, respectively. The Company also recorded reductions in its income tax expense of $0.1 million related to the issuance of the options in both quarters ended December 31, 2007 and 2006. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2008 and 2007, respectively; dividend yield of 4.2% and 4.1%; expected volatility of 19.5% and 21.6%; risk-free interest rate of 3.3% and 4.5%; and an expected life of 6 and 5 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during the three months and six months ended December 31, 2007 and 2006 was $1.63 and $1.98, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three months and six months ended December 31, 2007 and 2006 were not material.

At December 31, 2007, 378,700 shares were available for future grants. The Company does not anticipate that additional options will be granted during fiscal 2008. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2008 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2007, and the changes from June 30, 2006, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2006	661,101	$16.01	$0.1
Granted	135,000	12.63
Exercised	(4,427)	12.60
Canceled	(9,500)	15.60
Outstanding and exercisable at June 30, 2007	782,174	15.45	0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(1,000)	12.66
Outstanding and exercisable at December 31, 2007	897,774	$15.06	$0.1

The following table summarizes information for options outstanding and exercisable at December 31, 2007:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 11.44	23,800	3.4	$10.57
12.35 – 13.59	301,773	8.1	12.64
14.40 – 16.52	426,806	6.7	15.56
19.21 – 20.27	145,395	5.9	19.33
$10.30 – 20.27	897,774	7.0	$15.06

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

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.1 million, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings. At the adoption date of July 1, 2007, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million. At December 31, 2007, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$555
Additions based on tax positions related to the current year	32
Balance at December 31, 2007	$587

Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. As of July 1, 2007 and December 31, 2007, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The tax years 2004–2007 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject. As of December 31, 2007, the Company’s earliest open tax year in which an audit can be initiated by taxing authorities in its major operating jurisdictions, such as, Arkansas, California, Indiana, Iowa, Mississippi, and Washington, is 2004.

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

9.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and six months ended December 31, 2007 and 2006, net income as reported for each respective period is divided by (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Basic shares outstanding	6,574	6,566	6,572	6,566
Dilutive effect of stock options	42	13	38	9
Diluted shares outstanding	6,616	6,579	6,610	6,575

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	572	577	572	577

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters and six months ended December 31, 2007 and 2006, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006

Net income	$1,868	$1,409	$3,051	$1,972
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $78, $7, $155 and $92, respectively	(108)	(11)	(239)	(150)
Change in fair value of available-for-sale, securities, net of income taxes of $(24), $(77), $(99) and $(137), respectively	44	124	166	223
Total other comprehensive income (loss)	(64)	113	(73)	73
Total comprehensive income	$1,804	$1,522	$2,978	$2,045

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	December 31, 2007	June 30, 2007
Available-for-sale securities	$1,225	$1,059
Interest rate swaps	(144)	95
SFAS No. 158 transition adjustment (actuarial losses)	(44)	(44)
Total accumulated other comprehensive income	$1,037	$1,110

11.

ACCOUNTING DEVELOPMENTS –In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2009 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

The discussion and analysis of the Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. Ultimate results may differ from these estimates under different assumptions or conditions. The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectibility of trade accounts receivable, inventory valuation, depreciable lives, self-insurance programs, warranty costs and income taxes. Ultimate results may differ from these estimates under different assumptions or conditions.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and six months ended December 31, 2007 and 2006. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(79.2)	(81.3)	(79.8)	(81.6)
Gross margin	20.8	18.7	20.2	18.4
Selling, general and administrative	(17.8)	(16.4)	(17.6)	(16.7)
Operating income	3.0	2.3	2.6	1.7
Other expense, net	(0.2)	(0.2)	(0.3)	(0.2)
Income before income taxes	2.8	2.1	2.3	1.5
Income tax (expense) benefit	(1.0)	(0.8)	(0.8)	(0.5)
Net income	1.8%	1.3%	1.5%	1.0%

Results of Operations for the Quarter Ended December 31, 2007 vs. 2006

Net sales for the quarter ended December 31, 2007 were $106.0 million compared to the prior year quarter of $105.7 million, an increase of 0.3%. Residential net sales were $67.5 million, compared to $67.0 million, an increase of 0.8% from the prior year quarter. Recreational vehicle net sales were $14.9 million in the current and prior year quarters. Commercial net sales were $23.6 million, compared to $23.8 million in the prior year quarter, a decrease of 0.8%. The decrease in commercial net sales was primarily due to lower orders of hospitality products.

Gross margin for the quarter ended December 31, 2007 was 20.8% compared to 18.7% in the prior year quarter due to the impact of changes in product mix and better cost control, as compared to the prior year period.

Selling, general and administrative (“SG&A”) expenses were 17.8% and 16.4% of net sales for the quarters ended December 31, 2007 and 2006, respectively. The increase in quarterly SG&A expenses in the current quarter was due primarily to an increase in selling expenses of approximately $1.2 million and an increase in bad debt expense of approximately $0.3 million in comparison to a prior year period in which these expenses were low. Selling expenses, such as sales supplies and marketing expenses, can fluctuate significantly from period to period based on the timing and types of programs in place or being introduced.

Operating income for the current quarter was $3.3 million compared to $2.4 million in the prior year quarter reflecting the aforementioned factors.

The effective tax rate was 36.8% and 36.7% in the current and prior year fiscal quarters, respectively. The Company anticipates its effective tax rate for the 2008 fiscal year to be approximately 37%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $1.9 million or $0.28 per share, compared to the prior year quarter net income of $1.4 million or $0.21 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2007 vs. 2006

Net sales for the six months ended December 31, 2007 and 2006 were $206.9 million and $207.0 million, respectively. Residential net sales were $130.2 million, compared to $128.8 million, an increase of 1.1% from the prior year six months. Recreational vehicle net sales were $30.6 million, compared to $30.8 million, a decrease of 0.7% from the prior year six months. The slight decline in recreational vehicle net sales was due primarily to a continuing weak wholesale market environment. Commercial net sales were $46.1 million, compared to $47.4 million in the prior year quarter, a decrease of 2.7%. The decrease in commercial net sales was primarily due to lower orders of hospitality products.

Gross margin for the six-month period ended December 31, 2007 was 20.2% compared to 18.4% in the prior year six-month period due to the impact of changes in product mix and better cost control.

SG&A expenses were 17.6% and 16.7% of net sales for the current and prior six-month period, respectively. The increase in SG&A expenses was due primarily to an increase in selling expenses of approximately $1.3 million and an increase in bad debt expense of approximately $0.5 million in comparison to a prior year period in which these expenses were low. Selling expenses, such as sales supplies and marketing expenses, can fluctuate significantly from period to period based on the timing and types of programs in place or being introduced.

The effective income tax rate was 36.8% in the current and prior six-month periods. The Company anticipates its effective income tax rate for the 2008 fiscal year to be approximately 37%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current fiscal year to date net income of $3.1 million or $0.46 per share compared to $2.0 million or $0.30 per share in the prior year period, an increase of 55% from the prior year six-month periods.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working capital (current assets less current liabilities) at December 31, 2007 was $102.7 million. Net cash provided by operating activities was $3.7 million for the six months ended December 31, 2007. Significant changes in working capital from June 30, 2007 to December 31, 2007 included decreased accounts receivable of $8.8 million, increased inventory of $9.3 million and decreased accounts payable of $0.9 million. The decrease in receivables is related to the timing of shipments to customers and the related payment terms. The increase in inventory is due primarily to timing of finished goods inventory purchases to meet our forecasted customer requirements and new product introductions. The decrease in accounts payable is due to the timing of inventory purchases from suppliers, the related payment terms and the timing of payments. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:

Capital expenditures were $0.9 million for the six-month period ended December 31, 2007. Depreciation and amortization expense was $2.4 million and $2.7 million for the six-month periods ended December 31, 2007 and 2006, respectively. The Company expects that capital expenditures will be approximately $1.5 million for the remainder of the 2008 fiscal year, primarily for manufacturing equipment.

Financing Activities:

Net cash used in financing activities was $1.9 million during the six-month period ended December 31, 2007. Net cash provided by financing activities was $9.3 million during the six-month period ended December 31, 2006. Short-term borrowings decreased by $7.4 million in the six-month period ended December 31, 2006 primarily due to a decrease in accounts receivable.

Management believes that the Company has adequate cash, cash equivalents and credit arrangements to meet its operating and capital requirements for fiscal 2008. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to it shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed. During fiscal 2008, the Company has begun the process of obtaining an extension or refinancing its working capital line of credit that expires June 30, 2008. The Company believes that it will be able to successfully refinance or extend the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in these endeavors or that completion of such extension or refinancing will be on terms acceptable to the Company.

Outlook

Events on national and international economic and political fronts have put a significant damper on consumer confidence in the United States. A slumping housing market impacted greatly by sub-prime mortgage defaults and rising oil prices leading to increased cost for materials and transportation are two principal contributors to a general slowdown of the overall economy and the furniture market in particular.

Although industry-wide trends indicate a soft market environment for residential products, orders for the Company’s residential products have remained constant throughout the first half of fiscal 2008. The Company expects order levels to remain comparable to the prior year levels throughout fiscal year 2008. However, further industry-wide declines could result in lower order levels for the Company. Orders for recreational vehicle products continue to be down, and we expect this to continue through the remainder of fiscal year 2008. Our orders for products into commercial hospitality applications slowed in the first half of the 2008 fiscal year as compared to the relatively high levels experienced in the first half of fiscal year 2007, and we expect orders to be lower than the prior year period into the second half of fiscal year 2008. The Company anticipates continued modest increases in commercial office orders and shipments through the balance of fiscal year 2008.

The Company continues to review capital allocation in relation to business conditions and to explore cost control opportunities in all facets of its business. The Company believes it has the necessary inventories, product offerings and marketing strategies in place to take advantage of opportunities for expansion of market share. We believe that consumers will continue to value a broad selection of designs, as well as a wide range of fabrics and leathers. Based on this, the Company anticipates continuing its strategy of providing furniture from a wide selection of domestically manufactured and imported products.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon such events or changes in circumstances, there could be a write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At December 31, 2007, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During the six-months ended December 31, 2007 and 2006, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2007, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $120,000, assuming no change in the volume or composition of debt. On December 31, 2007, the Company had effectively fixed the interest rates at 4.5% on approximately $15.0 million of its long-term debt through the use of interest rate swaps. As of December 31, 2007, the cumulative fair value of the swaps is a liability of approximately $0.2 million and is included in other liabilities.

Tariffs – The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products.

Inflation – Increased operating costs are reflected in product or services pricing with any limitations on price increases determined by the marketplace. The impact of inflation on the Company has not been significant during the past three years because of the relatively low rates of inflation experienced in the United States. Raw material costs, labor costs and interest rates are important components of costs for the Company. Inflation or other pricing pressures could impact any or all of these components, with a possible adverse effect on our profitability especially where increases in these costs exceed price increases on finished products. In recent years, the Company has faced strong inflationary and other pricing pressures with respect to steel, fuel and health care costs, which have been partially mitigated by pricing adjustments.

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

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2007, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this quarterly report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

At the annual meeting of stockholders on December 10, 2007, Proposals 1 and 2 set forth in the Board of Directors’ definitive Proxy Statement dated November 1, 2007 were approved and adopted by the stockholders with the following votes:

Proposal 1 (Election three (3) Class III Directors): Jeffrey T. Bertsch: For 6,101,656, Withheld 108,798, Abstentions and Broker Non-votes 71,381. Lynn J. Davis: For 6,208,355, Withheld 1,918, Abstentions and Broker Non-votes 71,562. Eric S. Rangen: For 6,208,768, Withheld 1,505, Abstentions and Broker Non-votes 71,562. The names of each Director whose term of office as a Director continued after the meeting are as follows: Ronald J. Klosterman, Jeffrey T. Bertsch, Mary C. Bottie, L. Bruce Boylen, Lynn J. Davis, Thomas E. Holloran, James R. Richardson, Patrick M. Crahan, Robert E. Deignan and Eric S. Rangen.

Proposal 2 (Approval of the 2007 Long-Term Management Incentive Compensation Plan): For: 5,259,037, Against: 173,343, Abstentions: 222,791 and Broker Non-votes: 626,664.

Item 6.	Exhibits

10.1	Form of Notification of Award Pursuant to the 2007 Long-Term Management Incentive Compensation Plan.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	February 11, 2008	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer