Form 10-Q
period 2008-03-31
FLEXSTEEL INDUSTRIES INC
filed 2008-04-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2008	6,575,633

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	March 31, 2008	June 30, 2007
CURRENT ASSETS:
Cash and cash equivalents	$3,087,008	$900,326
Investments	1,042,782	976,180
Trade receivables – less allowance for doubtful accounts: March 31, 2008, $1,990,000; June 30, 2007, $2,090,000	40,600,882	56,273,874
Inventories	84,623,719	78,756,985
Deferred income taxes	3,420,000	3,850,000
Other	2,583,921	1,759,045
Total current assets	135,358,312	142,516,410
NON-CURRENT ASSETS:
Property, plant and equipment, net	25,919,618	28,168,244
Deferred income taxes	1,742,187	1,270,000
Other assets	11,746,995	12,209,528
TOTAL	$174,767,112	$184,164,182

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$9,672,054	$13,607,485
Notes payable and current maturities of long-term debt	1,519,845	7,030,059
Accrued liabilities:
Payroll and related items	7,402,324	7,530,083
Insurance	7,362,359	7,615,532
Other	6,053,579	7,394,448
Total current liabilities	32,010,161	43,177,607
LONG-TERM LIABILITIES:
Long-term debt	20,944,500	21,336,352
Deferred compensation	5,397,122	5,535,113
Other	1,318,136	—
Total liabilities	59,669,919	70,049,072

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2008, 6,575,633 shares; outstanding June 30, 2007, 6,570,467 shares	6,575,633	6,570,467
Additional paid-in capital	4,255,996	4,013,456
Retained earnings	103,647,696	102,421,056
Accumulated other comprehensive income	617,868	1,110,131
Total shareholders’ equity	115,097,193	114,115,110
TOTAL	$174,767,112	$184,164,182

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
NET SALES	$98,138,372	$104,071,451	$305,024,720	$311,110,666
COST OF GOODS SOLD	(80,119,291)	(83,593,396)	(245,172,530)	(252,453,428)
GROSS MARGIN	18,019,081	20,478,055	59,852,190	58,657,238
SELLING, GENERAL AND ADMINISTRATIVE	(16,486,183)	(18,277,812)	(52,867,477)	(52,885,603)
GAIN ON SALE OF CAPITAL ASSETS	—	392,685	—	392,685
OPERATING INCOME	1,532,898	2,592,928	6,984,713	6,164,320
OTHER INCOME (EXPENSE):
Interest and other income	108,361	128,356	329,323	459,363
Interest expense	(341,728)	(329,682)	(1,183,678)	(1,110,298)
Total	(233,367)	(201,326)	(854,355)	(650,935)
INCOME BEFORE INCOME TAXES	1,299,531	2,391,602	6,130,358	5,513,385
PROVISION FOR INCOME TAXES	(450,000)	(870,000)	(2,230,000)	(2,020,000)

NET INCOME	$849,531	$1,521,602	$3,900,358	$3,493,385
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,575,633	6,568,251	6,573,454	6,566,396
Diluted	6,615,678	6,586,488	6,612,010	6,578,661
EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.13	$0.23	$0.59	$0.53
Diluted	$0.13	$0.23	$0.59	$0.53
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13	$0.39	$0.39

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$3,900,358	$3,493,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,404,290	3,989,813
Stock-based compensation expense	186,000	274,000
Gain on disposition of capital assets	(43,301)	(473,060)
Deferred income taxes	240,301	(194,670)
Changes in operating assets and liabilities:
Trade receivables	15,672,992	1,178,159
Inventories	(5,866,734)	9,621,638
Other current assets	(385,773)	57,245
Other assets	(29,669)	(306,803)
Accounts payable – trade	(4,088,320)	(1,916,979)
Accrued liabilities	(1,447,946)	1,107,064
Other long-term liabilities	10,000	—
Deferred compensation	(137,991)	130,584
Net cash provided by operating activities	11,414,207	16,960,376

INVESTING ACTIVITIES:
Purchases of investments	(508,145)	(508,817)
Proceeds from sales of investments	619,899	356,266
Proceeds from sale of capital assets	63,022	637,466
Capital expenditures	(998,895)	(10,196,972)
Net cash used in investing activities	(824,119)	(9,712,057)

FINANCING ACTIVITIES:
Repayment of short-term borrowings, net	(5,529,271)	(4,101,446)
Repayment of long-term borrowings	(372,795)	(354,686)
Dividends paid	(2,563,046)	(2,560,361)
Proceeds from issuance of common stock	61,706	64,238
Net cash used in financing activities	(8,403,406)	(6,952,255)

Increase in cash and cash equivalents	2,186,682	296,064
Cash and cash equivalents at beginning of period	900,326	1,985,768
Cash and cash equivalents at end of period	$3,087,008	$2,281,832

SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:

	Nine Months Ended March 31,
	2008	2007
Interest	$1,194,000	$1,110,000
Income taxes	$2,319,000	$2,014,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2008

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference. We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on July 1, 2007 – See Note 7.

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

The Company has one active wholly-owned subsidiary, DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly owned subsidiaries: (1) Desert Dreams, Inc., which owned and leased a commercial building to an unrelated entity until the building was sold in June 2007 and (2) Four Seasons, Inc.

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.3 million and $3.7 million higher at March 31, 2008 and June 30, 2007, respectively, if they had been valued on the FIFO method. At March 31, 2008 and June 30, 2007 the total value of LIFO inventory was $3.5 million and $3.1 million, respectively. A comparison of inventories is as follows (in millions):

	March 31, 2008	June 30, 2007
Raw materials	$15.5	$16.4
Work in process and finished parts	8.2	7.6
Finished goods	60.9	54.8
Total	$84.6	$78.8

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At March 31, 2008, outstanding borrowings consisted of the following (in millions):

Current:
Current maturities of long-term debt	$0.5
Overnight borrowing interest rate at prime minus 1%; unsecured	—
$20.0 million working capital line of credit through June 30, 2008;
interest rate at LIBOR +0.625%; unsecured	1.0

Long-Term:
$20.0 million revolving note; expires September 30, 2012;
interest rate at LIBOR +0.75%; unsecured	20.0
Fixed rate equipment financing note; requiring payments through
December 2010; interest rate at 4.99%; secured by certain
delivery equipment; net of current portion	0.9
Total	$22.4

The Company has credit facilities of $50.2 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The credit agreement provides for a $41.0 million unsecured credit facility and provides the Company with flexibility between long-term and short-term financing. The short-term portion of the credit facility provides working capital financing up to $20.0 million, of which $1.0 million was outstanding at March 31, 2008 with interest selected at the option of the Company at prime (5.25% at March 31, 2008) or LIBOR (2.70% at March 31, 2008) plus 0.625%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0% (4.25%), of which no amount was outstanding at March 31, 2008. The short-term line of credit expires June 30, 2008. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at March 31, 2008, and expires September 30, 2012. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $1.0 million to support letters of credit issued by the Company, of which $40,000 was outstanding at March 31, 2008. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1%. On March 31, 2008, the Company had effectively fixed the interest rates at 4.5% on approximately $15.0 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At March 31, 2008, the Company was in compliance with all financial covenants contained in the credit agreement.

The Company financed the purchase of delivery equipment through a five-year fixed rate note at 4.99%. The note requires payments through December 2010. The delivery equipment purchased with the note proceeds secures the note.

An officer of the Company is a director at one of the banks where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities of $5.2 million and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.2 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. At March 31, 2008, no amount was outstanding on this line of credit.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $15.0 million with a weighted average fixed rate of 4.5% at March 31, 2008. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair values of the swaps was a liability of $0.5 million as of March 31, 2008 and an asset of $0.1 million as of June 30, 2007 and is reflected as other current liabilities and other assets, respectively, on the accompanying consolidated balance sheet. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.

ACCRUED WARRANTY COSTS – The Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance. The following table presents the changes in the Company’s product warranty liability for the nine months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Accrued warranty costs at beginning of period	$1.0	$1.1
Payments made for warranty and related costs	(2.3)	(2.4)
Accrual for product warranty	2.4	2.3
Accrued warranty costs at March 31	$1.1	$1.0

6.

STOCK-BASED COMPENSATION – The Company has three stock-based compensation methods available when determining employee compensation. The Company’s shareholders have approved all stock-based compensation and stock option plans.

(1) Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employees based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded, granted or vested during the nine-months ended March 31, 2008 and 2007. As of March 31, 2008, there were no unvested shares outstanding. There were no shares and 50 shares forfeited in the nine months ended March 31, 2008 and 2007, respectively. At March 31, 2008, 69,407 shares were available for future grants.

(2) 2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee has selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the two-year transition period beginning July 1, 2007 and ending on June 30, 2009 and the three-year performance period beginning July 1, 2007 and ending on June 30, 2010. The Committee has also specified that payouts, if any, for awards earned under the 2007-2009 and 2007-2010 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid. Accordingly, compensation cost is re-measured based on the award’s estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period. Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within liabilities.

The fair value of the equity portion of the award is estimated each period based on the market value of the Company’s common shares reduced by the present value of expected dividends to be paid prior to the service period, discounted using a risk-free interest rate. In the period the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date. Under the plan the number of shares that could be awarded to key executives if the target performance goals are met is 55,542 shares and 88,873 shares if the maximum performance goals are met. No compensation costs were accrued at March 31, 2008. If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million based on the estimated fair values at March 31, 2008. At March 31, 2008, 500,000 shares were available for awards.

(3) Stock Options Plans - The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In December 2007 and 2006, the Company issued options for 120,000 and 135,000 common shares at exercise prices of $12.40 and $12.63 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.2 and $0.3 million during the quarter ended December 31, 2007 and 2006, respectively. The Company also recorded reductions in its income tax expense of $0.1 million related to the issuance of the options in both quarters ended December 31, 2007 and 2006. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2008 and 2007, respectively; dividend yield of 4.2% and 4.1%; expected volatility of 19.5% and 21.6%; risk-free interest rate of 3.3% and 4.5%; and an expected life of 5 and 6 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during fiscal 2008 and 2007 was $1.63 and $1.98, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three months and nine months ended March 31, 2008 and 2007 were not material.

At March 31, 2008, 381,700 shares were available for future grants. The Company does not anticipate that additional options will be granted during fiscal 2008. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2008 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of March 31, 2008, and the changes from June 30, 2006, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2006	661,101	$16.01	$0.1
Granted	135,000	12.63
Exercised	(4,427)	12.60
Canceled	(9,500)	15.60
Outstanding and exercisable at June 30, 2007	782,174	15.45	0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(4,000)	15.69
Outstanding and exercisable at March 31, 2008	894,774	$15.05	$0.3

The following table summarizes information for options outstanding and exercisable at March 31, 2008:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$ 10.30 – 10.75	23,800	3.1	$ 10.57
12.35 – 13.59	301,773	7.9	12.64
14.40 – 16.52	424,806	6.5	15.56
19.21 – 20.27	144,395	5.6	19.33
$ 10.30 – 20.27	894,774	6.7	$ 15.05

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

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.1 million, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings. At the adoption date of July 1, 2007, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million. At March 31, 2008, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$555
Additions based on tax positions related to the current year	32
Balance at March 31, 2008	$587

Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. As of July 1, 2007 and March 31, 2008, we had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2004–2007 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.

LITIGATION – From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. As of March 31, 2008, there are no pending proceedings that would be material to the Company’s business or likely to result in a material adverse effect on its consolidated operating results, financial condition or cash flows.

9.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and nine months ended March 31, 2008 and 2007, net income as reported for each respective period is divided by the following share amounts (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Basic shares outstanding	6,576	6,568	6,573	6,566
Dilutive effect of stock options	40	18	39	13
Diluted shares outstanding	6,616	6,586	6,612	6,579

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares	569	572	569	572

10.	COMPREHENSIVE INCOME – The components of comprehensive income, net of income taxes, for the quarters and nine months ended March 31, 2008 and 2007, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007

Net income	$850	$1,522	$3,900	$3,493
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $ 104, $21, $260 and $113, respectively	(170)	(36)	(409)	(187)
Change in fair value of available-for-sale, securities, net of income taxes of $153, $(21), $54 and $(158), respectively	(250)	33	(83)	258
Total other comprehensive income (loss)	(420)	(3)	(492)	71
Total comprehensive income	$430	$1,519	$3,408	$3,564

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	March 31, 2008	June 30, 2007
Available-for-sale securities	$976	$1059
Interest rate swaps	(314)	95
SFAS No. 158 Transition adjustment (actuarial losses)	(44)	(44)
Total accumulated other comprehensive income	$618	$1,110

11.

ACCOUNTING DEVELOPMENTS – In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, which requires additional disclosure related to derivatives instruments and hedging activities. The provisions of SFAS No. 161 are effective as of July 1, 2008 and the Company is currently evaluating the impact of adoption.

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

Self-insurance programs – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation, the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months and nine months ended March 31, 2008 and 2007. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(81.6)	(80.3)	(80.4)	(81.1)
Gross margin	18.4	19.7	19.6	18.9
Selling, general and administrative	(16.8)	(17.6)	(17.3)	(17.0)
Gain on sale of capital assets	0.0	0.4	0.0	0.1
Operating income	1.6	2.5	2.3	2.0
Other expense, net	(0.2)	(0.2)	(0.3)	(0.2)
Income before income taxes	1.4	2.3	2.0	1.8
Income tax expense	(0.5)	(0.8)	(0.7)	(0.7)
Net income	0.9%	1.5%	1.3%	1.1%

Results of Operations for the Quarter Ended March 31, 2008 vs. 2007

Net sales for the quarter ended March 31, 2008 were $98.1 million compared to the prior year quarter of $104.1 million, a decrease of 5.7%. Residential net sales were $60.9 million for the quarter ended March 31, 2008, compared to $59.5 million in the prior year quarter, an increase of 2.5%. Recreational vehicle net sales were $14.0 million for the quarter ended March 31, 2008, compared to $17.6 million in the prior year quarter, a decrease of 20.6%. The decline in recreational vehicle net sales was due primarily to a weaker wholesale market environment. Commercial net sales were $23.2 million for the quarter ended March 31, 2008, compared to $27.0 million in the prior year quarter, a decrease of 14.0%.

Gross margin for the quarter ended March 31, 2008 was 18.4% compared to 19.7% in the prior year quarter. The gross margin percentage decrease is primarily due to an approximate $1.3 million aggregated impact related to increases in raw material costs, fuel related transportation costs and under absorption of fixed manufacturing costs on the lower sales volume in the current quarter.

Selling, general and administrative (“SG&A”) expenses were 16.8% and 17.6% of net sales for the quarters ended March 31, 2008 and 2007, respectively. This decrease in SG&A expenses for the current quarter compared to the prior year quarter is primarily due to lower performance based compensation accruals.

The quarter ended March 31, 2007 includes a $0.4 million gain on the sale of land.

Operating income for the current quarter was $1.5 million compared to $2.6 million in the prior year quarter reflecting the aforementioned factors.

The effective tax rate was 34.6% and 36.4% in the current and prior year fiscal quarters, respectively. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $0.8 million or $0.13 per share, compared to the prior year quarter of $1.5 million or $0.23 per share. The prior year quarter included an after tax gain of $0.3 million or $0.04 per share from the sale of land.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2008 vs. 2007

Net sales for the nine months ended March 31, 2008 were $305.0 million compared to $311.1 million in the prior year nine months, a decrease of 2.0%. Residential net sales were $191.1 million for the nine months ended March 31, 2008, compared to $188.2 million in the prior year nine months, an increase of 1.6%. Recreational vehicle net sales were $44.5 million for the nine months ended March 31, 2008, compared to $48.4 million in the prior year nine months, a decrease of 8.0%. The decline in recreational vehicle net sales was due primarily to a weaker wholesale market environment. Commercial net sales were $69.3 million for the nine months ended March 31, 2008, compared to $74.5 million in the prior year quarter, a decrease of 6.9%.

Gross margin increased $1.2 million to $59.9 million or 19.6% of net sales in the current period from $58.7 million or 18.9% of net sales in the prior year period. A portion of the gross margin improvements realized during the first half of the current fiscal year have been offset by the aforementioned cost increases experienced in our third fiscal quarter. The Company is committed to adjusting its selling prices to reflect the additional costs that it has experienced, however, there will be a time lag in realization of results.

SG&A expenses were 17.3% and 17.0% of net sales for the current and prior nine-month periods, respectively. The percentage increase in SG&A expenses for the current nine-month period in comparison to the prior year nine-month period was primarily a result of a change in revenue on a period over period basis.

The nine months ended March 31, 2007 includes a $0.4 million gain on the sale of land.

Operating income for the nine months ended March 31, 2008 is $7.0 million compared to $6.2 million in the prior year nine-month period reflecting the aforementioned factors.

The effective income tax rate was 36.4% and 36.6% in the current and prior nine-month periods, respectively. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in net income of $3.9 million or $0.59 per share for the nine months ended March 31, 2008 compared to $3.5 million or $0.53 per share in the prior year period, an increase of $0.4 million or $0.06 per share from the prior year nine-month period. The prior year period included an after tax gain of $0.3 million or $0.04 per share from the sale of land.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working Capital:

Working capital (current assets less current liabilities) at March 31, 2008 was $103.3 million. Significant changes in working capital from June 30, 2007 to March 31, 2008 included decreased accounts receivable of $15.7 million, increased inventory of $5.9 million and decreased accounts payable of $3.9 million. The decrease in receivables is related to lower shipment volume and improved collections, as well as the timing of shipments to customers and the related payment terms. The increase in inventory is due primarily to the timing of purchases of finished goods to meet our forecasted customer requirements and new product introductions. The decrease in accounts payable is due to the timing of inventory purchases from suppliers, the related payment terms and the timing of payments.

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

Operating Activities:

Net cash provided by operating activities was $11.4 million for the nine months ended March 31, 2008. Cash from operating activities was used to reduce borrowing by $5.9 million, pay dividends of $2.6 million, increase cash on hand by $2.2 million and purchase capital assets of $1.0 million. Depreciation and amortization expense was $3.4 million and $4.0 million for the nine-month periods ended March 31, 2008 and 2007, respectively.

Investing Activities:

Capital expenditures, primarily manufacturing equipment, were $1.0 million for the nine-month period ended March 31, 2008. The Company expects that capital expenditures will be less than $1.0 million for the remainder of fiscal year 2008.

Financing Activities:

Net cash used in financing activities was $8.4 million during the quarter ended March 31, 2008. Net cash used by financing activities was $7.0 million during the nine months ended March 31, 2007. Short-term borrowings decreased by $5.5 million in the quarter ended March 31, 2008 primarily due to the decrease in accounts receivable. During the nine months ended March 31, 2007, short-term borrowings decreased $4.1 million to meet cash requirements related to decreases in inventory.

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

Outlook

Consumers in the United States are paying higher amounts for food. Fuel prices are increasing almost on a daily basis. The unemployment level has increased and in many cases homes have declined in value. Current events on a national level, including the mortgage credit crisis and the upcoming presidential election, contribute to uncertainty for consumers, as well. International events, such as the war in Iraq, also give consumers pause. As a result, consumer confidence continues to decline. These events are creating a very challenging business climate for the products that we sell.

In the face of these challenges, the order rate for our residential products has declined during our third fiscal quarter. We anticipate that our fourth fiscal quarter shipments will be lower than the prior year quarter due to lower order backlogs and declining order rates. Consumer demand for recreational vehicles continues to be weak, creating lower order and production levels by most of the Original Equipment Manufacturers that we provide product to, and as a result the demand for our products is lower than in the prior year. We expect that this reduced demand for residential and recreational vehicle products will continue through the balance of calendar year 2008. Orders and shipments of our commercial office and hospitality products have slowed along with the overall commercial market from the relatively high levels experienced in the prior year. We expect shipments to be lower than the prior year through the balance of the fiscal year.

The Company continues to focus on the processes that it can control regardless of the level of consumer confidence and national and international macroeconomic circumstances that we face. We will continue to review our allocation of capital resources in relation to business conditions and to explore cost control opportunities in all facets of our business. The Company believes it has the necessary inventories, product offerings and marketing strategies in place to take advantage of opportunities for expansion of market share, especially for our residential products. We believe that consumers will continue to value a broad selection of designs, as well as a wide range of fabrics and leathers. Based on this, the Company anticipates continuing its strategy of providing furniture from a wide selection of domestically manufactured and imported products.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon such events or changes in circumstances, there could be a write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At March 31, 2008, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During the nine-months ended March 31, 2008 and 2007, the Company did not have sales, purchases, or other expenses denominated in foreign currencies, nor did it have any material active subsidiaries located in foreign countries. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2008, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $60,000, assuming no change in the volume or composition of debt. On March 31, 2008, the Company had effectively fixed the interest rates at 4.5% on approximately $15.0 million of its long-term debt through the use of interest rate swaps and fixed the interest rate on an additional $1.5 million through fixed rate equipment financing. The estimated earnings reduction takes the interest rate swaps and fixed interest financing into account. As of March 31, 2008, the cumulative fair value of the swaps is a liability of approximately $0.5 million and is included in other liabilities.

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

(b)   Changes in internal control over financial reporting. During the quarter ended March 31, 2008, there were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	April 22, 2008	By:	/s/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer & Principal Financial Officer