Form 10-K
period 2008-06-30
FLEXSTEEL INDUSTRIES INC
filed 2008-09-15
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                   to

Commission file number 0-5151

_______________________________________________

FLEXSTEEL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Minnesota	42-0442319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3400 Jackson Street, Dubuque, Iowa	52004-0877
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(563) 556-7730

_______________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 29, 2007 (which was the last business day of the registrant’s most recently completed second quarter) was $49,984,743.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 6,575,633 Common Shares ($1 par value) as of September 9, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2008 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

EXPLANATORY NOTE

As discussed in Note 19 to the accompanying Consolidated Financial Statements in this Annual Report on Form 10-K, Flexsteel Industries, Inc. and Subsidiaries, (the “Company”) has restated the consolidated financial statements for the fiscal years ended June 30, 2007 and 2006 and the condensed consolidated financial statements for the quarters in the previously mentioned fiscal years and for the quarters ended March 31, 2008, December 31, 2007 and September 30, 2007. This Form 10-K also reflects the effects of the restatements within “Selected Financial Data” in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7 and “Controls and Procedures” in Item 9A.

Background of Restatement

During the 2008 fiscal year-end closing process the Company identified unsupported reconciling amounts that reduced the accounts payable balances at a material consolidated subsidiary. After completing analysis of these unsupported reconciling amounts, it was determined that they principally related to the historical accounting at the subsidiary for the capitalization of inventory costs and the clearing of accruals from accounts payable relating to transactions occurring in fiscal years 2004 and 2005. The historical subsidiary inventory standard costing system, established prior to the warehousing of inventory in China, did not appropriately differentiate the costing of inventory balances warehoused in China versus the United States. The warehoused inventories in China inappropriately included freight-in costs for shipments to the United States that had not been incurred. During fiscal year 2006, the Company modified the subsidiary’s inventory costing process which rectified the costing error in inventory on a prospective basis but resulted in the reclassification of the historical error in inventory freight costs as a reduction to accounts payable with the erroneous belief that the reduction to accounts payable would offset future freight invoices. As a result of this error, the $2.287 million reduction within accounts payable remained until identified during the fiscal year 2008 closing process.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, pontoon, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives to furniture dealers, department stores, recreational vehicle manufacturers, catalogs and hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly-owned subsidiaries: (1) Desert Dreams, Inc., which owned and leased a commercial building to an unrelated entity until it was sold in June, 2007 and (2) Four Seasons, Inc.

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

The Company’s furniture products have three primary areas of application – residential, recreational vehicle and commercial. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006
Residential	$258,084	$259,710	$267,714

Recreational Vehicle	56,090	66,165	71,981

Commercial	91,481	99,525	86,713

	$405,655	$425,400	$426,408

Manufacturing and Offshore Sourcing

There has been a significant change in recent years in the manner by which we acquire products to be introduced to the market. We have traditionally been a furniture manufacturer, however our blended strategy now combines offshore sourcing of finished and component parts with our manufactured finished products and component parts.

We operate manufacturing facilities that are located in Arkansas, California, Georgia, Indiana, Iowa, Mississippi, and Pennsylvania. These manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our production includes the use of selected offshore component parts to enhance our product quality and value in the marketplace.

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

Competition

The furniture industry is highly competitive and includes a large number of domestic and foreign manufacturers, none of which dominates the market. The competition has significantly increased from foreign manufacturers, in countries such as China, which have lower production costs. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources compared to us. Our products compete based on style, quality, price, delivery, service and durability. We believe that our manufacturing capabilities and facility locations, our commitment to our customers, our product quality and value and experienced production, marketing and management teams, now aided by offshore sourced finished product, are our competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company makes minimal export sales. At June 30, 2008, the Company had approximately 100 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2008	June 30, 2007	June 30, 2006
$ 45,700	$ 50,900	$ 50,600

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

Environmental Matters

The Company is subject to environmental laws and regulations with respect to product content and industrial waste. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Trademarks, Patents and Licenses

The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds and various other recreational vehicle seating products. The Company owns certain trademarks in connection with its furniture products, which trademarks are due to expire on dates ranging from 2008 to 2023. The Company does not consider its trademarks, patents and licenses material to its business.

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

Fiscal Year Ended June 30,	Expenditures
2008	$3,130
2007	$3,270
2006	$2,990

Employees

The Company had approximately 2,000 employees as of June 30, 2008 including approximately 600 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

Website and Available Information

Our website is located at www.flexsteel.com. Information on the website does not constitute part of this Annual Report on Form 10-K.

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), other SEC reports filed or furnished and our Guidelines for Business Conduct are available, without charge on the Company’s website at www.flexsteel.com or by writing to the Office of the Secretary, Flexsteel Industries, Inc., P. O. Box 877, Dubuque, IA 52004-0877.

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

Economic downturns could affect consumer-spending habits by decreasing the overall demand for home furnishings, recreational vehicles and commercial products and adversely affect our business. Interest rates, consumer confidence, fuel costs, housing starts, and geopolitical factors that affect many other businesses are particularly significant to us because our products are consumer goods.

If we experience fluctuations in the price, availability and quality of raw materials, this could cause manufacturing delays, adversely affect our ability to provide goods to our customers and increase our costs, any of which could decrease our sales and earnings.

We use various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for all of our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We have no long-term supply contracts with our suppliers. Unfavorable fluctuations in the price, quality and availability of these raw materials could negatively affect our ability to meet demands of our customers. The inability to meet our customers' demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures.

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

At times it is necessary we discontinue certain relationships with customers (retailers, O.E.M. manufacturers and others) who do not meet our growth, credit or profitability standards. Until realignment is established, there can be a decrease in near-term sales and earnings. We continually review relationships with our customers and future realignments are possible based upon such ongoing reviews.

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

We may become subject to litigation or other contingent liabilities, downgrades in our credit ratings, or potential additional cash and noncash charges because of our error corrections in our Consolidated Financial Statements which could have a material adverse effect on the Company.

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 19 “Error Corrections” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K, we identified certain errors in the reconciliation of accounts payable at June 30, 2008. As a result of these errors, we restated, in this Annual Report on Form 10-K, certain of our previously filed financial statements. We could be subject to litigation or other contingent liabilities, and credit rating downgrades, or cash or non-cash charges due to these errors, any or all of which could have a material adverse effect on us.

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

We employ approximately 2,000 people, 30% of whom are covered by union contracts. Where a significant portion of our workers are unionized, our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. We are committed to working with those groups to resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.

We may have material weaknesses in our internal control over financial reporting and the existence of material weaknesses, if any, may have an adverse impact on our stock price.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluations of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our internal control over financial reporting, however, is designed to provide reasonable assurance that the objectives of internal control over financial reporting are met. The existence of material weaknesses in our internal control over financial reporting may have an adverse impact on our stock price.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities as of June 30, 2008:

Location	Approximate Size (square feet)	Principal Operations
Dubuque, Iowa	853,000	Warehouse – Recreational Vehicle – Metal Working and Corporate Offices
Lancaster, Pennsylvania *	216,000	Upholstered Furniture
Riverside, California	305,000	Upholstered Furniture – Recreational Vehicle – Warehouse and Distribution
Dublin, Georgia	300,000	Upholstered Furniture
Harrison, Arkansas	221,000	Upholstered Furniture – Woodworking
Starkville, Mississippi	349,000	Upholstered Furniture – Woodworking
New Paris, Indiana *	168,000	Recreational Vehicle – Metal Working
Huntingburg, Indiana	691,000	Case Goods Production and Assembly – Woodworking – Warehouse
Ferdinand, Indiana	32,000	Woodworking

* See Note 18 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company leases the following facilities as of June 30, 2008:

Location	Approximate Size (square feet)	Principal Operations
Vancouver, Washington	16,000	Warehouse and Distribution
Louisville, Kentucky	15,000	Administrative Offices
Ferdinand, Indiana	158,000	Warehouse and Distribution
Jasper, Indiana	27,000	Warehouse and Distribution
Shenzhen, China	2,000	Office
Bangkok, Thailand	1,900	Office

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

During the quarter ended June 30, 2008 no matter was submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share Investment Performance

The following graph is based upon the SIC Code #251 Household Furniture Index as a peer group. It shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock; (2) The NASDAQ Global Market; and (3) an industry peer group of the following: Bassett Furniture Ind., Chromcraft Revington Inc., Ethan Allen Interiors, Furniture Brands Intl., Hooker Furniture Corp., Interface Inc., Kimball International, Natuzzi S.P.A., La-Z-Boy Inc., and Stanley Furniture Inc.

	2003	2004	2005	2006	2007	2008
Flexsteel	100.00	146.06	91.75	86.56	100.25	81.05
Peer Group	100.00	106.94	96.27	105.22	100.73	71.11
NASDAQ	100.00	126.19	126.75	133.85	160.42	141.30

The NASDAQ Global Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share
	Fiscal 2008		Fiscal 2007
	High	Low	High	Low	Fiscal 2008	Fiscal 2007
First Quarter	$14.75	$12.92	$13.59	$12.02	$0.13	$0.13
Second Quarter	14.86	11.60	13.26	11.55	0.13	0.13
Third Quarter	14.50	11.00	15.47	12.51	0.13	0.13
Fourth Quarter	13.98	11.01	15.94	12.71	0.13	0.13

* Reflects the market price as reported on The NASDAQ Global Market.

The Company estimates there were approximately 1,900 holders of common stock of the Company as of June 30, 2008.

There were no repurchases of the Company’s common stock during the quarter ended June 30, 2008.

Item 6.	Selected Financial Data

The selected financial data presented below should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected consolidated statement of operations data of the Company is derived from the Company’s consolidated financial statements.

Five-Year Review

(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,
	2008		2007		2006		2005		2004 (6)
SUMMARY OF OPERATIONS
Net sales	$405,655		$425,400		$426,408		$410,023		$401,222
Cost of goods sold	327,165		344,177		345,068		334,978	(1)	318,526	(1)
Operating income	7,596		14,699		8,561		7,258	(1)	16,123	(1)
Interest and other income	469		1,277		775		628		977
Interest expense	1,468		1,491		1,557		990		839
Income before income taxes	6,596		14,484		7,778		6,896	(1)	16,261	(1)
Provision for income taxes (5)	2,360		5,150		3,060		1,990	(1)	6,430	(1)
Net income (2) (3) (4) (5)	4,236		9,334		4,718		4,906	(1)	9,831	(1)
Earnings per common share: (2) (3) (4) (5)
Basic	0.64		1.42		0.72		0.75	(1)	1.53	(1)
Diluted	0.64		1.42		0.72		0.74	(1)	1.51	(1)
Cash dividends declared per common share	$0.52		$0.52		$0.52		$0.52		$0.52
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	6,574		6,568		6,558		6,531		6,440
Diluted	6,611		6,583		6,577		6,601		6,530
CONSOLIDATED BALANCE SHEET DATA
Total assets	$179,906		$185,014	(1)	$184,176	(1)	$165,221	(1)	$169,220	(1)
Property, plant and equipment, net	26,372		28,168		24,158		26,141		30,327
Capital expenditures	1,228		10,839		3,411		3,347		6,030
Long-term debt	20,811		21,336		21,846		12,800		17,583
Working capital (current assets less current liabilities)	100,920		97,902	(1)	95,551	(1)	83,952		83,054	(1)
Shareholders’ equity	$112,752		$112,679	(1)	$106,066	(1)	$103,361	(1)	$101,313	(1)
SELECTED RATIOS
Net income as percent of sales	1.0%		2.2%		1.1%		1.2	%(1)	2.5	%(1)
Current ratio	3.5 to	1	3.2 to	1(1)	2.9 to	1(1)	3.0 to	1(1)	2.9 to	1(1)
Return on ending shareholders’ equity	3.8%		8.3	%(1)	4.5	%(1)	4.8	%(1)	9.7	%(1)
Return on beginning shareholders’ equity	3.8%		8.8	%(1)	4.6	%(1)	4.8	%(1)	10.5	%(1)
Average number of employees	2,140		2,290		2,400		2,460		2,610

(1)

Indicates an item that has been restated as described in Note 19 to the Consolidated Financial Statements or recalculated to reflect the restatement based on information provided in Note 19 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)

Fiscal 2007 net income and per share amounts reflect the net gain (after tax) on sale of building of approximately $2.5 million or $0.37 per share, the gain on life insurance of $0.6 million or $0.08 per share and the net gain (after tax) on the sale of vacant land of approximately $0.2 million or $0.04 per share.

(3)

Fiscal 2008, 2007 and 2006 net income and per share amounts reflect the recording of stock-based compensation expense, as required by Statement of Financial Accounting Standard No. 123 (Revised), of $0.1 million, $0.2 million and $0.4 million (after tax), respectively, or $0.02 per share, $0.04 per share and $0.06 per share, respectively.

(4)	Fiscal 2005 net income and per share amounts reflect a net gain (after tax) on the sale of facilities of approximately $0.5 million or $0.08 per share.
(5)

During Fiscal 2005, an examination by the Internal Revenue Service of the Company’s federal income tax returns for the fiscal years ended June 30, 2004 and 2005 was completed. Due to the favorable settlement results, the Company reduced its estimate of accrued tax liabilities by $0.7 million. The decrease resulted in an income tax rate of 30.6% for the fiscal year ended June 30, 2005.

(6)	The Company acquired DMI Furniture, Inc. (“DMI”) in a business combination accounted for as a purchase on September 17, 2003. The amounts herein include the operations of DMI since that date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All of the financial information presented in this Item 7 has been revised to reflect the impact of the restatement of the Company’s Consolidated Financial Statements, which is more fully described in Note 19, “Error Corrections” of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. The cumulative impact of the unreconciled accounts payable was an increase to accounts payable of $2.3 million, an increase to deferred income taxes-current of $0.9 million and a reduction to Shareholder’s Equity of $1.4 million, as of July 1, 2005.

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

Inventories – the Company values inventory at the lower of cost or market. A large portion of our finished goods inventory is made to order and many of our raw material parts are interchangeable between products. Historically inventory write-downs to market have been in fabric, wood frame and trim, and sourced products purchased for inventory. Management assesses the inventory on hand versus estimated future usage and estimated selling prices and if necessary writes down the obsolete or excess inventory to market. Although, we believe that inventory valuations are reasonable, unexpected changes in sales volume due to economic or competitive conditions may impact inventory valuations. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Changes in the market conditions could require a write down of inventory.

Self-insurance programs – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation. Losses are accrued based upon the Company’s estimates of the aggregate liability of claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The actual claims experience could differ from the estimates made by the Company based on actual experience.

Income taxes – the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. We make judgments regarding the potential tax effects of various transactions including a liability for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 (“FIN 48”).

Revenue recognition – is upon delivery of product to our customer and when collectibility is reasonably assured. Delivery of product to our customer is evidenced through the shipping terms indicating when title and risk of loss is transferred. Our ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to our customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s Consolidated Financial Statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2008, 2007 and 2006. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(80.7)	(80.9)	(80.9)
Gross margin	19.3	19.1	19.1
Selling, general and administrative	(17.5)	(16.7)	(17.1)
Gain on sale of land and building	—	1.0	—
Operating income	1.8	3.4	2.0
Other expense, net	(0.2)	0.0	(0.2)
Income before income taxes	1.6	3.4	1.8
Provision for income taxes	(0.6)	(1.2)	(0.7)
Net income	1.0%	2.2%	1.1%

Fiscal 2008 Compared to Fiscal 2007

Net sales for the fiscal year ended June 30, 2008 were $405.7 million compared to $425.4 million in the prior fiscal year, a decrease of 4.6%. Residential net sales were $258.1 million compared to $259.7 million in the fiscal year ended June 30, 2007, a decrease of 0.6%. Commercial net sales were $91.5 million for the fiscal year ended June 30, 2008, a decrease of 8.1% from the fiscal year ended June 30, 2007. Recreational vehicle net sales were $56.1 million for the fiscal year ended June 30, 2008, a decrease of 15.2% from the fiscal year ended June 30, 2007. The fiscal year decline in all net sales categories is due to a generally soft market environment.

Net income for the fiscal year ended June 30, 2008 was $4.2 million or $0.64 per share compared to $9.3 million or $1.42 per share in the fiscal year ended June 30, 2007. Results for the fiscal year ended June 30, 2007 were favorably impacted by three significant non-recurring events. The Company sold a commercial property, which resulted in a pre-tax gain of approximately $4.0 million, or $0.37 per share after tax. The Company recognized a pre-tax gain on the sale of vacant land of approximately $0.4 million or $0.04 per share after tax. These gains are reported as “Gain on sale of capital assets” in the Consolidated Statements of Income. The Company also realized a non-taxable gain on life insurance of $0.6 million, or $0.08 per share. This gain is included in “Interest and other income” in the Consolidated Statements of Income.

Gross margin for the fiscal years ended June 30, 2008 and 2007 was 19.3% and 19.1%, respectively.

Selling, general and administrative expenses were 17.5 % and 16.7% of net sales for the fiscal years ended June 30, 2008 and 2007, respectively. The percentage increase in selling, general and administrative costs compared to the prior fiscal year is due primarily to higher marketing and sales support expenses and higher bad debt expense of $1.1 million on reduced revenues on a year over year basis.

The effective income tax rate for the fiscal year ended June 30, 2008 was 35.8%, reflecting lower net income compared to the prior year. The effective income tax rate was 35.6% for the fiscal year ended June 30, 2007. The 2007 rate was reduced by approximately 1.4% due to the non-taxable life insurance gain.

The above factors resulted in net income for the fiscal year ended June 30, 2008 of $4.2 million or $0.64 per share compared to $9.3 million or $1.42 per share for the fiscal year ended June 30, 2007.

All earnings per share amounts are on a diluted basis.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $8.7 million in fiscal year 2008 compared to $10.3 million in fiscal year 2007. Significant working capital changes from June 30, 2007 to June 30, 2008 included: decreased accounts receivables of $12.5 million, increased inventory levels of $7.0 million and decreased accounts payable of $1.3 million.  The decrease in receivables is related to timing of shipments and related payment terms, collection efforts and lower net sales.  The increase in inventory is due primarily to timing of inventory purchases to meet our forecasted customer demands especially sourced products where there are longer lead times for international shipments.  The decrease in accounts payable is due to the timing of payments.  The Company expects that due to the nature of our operations that there will continue to be significant fluctuations in inventory levels, the related accounts payable, and cash flows from operations due to the following: we purchase a significant amount of inventory in large orders from overseas suppliers with significant lead times and depending on the timing of those large orders inventory levels can be significantly impacted, we have various large customers that purchase significant quantities of inventory at a time and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Net cash used in investing activities was $1.0 million in fiscal year 2008 compared to $5.1 million in fiscal year 2007. The significant change in investing activities is related to the large amount of capital expenditures made in 2007 somewhat offset by a sale of land and commercial property.  Capital expenditures were $1.2 million, $10.8 million and $3.4 million (of which $2.6 million was a non-cash purchase of equipment by assumption of a note payable) in fiscal years 2008, 2007 and 2006, respectively. Fiscal 2008 expenditures were primarily for manufacturing equipment. Depreciation and amortization expense was $4.4 million and $5.3 million for the fiscal years ended June 30, 2008 and 2007, respectively. The Company expects that capital expenditures will be approximately $3.0 million in fiscal year 2009. The significant fiscal year 2007 capital expenditure cash outflows were offset by a significant sale of commercial property resulting in total cash proceeds of $5.5 million and a sale of vacant land of approximately $0.4 million.  The commercial property was previously leased to a non-related third party and used as retail space.  Neither the sale of the commercial property or vacant land is expected to significantly impact future operations.

Net cash used in financing activities was $5.8 million in fiscal year 2008 compared to $6.3 million in fiscal year 2007.  For fiscal years 2008 and 2007, repayment of debt and the payment of dividends were the primary financing activities utilizing cash. For fiscal year 2006, borrowings were used to pay for the expansion of inventory programs and accounts receivable and the payment of dividends. Cash dividends were $3.4 million in 2008 and in 2007.

Management believes that the Company has adequate cash, cash equivalents, and credit arrangements to meet its operating and capital requirements for fiscal year 2009. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, the ability to pay quarterly dividends to its shareholders, and ensures that productive capital assets that enhance safety and improve operations are purchased as needed.

The following table summarizes the Company’s contractual obligations at June 30, 2008 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-term debt obligations	$25,954	$5,143	$811	$20,000	$—
Interest on long-term debt obligations	3,252	1,030	2,060	162	—
Operating lease obligations	6,244	2,601	3,359	284	—
Total contractual cash obligations	$35,450	$8,774	$6,230	$20,446	$—

Contractual obligations associated with the Company’s deferred compensation plans were excluded from the table above as the Company cannot predict when the events that trigger payment will occur. Total accumulated deferred compensation liabilities were $5.3 million at June 30, 2008. At June 30, 2008 the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the FIN 48 reserve from the above table as the timing of any payments cannot be reasonably estimated.

Financing Arrangements

See Note 7 to the Consolidated Financial Statements on page 28 of this Annual Report on Form 10-K.

Outlook

The fiscal year ended June 30, 2008 began well with the first two quarters showing improved earnings over fiscal year 2007 on only slightly lower net sales. Beginning in the third fiscal quarter net sales dropped more rapidly, and although net earnings were only about 55% of the prior year quarterly amount, our net income for the nine-months was still ahead of the prior year nine-month total. The fourth quarter 12% decrease in net sales hampered the ability to absorb fixed costs and that, combined with additional bad debt and selling expenses, contributed negatively to fiscal year 2008 results. Normally, at least one of the markets in which we sell products is doing well. However, residential net sales were off 1%, commercial net sales were down 8%, and recreational vehicle seating net sales were down 15%. We do not believe that we are losing market share in these categories.

The U.S. economy, where most of our products are sold, has been greatly impacted by the credit crisis in the home mortgage sector, a fall in the value of the U.S. dollar versus most other major currencies, volatile high-cost fuel, increasing food prices and a changing political landscape. These factors have contributed to the lowest consumer confidence levels since 1981.

We have been negatively impacted by price increases in the raw materials and component parts, such as steel, poly foam and fabrics, as well as increases in the cost to transport those materials to our manufacturing facilities and products to our customers. Our overseas manufacturers have also increased prices and the cost to transport those products to the U.S. has increased with the price of fuel. We see no near term improvement in macro-economic operating conditions.

This year Flexsteel Industries, Inc. will complete it’s 115th year doing business in the furniture industry. While we have seen challenging business conditions before, they are never comfortable or reassuring to our shareholders. In response to these challenges, we have:

•	implemented price increases to offset cost increases where possible,
•

commenced the closing of two manufacturing operations, Lancaster, PA and New Paris, IN, to more closely match our manufacturing capacity with our expected demand for residential and recreational vehicle seating products and we anticipate annual pre-tax savings in the range of $3.5 million to $4.0 million from this manufacturing consolidation,

•	focused attention on our credit risk exposure,
•	maintained a close relationship with our customers to offer products and services they need to operate effectively and profitability, and
•	continued to focus on profitability and cash flow over top line growth to maintain a strong balance sheet.

While we expect that current business conditions will persist for most, if not all, of fiscal year 2009, we remain optimistic that our strategy of a wide range of quality product offerings and price points to the residential, recreational vehicle and commercial markets combined with our conservative approach to business will be rewarded over the longer-term.

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

Impairment of long-lived assets – Accounting rules require that long-lived assets be evaluated for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. We have substantial long-lived assets, consisting mainly of property, plant and equipment, which based upon such events or changes in circumstances, there could be a write-down of all or a portion of these assets and a corresponding reduction in our earnings and net worth. At June 30, 2008, no impairment of long-lived assets has been identified.

Foreign Currency Risk – During fiscal years 2008, 2007 and 2006, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2008, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $150,000, assuming no change in the volume or composition of debt. As of June 30, 2008, the Company has effectively fixed the interest rates at 4.5% on approximately $15.0 million of its long-term debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. On July 31, 2008, a $5.0 million swap matured. As of the date of this Annual Report on Form 10-K, the Company has effectively fixed its interest rate at 5.0% on approximately $10.0 million of it long-term debt through the use of interest rate swaps. As of June 30, 2008, the fair value of these swaps is a liability of approximately $0.3 million and is included in other liabilities. As of June 30, 2007, the fair value of these swaps were an asset of approximately $0.1 million and was included in other assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Minneapolis, Minnnesota

September 10, 2008

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	JUNE 30,
ASSETS	2008	2007 (As Restated)

CURRENT ASSETS:
Cash and cash equivalents	$2,841,323	$900,326
Investments	1,160,066	976,180
Trade receivables – less allowance for doubtful accounts: 2008, $2,110,000; 2007, $2,090,000	43,783,224	56,273,874
Inventories	85,791,400	78,756,985
Deferred income taxes	4,210,000	4,700,000
Other	2,853,634	1,759,045
Total current assets	140,639,647	143,366,410
NONCURRENT ASSETS:
Property, plant and equipment, net	26,372,392	28,168,244
Deferred income taxes	1,392,187	1,270,000
Other assets	11,501,992	12,209,528
TOTAL	$179,906,218	$185,014,182

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$14,580,275	$15,893,964
Notes payable and current maturities on long-term debt	5,142,945	7,030,059
Accrued liabilities:
Payroll and related items	6,759,941	7,530,083
Insurance	7,176,799	7,615,532
Other	6,059,575	7,394,448
Total current liabilities	39,719,535	45,464,086
LONG-TERM LIABILITIES:
Long-term debt	20,810,597	21,336,352
Deferred compensation	5,343,545	5,535,113
Other liabilities	1,280,154	—
Total liabilities	67,153,831	72,335,551

COMMITMENTS AND CONTINGENCIES (Note 14)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 2008, 6,575,633 shares; 2007, 6,570,467 shares	6,575,633	6,570,467
Additional paid-in capital	4,255,996	4,013,456
Retained earnings	101,692,431	100,984,577
Accumulated other comprehensive income	228,327	1,110,131
Total shareholders’ equity	112,752,387	112,678,631
TOTAL	$179,906,218	$185,014,182

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006

NET SALES	$405,654,829	$425,399,951	$426,407,585
COST OF GOODS SOLD	(327,165,396)	(344,176,763)	(345,068,305)
GROSS MARGIN	78,489,433	81,223,188	81,339,280
SELLING, GENERAL AND ADMINISTRATIVE	(70,893,485)	(70,895,260)	(72,778,577)
GAIN ON SALE OF CAPITAL ASSETS	—	4,370,712	—
OPERATING INCOME	7,595,948	14,698,640	8,560,703
OTHER INCOME (EXPENSE):
Interest and other income	468,933	1,276,857	774,783
Interest expense	(1,468,476)	(1,491,510)	(1,557,303)
Total	(999,543)	(214,653)	(782,520)
INCOME BEFORE INCOME TAXES	6,596,405	14,483,987	7,778,183
PROVISION FOR INCOME TAXES	(2,360,000)	(5,150,000)	(3,060,000)
NET INCOME	$4,236,405	$9,333,987	$4,718,183

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,573,999	6,567,522	6,558,440
Diluted	6,611,136	6,582,558	6,577,278

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.64	$1.42	$0.72
Diluted	$0.64	$1.42	$0.72

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.52	$0.52	$0.52

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance at June 30, 2005 (as previously reported)	$6,541,436	$2,954,398	$95,196,022	$105,864	$104,797,720
Restatement adjustment (see Note 19)	—	—	(1,436,479)	—	(1,436,479)
Balance at July 1, 2005 (as restated)	6,541,436	2,954,398	93,759,543	105,864	103,361,241
Issuance of common stock:
Stock options exercised, net	2,000	20,500	—	—	22,500
401(k) plan and management incentive shares	20,314	268,254	—	—	288,568
Unrealized loss on available for sale investments, net of tax	—	—	—	(221)	(221)
Stock-based compensation	—	427,000	—	—	427,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	116,910	116,910
Minimum pension liability adjustment, net of tax	—	—	—	543,559	543,559
Cash dividends declared	—	—	(3,411,894)	—	(3,411,894)
Net income	—	—	4,718,183	—	4,718,183
Balance at June 30, 2006 (as restated)	6,563,750	3,670,152	95,065,832	766,112	106,065,846
Issuance of common stock:
Stock options exercised, net	1,566	10,891	—	—	12,457
401(k) plan	5,151	58,413	—	—	63,564
Unrealized gain on available for sale investments, net of tax	—	—	—	301,611	301,611
Stock-based compensation	—	274,000	—	—	274,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	(168,137)	(168,137)
SFAS No. 87 minimum pension liability	—	—	—	254,638	254,638
SFAS No. 158 transition adjustment	—	—	—	(44,093)	(44,093)
Cash dividends declared	—	—	(3,415,242)	—	(3,415,242)
Net income	—	—	9,333,987	—	9,333,987
Balance at June 30, 2007 (as restated)	6,570,467	4,013,456	100,984,577	1,110,131	112,678,631
Adoption of FIN 48			(110,000)		(110,000)
Issuance of common stock:
Stock options exercised, net	1,642	13,314	—	—	14,956
401(k) plan shares	3,524	43,226	—	—	46,750
Unrealized loss on available for sale investments, net of tax	—	—	—	(84,342)	(84,342)
Stock-based compensation	—	186,000	—	—	186,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	(273,062)	(273,062)
Minimum pension liability, net of tax	—	—	—	(524,400)	(524,400)
Cash dividends declared	—	—	(3,418,551)	—	(3,418,551)
Net income	—	—	4,236,405	—	4,236,405
Balance at June 30, 2008	$6,575,633	$4,255,996	$101,692,431	$228,327	$112,752,387

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006 (As Restated)
OPERATING ACTIVITIES:
Net income	$4,236,405	$9,333,987	$4,718,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,437,903	5,270,651	5,485,884
Deferred income taxes	349,294	1,464,664	(948,000)
Stock-based compensation expense	186,000	274,000	427,000
Other non-cash, net	(88,309)	—	—
Gain on disposition of capital assets	(49,180)	(4,407,682)	(55,504)
Changes in operating assets and liabilities:
Trade receivables	12,490,650	(5,094,083)	(2,824,721)
Inventories	(7,034,415)	6,012,987	(12,538,093)
Other current assets	(655,486)	255,076	(162,251)
Other assets	(292,485)	57,919	(582,112)
Accounts payable – trade	(2,188,444)	(2,160,950)	(2,777,949)
Accrued liabilities	(2,272,811)	(631,804)	3,076,331
Other long-term liabilities	(197,497)	(411,588)	(1,218,862)
Deferred compensation	(191,568)	327,938	145,225
Net cash provided by (used in) operating activities	8,730,057	10,291,115	(7,254,869)

INVESTING ACTIVITIES:
Purchases of investments	(631,704)	(774,964)	(1,118,446)
Proceeds from sales of investments	762,783	476,840	1,773,698
Proceeds from sale of capital assets	73,847	6,039,946	89,786
Capital expenditures	(1,227,863)	(10,839,479)	(850,444)
Net cash used in investing activities	(1,022,937)	(5,097,657)	(105,406)

FINANCING ACTIVITIES:
(Repayments of) proceeds from short-term borrowings, net	(1,912,683)	(2,470,729)	4,000,000
Repayment of long-term borrowings	(500,186)	(475,889)	(247,441)
Proceeds from long-term borrowings	—	—	7,200,000
Dividends paid	(3,414,960)	(3,414,369)	(3,408,994)
Proceeds from issuance of common stock	61,706	82,087	95,894
Net cash (used in) provided by financing activities	(5,766,123)	(6,278,900)	7,639,459

Increase (decrease) in cash and cash equivalents	1,940,997	(1,085,442)	279,184
Cash and cash equivalents at beginning of year	900,326	1,985,768	1,706,584
Cash and cash equivalents at end of year	$2,841,323	$900,326	$1,985,768

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006
SUPPLEMENTAL INFORMATION
CASH PAID DURING THE PERIOD FOR:
Interest	$1,473,000	$1,517,000	$1,598,000
Income taxes	$3,205,000	$3,551,000	$3,244,000

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and subsidiaries (the “Company”) is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, bedroom furniture and home and commercial office furniture. The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), acquired effective September 17, 2003, which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly owned subsidiaries: (1) Desert Dreams, Inc., which owned and leased a commercial building to an unrelated entity until it was sold in June 2007 and (2) Four Seasons, Inc.

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

PROPERTY, PLANT AND EQUIPMENT – is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. For internal use software, the Company’s policy is to capitalize external direct costs of materials and services, directly related internal payroll and payroll-related costs, and interest costs. These costs are amortized using the straight-line method over the useful lives.

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods. No impairments or changes occurred during the fiscal year ended June 30, 2008.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – is upon delivery of product to the Company’s customer and collectibiity is reasonably assured. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $4.6 million, $4.6 million and $4.4 million in fiscal 2008, 2007 and 2006, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $3.1 million, $3.3 million and $3.0 million in fiscal 2008, 2007 and 2006, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – the Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $15.0 million with a weighted average fixed rate of 4.5% at June 30, 2008. On July 31, 2008, a $5.0 million swap matured. Excluding the subsequently matured swap, the Company has effectively fixed its interest rate at 5.0% on approximately $10.0 million of its variable rate debt. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair value of the swaps was a liability of approximately $0.3 million as of June 30, 2008 and is reflected as other liabilities on the accompanying consolidated balance sheet. At each reporting period, the Company performs an assessment of hedge effectiveness by verifying and documenting whether the critical terms of the derivative instruments and the hedged items have changed during the period in review. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. The Company does not hold these derivative instruments for trade and does not plan to sell the instruments.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within the accrued liabilities insurance account on the balance sheet.

INCOME TAXES – the Company accounts for income taxes in accordance with the provisions SFAS No. 109, Accounting for Income Taxes and evaluates uncertainties in income taxes in accordance with FIN 48, Accounting for Uncertainty in Income Taxes. In the preparation of the Company’s consolidated financial statements, management calculates income taxes. This includes estimating the Company’s current tax liability as well as assessing temporary differences resulting from different treatment of items for tax and book accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on the balance sheet. These assets and liabilities are analyzed regularly and management assesses the likelihood that deferred tax assets will be realized from future taxable income. The Company adopted the provisions of FIN 48 on July 1, 2007. The impact of the adoption was not significant and is discussed in Note 8, Income Taxes.

EARNINGS PER SHARE – basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 37,137 shares, 15,036 shares and 18,838 shares in fiscal 2008, 2007 and 2006, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Options to purchase 567,411 shares, 572,200 shares and 420,201 shares of common stock were outstanding in fiscal 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

STOCK–BASED COMPENSATION –The Company utilizes the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (revised 2004), “Share-Based Payment” (123(R)), requiring the Company to recognize expense related to the fair value of stock-based compensation. The modified prospective transition method was used as allowed under SFAS No. 123(R). Under this method, the stock-based compensation expense includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”; and (b) compensation expense for all stock-based compensation awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). See Note 9 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its consolidated financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company recognized an adjustment in the liability for unrecognized income tax benefit of $0.1 million, which is reported as an adjustment to the beginning balance of retained earnings. See Note 8, Income Taxes.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards, which permit, or in some cases require, estimates of fair market value. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2009 fiscal year. In February 2008, the FASB issued FSP No. FAS 157-1, Application of SFAS No. 157 Classification or Measurements under SFAS No. 13, and FSP No. 157-2, Effective Date of SFAS No. 157. Collectively, the FSPs defer the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, for non-financial assets and non-financial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

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

Debt and equity securities are included in Investments and in Other Assets (for those investments designated for deferred compensation plans), at fair value based on quoted market prices, and are classified as available-for-sale. Available-for-sale securities consist of debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, or changes in the availability or yield of alternative investments. These securities are valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Available-for-sale securities are included in current assets if they are available to fund current operations. Investments designated for deferred compensation are included within long-term other assets. Realized gains on the sale of securities were approximately $0.2 million, $0.3 million, and $0.1 million at June 30, 2008, June 30, 2007, and June 30, 2006, respectively. A summary of the carrying values and fair values of the Company’s investments is as follows (in thousands):

	June 30, 2008
	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis
Debt securities	$2,198	$27	$—	$2,225
Equity securities	2,619	1,545	—	4,164
	$4,817	$1,572	$—	$6,389

	June 30, 2007
	Cost	Gross Unrealized		Recorded
	Basis	Gains	Losses	Basis
Debt securities	$2,292	$—	$(30)	$2,262
Equity securities	2,656	1,741	—	4,397
	$4,948	$1,741	$(30)	$6,659

	June 30, 2008		June 30, 2007
	Investments	Other Assets	Investments	Other Assets
Debt securities	$—	$2,225	$—	$2,262
Equity securities	1,160	3,004	976	3,421
	$1,160	$5,229	$976	$5,683

As of June 30, 2008, all debt securities mature within one year.

3.	INVENTORIES

Inventories valued on the LIFO method would have been approximately $3.3 million and $3.7 million higher at June 30, 2008 and 2007, respectively, if they had been valued on the FIFO method. At June 30, 2008 and 2007 the total value of LIFO inventory was $2.7 million and $3.1 million, respectively. A comparison of inventories is as follows (in thousands):

	June 30,
	2008	2007
Raw materials	$15,272	$16,389
Work in process and finished parts	8,082	7,589
Finished goods	62,437	54,779
Total	$85,791	$78,757

4.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2008	2007
Land		$4,049	$4,049
Buildings and improvements	3-39	41,138	40,242
Machinery and equipment	3-20	31,322	34,010
Delivery equipment	3-10	19,103	19,711
Furniture and fixtures	3-5	4,251	4,564
Total		99,863	102,576
Less accumulated depreciation		(73,491)	(74,408)
Net		$26,372	$28,168

5.	OTHER ASSETS

(in thousands)	June 30,
	2008	2007
Cash value of life insurance	$6,232	$5,940
Investments designated for deferred compensation plans	5,229	5,683
Other	41	587
Total	$11,502	$12,210

6.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2008	2007
Dividends	$855	$854
Advertising	1,309	1,327
Warranty	1,090	1,040
Income taxes payable *	—	987
Other	2,806	3,186
Total	$6,060	$7,394

* At June 30, 2008, the Company has an income tax receivable that is included in the balance sheet within our other current assets.

7.	BORROWINGS AND CREDIT ARRANGEMENTS

At June 30, 2008, borrowings and credit arrangements consisted of the following (in thousands):

Current:
Current maturities of long-term debt	$526
Overnight borrowing interest rate at prime minus 1%; unsecured	1,079
$12.0 million working capital line of credit through June 30, 2009; interest rate at LIBOR + 0. 75%; unsecured	3,538

Long-Term:
$20.0 million revolving note; expires September 30, 2012; interest rate at LIBOR + 0.75%; unsecured	20,000
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 4.99%; secured by certain delivery equipment; net of current portion	811
Total	$25,954

The Company had unsecured credit facilities of $32.1 million with a bank, with borrowings at differing rates based on the date and type of financing utilized. The unsecured credit facilities provided $12.0 million short-term (renewed annually), $20.0 million long-term (expires September 30, 2012) and $0.1 million in letters of credit that are used primarily for international inventory purchases. The credit facilities provided for interest selected at the option of the Company at prime or LIBOR plus an add-on percentage, based on a rolling four-quarter leverage ratio calculation. The short-term facility expired on June 30, 2008.

The short-term portion of the credit facility provides working capital financing up to $12.0 million, of which $3.5 million was outstanding at June 30, 2008, with interest selected at the option of the Company at prime (5% at June 30, 2008) or LIBOR (2.5% at June 30, 2008) plus 0.75%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%. At June 30, 2008, no amount was outstanding related to overnight credit. The long-term portion of the credit facility provides up to $20.0 million, of which $20.0 million was outstanding at June 30, 2008. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 0.75%. The credit facility also provides $0.1 million to support letters of credit issued by the Company of which no amount was outstanding as of June 30, 2008. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. As of June 30, 2008, the Company has effectively fixed the interest rates at 4.5% on approximately $15.0 million of its long-term debt through the use of interest rate swaps. On July 31, 2008, a $5.0 million swap matured. As of the date of this filing, the Company has effectively fixed its interest rate at 5.0% on approximately $10.0 million.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At June 30, 2008, the Company was in compliance with all financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities of $5.2 million and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.2 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. At June 30, 2008, $1.1 million was outstanding on the line of credit at prime minus 1%.

8.	INCOME TAXES

In determining the provision for income taxes, the Company uses an estimated annual effective tax rate that is based on the annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized when they occur.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.1 million, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings as of July 1, 2007. At the adoption date of July 1, 2007, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million. At June 30, 2008, the Company had approximately $0.7 million of gross liabilities related to unrecognized tax benefits (composed of $0.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$617
Additions (reductions) based on tax positions related to the current year	(68)
Balance at June 30, 2008	$549

Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. As of July 1, 2007 and June 30, 2008, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions. The total income tax provision in fiscal years 2008, 2007 and 2006 was 35.8%, 35.6% and 39.3%, respectively, of income before income taxes. The rate increased by approximately 0.2% from fiscal year 2007 to 2008 due primarily to the decrease in nontaxable life insurance proceeds received in the current year compared to the prior year.

The provision for income taxes is as follows for the years ended June 30 (in thousands):

	2008	2007	2006
Federal – current	$1,510	$6,045	$1,762
State – current	270	570	350
Deferred	580	(1,465)	948
Total	$2,360	$5,150	$3,060

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2008	2007	2006
Federal statutory tax rate	34.0%	35.0%	34.0%
State taxes, net of federal effect	2.7	2.6	2.8
Other	(0.9)	(2.0)	2.5
Effective tax rate	35.8%	35.6%	39.3%

The primary components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30, 2008		June 30, 2007
	Current	Long-term	Current	Long-term
Investments	$(580)	$—	$(650)	$—
Accounts receivable	780	—	800	—
Inventory	1,730	—	1,590	—
Self insurance	1,040	—	1,165	—
Employee benefits	540	—	760	—
Accrued expenses	700	—	1,035	—
Property, plant and equipment	—	(940)	—	(900)
Deferred compensation	—	2,030	—	2,130
Other	—	302	—	40
Total	$4,210	$1,392	$4,700	$1,270

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2004–2007 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

9.	STOCK-BASED COMPENSATION

The Company has three stock-based compensation methods available when determining employee compensation. The Company’s shareholders have approved all stock-based compensation and stock option plans.

(1)

Management Incentive Plan – This plan provides for shares of common stock to be awarded to key employee based on targeted rate of earnings to common equity as established by the Board of Directors. Shares awarded to employees are subject to the restriction of continued employment, with one-third of the stock received by the employee on the award date and the remaining shares vested after one and two years. Under the plan no shares were awarded during the fiscal years ended June 30, 2008, 2007 or 2006. There were no shares forfeited in the fiscal years ended June 30, 2008, 2007 and 2006. This plan expired on June 30, 2008, there are no awards outstanding and all prior year awards are fully vested.

(2)

2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee has selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the two-year transition period beginning July 1, 2007 and ending on June 30, 2009 and the three-year performance periods beginning July 1, 2007 and ending on June 30, 2010 and beginning July 1, 2008 and ending on June 30, 2011. The Committee has also specified that payouts, if any, for awards earned under the 2007-2009, 2007-2010 and 2008-2011 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid.   Accordingly, compensation cost is re-measured based on the award's estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period.  Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within liabilities.

The fair value of the equity portion of the award is estimated each period based on the market value of the Company’s common shares reduced by the present value of expected dividends to be paid prior to the service period, discounted using a risk-free interest rate.  In the period the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date. Under the plan the aggregate number of shares and cash that could be awarded to key executives if the target and maximum performance goals are met are as follows:

	At Target		At Maximum
Performance Period	Stock	Cash	Stock	Cash
July 1, 2007 – June 30, 2009	22,212	$210,567	35,544	$336,820
July 1, 2007 – June 30, 2010	33,330	$315,881	53,329	$505,395
July 1, 2008 – June 30, 2011	44,621	$334,714	71,398	$535,573

No compensation costs were accrued at June 30, 2008.   If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million per year based on the estimated fair values at June 30, 2008.  At June 30, 2008, 500,000 shares were available for awards.

(3)

Stock Options Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In fiscal years 2008, 2007 and 2006, the Company issued options for 120,000, 135,000 and 159,500 common shares at an exercise price of $12.40, $12.63 and $14.40 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.2 million, $0.3 million and $0.4 million, respectively. The Company also recorded a reduction of its income tax expense of $28,000, $43,000 and $63,000, respectively, related to the issuance of these options. The assumptions used in determining the compensation expense and related income tax impacts are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2008, 2007 and 2006, respectively; dividend yield of 4.2%, 4.1% and 3.6%; expected volatility of 19.5%, 21.6% and 23.3%; risk-free interest rate of 3.3%, 4.5% and 4.5%; and an expected life of 5, 6 and 6 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during the fiscal years ended June 30, 2008, 2007 and 2006, was $1.55, $2.03 and $2.68, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the fiscal years ended June 30, 2008, 2007 and 2006, respectively, was not material.

At June 30, 2008, 381,700 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for exercise of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2008, 2007 and 2006 and the changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at July 1, 2005	503,601	$16.50	$0.2
Granted	159,500	14.40
Exercised	(2,000)	11.25
Canceled	—	—
Outstanding and exercisable at June 30, 2006	661,101	$16.01	$0.1
Granted	135,000	12.63
Exercised	(4,427)	12.60
Canceled	(9,500)	15.60
Outstanding and exercisable at June 30, 2007	782,174	$15.45	$0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(5,790)	16.07
Outstanding and exercisable at June 30, 2008	892,984	$15.05	$0.0

The following table summarizes information for options outstanding and exercisable at June 30, 2008:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$10.30 – 10.75	23,800	2.9	$10.57
12.35 – 13.59	301,773	7.6	12.64
14.40 – 16.52	423,016	6.3	15.56
19.21 – 20.27	144,395	5.4	19.33
$10.30 – 20.27	892,984	6.5	$15.05

10.	ACCRUED WARRANTY COSTS

The following table presents the changes in the Company’s product warranty liability for the fiscal years ended June 30 (in thousands):

	2008	2007
Accrued warranty costs at beginning of year	$1,040	$1,140
Payments made for warranty and related costs	(3,331)	(3,558)
Accrual for product warranty and related costs	3,381	3,458
Accrued warranty costs at end of year	$1,090	$1,040

11.	BENEFIT AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. It is the Company’s policy to fund all pension costs accrued. Total pension and retirement plan expense was $2.0 million in each of the fiscal years 2008, 2007, and 2006. The amounts include $0.5 million in each of the fiscal years 2008, 2007 and 2006, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $0.8 million, $0.9 million and $1.0 million in fiscal 2008, 2007 and 2006, respectively. For fiscal 2008, 2007, and 2006, the discount rate was 6.10%, 6.25%, 6.25%, respectively and the rate of return on assets was 8.25%, 8.25%, and 8.25%, repectively. The cumulative cost to exit the Company’s multi-employer plans was approximately $3.5 million on June 30, 2008.

The Company has unfunded post-retirement benefit and deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2008, 2007 and 2006, the benefit obligation was increased by interest expense of $0.3 million, $0.2 million and $0.2 million, service costs of $0.3 million, $0.5 million and $0.3 million, and decreased by payments of $0.8 million, $0.5 million and $0.4 million, respectively. For fiscal 2008, 2007, and 2006, the discount rate was 6.10%, 6.25%, and 6.25%, respectively and the rate of return on assets was 8.25%, 8.25%, and 8.25%, respectively. At June 30, 2008, the benefit obligation was $5.3 million, including $0.3 million for defined benefits.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, executive officers may defer common stock awards received as participants of the Management Incentive Plan until retirement. Under the plan, no shares were deferred during the fiscal years ended June 30, 2008 and 2007. At June 30, 2008 and 2007, 53,575 shares and 60,853 shares with an award date value of $0.8 million and $0.9 million, respectively, had been deferred and are being held on behalf of the employees. Under the plan, 7,278 shares were distributed in fiscal years 2008 and 2007, respectively.

The Company’s defined benefit pension plan covers 78 active hourly production employees of DMI. There are a total of 484 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). According to an agreement reached with the collective bargaining unit, all benefits and participants are fixed. Future benefits will accrue to current participants; however, new participants cannot be added to the plan. As of June 30, 2008, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s balance sheet of $0.3 million and as of June 30, 2007 an accrued asset was recorded on the Company’s consolidated balance sheet of $0.4 million. The accumulated benefit obligation was $5.2 million and $4.9 million at fiscal years ended June 30, 2008 and 2007, respectively.

12.	COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, for the years ended June 30, were as follows (in thousands):

	2008	2007	2006
Net income	$4,236	$9,334	$4,718
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $176, $70 and $(73), respectively	(273)	(168)	117
Change in fair value of available-for-sale, Securities, net of income taxes of $54, $(205), $–, respectively	(84)	301	–
Change in minimum pension liability, net of income taxes of $321, $(140) and $(305), respectively	(524)	255	543
Total other comprehensive income	(881)	388	660
Total comprehensive income	$3,355	$9,722	$5,378

The components of accumulated other comprehensive income, net of income taxes, are as follows (in thousands):

	June 30,
	2008	2007
Available-for-sale securities	$975	$1,059
Interest rate swaps	(178)	95
Pension and other post-retirement benefit adjustments	(569)	(44)
Total accumulated other comprehensive income	$228	$1,110

13.	LITIGATION

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $4.0 million, $3.6 million and $3.4 million in fiscal 2008, 2007 and 2006, respectively.

Expected future minimum commitments under operating leases as of June 30, 2008 were as follows (in thousands):

Fiscal Year Ended June 30
2009	2,601
2010	1,748
2011	983
2012	628
2013	284
$6,244

As described in Note 19, the Company identified certain errors in the reconciliation of accounts payable during its 2008 closing period. As a result of these errors, the Company restated, in this Annual Report on Form 10-K, certain of its previously filed financial statements. The Company could be subject to litigation or other contingent liabilities, which may result in cash and noncash charges, any or all of which could have a material adverse effect on the consolidated financial statements.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities – During fiscal year 2006, the Company purchased delivery equipment of $2.6 million financed by a note payable. During fiscal year 2006, the Company issued shares with an award date value of $0.2 million, in settlement of management incentive compensation plan liabilities.

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,
	2008	2007	2006
Residential	$258,084	$259,710	$267,714

Recreational Vehicle	56,090	66,165	71,981

Commercial	91,481	99,525	86,713

	$405,655	$425,400	$426,408

17.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

The previously issued condensed consolidated balance sheets as of March 31, 2008, December 31, 2007, September 30, 2007, March 31, 2007, December 31, 2006 and September 30, 2006 contained an error as discussed in Note 19. The effect of the restatement on certain of the Company’s previously reported quarterly financial statements on Form 10-Q are as follows (amounts in thousands):

Consolidated Balance Sheets	Quarter Ended March 31, 2008
	As Reported	Adjustment	As Restated
Deferred income taxes	$3,420	$850	$4,270
Total current assets	135,358	850	136,208
Total assets	174,767	850	175,617

Accounts payable	9,672	2,287	11,959
Total current liabilities	32,010	2,287	34,297
Total liabilities	59,670	2,287	61,957
Retained earnings	103,648	(1,437)	102,211
Total shareholders’ equity	115,097	(1,437)	113,660
Total liabilities and shareholders’ equity	174,767	850	175,617

Consolidated Balance Sheets	Quarter Ended December 31, 2007
	As Reported	Adjustment	As Restated
Deferred income taxes	$3,670	$850	$4,520
Total current assets	144,470	850	145,320
Total assets	184,793	850	185,643

Accounts payable	12,752	2,287	15,039
Total current liabilities	41,740	2,287	44,027
Total liabilities	69,290	2,287	71,577
Retained earnings	103,653	(1,437)	102,216
Total shareholders’ equity	115,503	(1,437)	114,066
Total liabilities and shareholders’ equity	184,793	850	185,643

Consolidated Balance Sheets	Quarter Ended September 30, 2007
	As Reported	Adjustment	As Restated
Deferred income taxes	$3,720	$850	$4,570
Total current assets	142,491	850	143,341
Total assets	183,291	850	184,141

Accounts payable	11,904	2,287	14,191
Total current liabilities	41,617	2,287	43,904
Total liabilities	68,956	2,287	71,243
Retained earnings	102,640	(1,437)	101,203
Total shareholders’ equity	114,335	(1,437)	112,898
Total liabilities and shareholders’ equity	183,291	850	184,141

Consolidated Balance Sheets	Quarter Ended March 31, 2007
	As Reported	Adjustment	As Restated
Deferred income taxes	$4,190	$850	$5,040
Total current assets	134,554	850	135,404
Total assets	179,532	850	180,382

Accounts payable	13,851	2,287	16,138
Total current liabilities	43,518	2,287	45,805
Total liabilities	70,689	2,287	72,976
Retained earnings	97,435	(1,437)	95,998
Total shareholders’ equity	108,843	(1,437)	107,406
Total liabilities and shareholders’ equity	179,532	850	180,382

Consolidated Balance Sheets	Quarter Ended December 31, 2006
	As Reported	Adjustment	As Restated
Deferred income taxes	$4,480	$850	$5,330
Total current assets	137,214	850	138,064
Total assets	175,865	850	176,715

Accounts payable	16,256	2,287	18,543
Total current liabilities	40,418	2,287	42,705
Total liabilities	67,717	2,287	70,004
Retained earnings	96,767	(1,437)	95,330
Total shareholders’ equity	108,148	(1,437)	106,711
Total liabilities and shareholders’ equity	175,865	850	176,715

Consolidated Balance Sheets	Quarter Ended September 30, 2006
	As Reported	Adjustment	As Restated
Deferred income taxes	$4,220	$850	$5,070
Total current assets	142,127	850	142,977
Total assets	179,092	850	179,942

Accounts payable	15,131	2,287	17,418
Total current liabilities	44,604	2,287	46,891
Total liabilities	71,904	2,287	74,191
Retained earnings	96,212	(1,437)	94,775
Total shareholders’ equity	107,188	(1,437)	105,751
Total liabilities and shareholders’ equity	179,092	850	179,942

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2008:
Net sales	$100,900	$105,986	$98,138	$100,630
Gross margin	19,763	22,070	18,019	18,637
Net income (1) (2) (3)	1,183	1,868	849	336
Earnings per share:
Basic	0.18	0.28	0.13	0.05
Diluted	0.18	0.28	0.13	0.05

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2007:
Net sales	$101,340	$105,700	$104,071	$114,289
Gross margin	18,405	19,774	20,478	22,566
Net income (4)	563	1,409	1,522	5,841
Earnings per share:
Basic	0.09	0.21	0.23	0.89
Diluted	0.09	0.21	0.23	0.89

The sum of the per share amounts for the quarters may not equal the total for the year due to the treasury stock method.

(1)	The quarter ended December 31, 2007 includes the recording of stock-based compensation expense of $0.2 million (after tax) for stock options under SFAS No. 123 (R) or $0.03 per share.
(2)	The quarter ended December 31, 2006 includes the recording of stock-based compensation expense of $0.2 million (after tax) for stock options under SFAS No. 123 (R) or $0.04 per share.
(3)	The quarter ended March 31, 2007 includes a $0.4 million pre-tax gain from the sale of vacant land or $0.06 per share.
(4)	The quarter ended June 30, 2007 includes a $0.6 million non-taxable gain on life insurance ($0.08 per share) and $2.5 million (after tax) gain from the sale of a property ($0.37 per share).

18.	SUBSEQUENT EVENT – UNAUDITED

On September 8, 2008, the Board of Directors approved the closure of its New Paris, Indiana recreational vehicle seating manufacturing facility and the end of manufacturing operations at its Lancaster, Pennsylvania facility. The Company announced the closures on September 10, 2008. The Company expects manufacturing at both locations to cease November 9, 2008. The Company intends to continue its warehousing and shipping operations in Lancaster.

Approximately 250 employees will be affected by this consolidation of manufacturing operations over the next two to three months. The Company estimates the manufacturing consolidation and transition will be completed by December 31, 2008 and anticipates pre-tax restructuring and impairment charges in the first half of fiscal year 2009 to be in the range of $2.0 million to $2.5 million.

19.	ERROR CORRECTIONS

The Company has restated the consolidated financial statements as of and for the fiscal years ended June 30, 2007 and 2006.

During the 2008 fiscal year-end closing process the Company identified unsupported reconciling amounts that reduced accounts payable balances at a material consolidated subsidiary. After completing analysis of these unsupported reconciling amounts, it was determined that they principally related to the historical accounting at the subsidiary for the capitalization of inventory costs and the clearing of accruals from the accounts payable relating to transactions occurring in fiscal years 2004 and 2005. The historical subsidiary inventory standard costing system, established prior to the warehousing of inventory in China, did not appropriately differentiate the costing of inventory balances warehoused in China versus the United States. The warehoused inventories in China inappropriately included freight-in costs for shipments to the United States that had not been incurred. During fiscal year 2006, the Company modified the subsidiary’s inventory costing process which rectified the costing error in inventory on a prospective basis but resulted in the reclassification of the historical error in inventory freight costs as a reduction to accounts payable with the erroneous belief that the reduction to accounts payable would offset future freight invoices. As a result of this error, the $2.287 million reduction within accounts payable remained until identified during the fiscal year 2008 closing process.

The effect of the restatement on the Company’s previously reported consolidated financial statements are as follows (amounts in thousands, except per share data):

Consolidated Statements of Changes in Shareholders’ Equity	Fiscal Year Ended June 30, 2006
	As Reported	Adjustment	As Restated
Retained earnings	$96,502	$(1,437)	$95,065
Total shareholders’ equity	107,502	(1,437)	106,065

Consolidated Statements of Cash Flows	Fiscal Year Ended June 30, 2006
	As Reported	Adjustment	As Restated
OPERATING ACTIVITIES:
Changes in operating assets and liabilities:
Inventories	$(14,825)	$2,287	$(12,538)
Accounts payable	(492)	(2,287)	(2,779)

Consolidated Balance Sheets	Fiscal Year Ended June 30, 2007
	As Reported	Adjustment	As Restated
Deferred income taxes	$3,850	$850	$4,700
Total current assets	142,516	850	143,366
Total assets	184,164	850	185,014

Accounts payable	13,607	2,287	15,894
Total current liabilities	43,177	2,287	45,464
Total liabilities	70,049	2,287	72,336
Retained earnings	102,421	(1,437)	100,984
Total shareholders’ equity	114,115	(1,437)	112,678
Total liabilities and shareholders’ equity	184,164	850	185,014

Consolidated Statements of Changes in Shareholders’ Equity	Fiscal Year Ended June 30, 2007
	As Reported	Adjustment	As Restated
Retained earnings	$102,421	$(1,437)	$100,984
Total shareholders’ equity	114,115	(1,437)	112,678

In addition, the opening retained earnings restatement adjustment of $1,437 thousand was comprised of $1,138 thousand and $299 thousand for the fiscal years ended June 30, 2005 and 2004, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were not effective as of June 30, 2008 because of a material weakness in our internal control over financial reporting.

Changes in internal control over financial reporting – During the quarter ended June 30, 2008, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that criteria, the material weakness described below has caused our management to conclude we did not maintain effective internal control over financial reporting as of June 30, 2008.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of their assessment, the Company’s CEO and CFO identified a material weakness in the Company’s internal control over financial reporting. The material weakness is related to the design and operating effectiveness of controls over the Company’s material consolidated subsidiary’s reconciliation of accounts payable records to the general ledger. Specifically, the subsidiary maintained an overly complex accounts payable account structure, which when combined with the processing of a large volume of transactions led to the subsidiary’s inability to perform adequate review procedures to timely identify reconciling amounts and the related reversals. This deficiency obscured the existence of unsupported reconciling amounts resulting in the untimely identification of the errors in the restatement discussed in Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

The Company’s management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control and intends to take all necessary steps to address this material weakness. Subsequent to June 30, 2008, the Company began taking the following measures to address the material weakness identified above and to enhance internal control over monthly, quarterly and year-end financial reporting:

•	simplifying the account structure surrounding the accounts payable transactions by reducing the number of general ledger accounts used to record accounts payable,
•	improving the accounts payable reconciliation process by revising the automatic postings to accounts payable, and
•	enhancing the review and approval of the accounts payable reconciliation process with our subsidiary associates.

The Company believes that these remediation actions, once they are fully implemented and operating for a sufficient period of time, will improve the Company’s internal controls over financial reporting and are sufficient to remediate the material weakness described above. While steps have been taken to remediate the material weakness, additional measures may be required. Management will assess the effectiveness of the remediation efforts in connection with management’s tests of internal control over financial reporting during fiscal year 2009.

Deloitte & Touche LLP, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued their attestation report on our internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.

We have audited Flexsteel Industries, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the design and operating effectiveness of controls over the Company’s material consolidated subsidiary’s reconciliation of accounts payable records to the general ledger were not effective. This matter represents a design and operating deficiency, and, based upon misstatements requiring correction to the consolidated financial statements that impacted accounts payable, retained earnings, and deferred income tax accounts, constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2008, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion on any other form of assurance on management’ statements regarding the measures taken to address the material weakness identified in Management’s Annual Report over Financial Reporting, and the statements made by management regarding the remediation efforts.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended June 30, 2008, of the Company and our report dated September 10, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

September 10, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information identifying directors of the Company, the Audit and Ethics Committee, the Audit and Ethics Committee Expert and Section 16(a) beneficial ownership reporting compliance, will be contained in the Company’s fiscal 2008 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee of the Board of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and are incorporated herein by reference.

The Company has adopted a code of ethics called the Guidelines for Business Conduct that applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics is posted on our website at www.flexsteel.com.

The executive officers of the Company, their ages, positions (in each case as of June 30, 2008), and the month and year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Ronald J. Klosterman (60)	President & Chief Executive Officer (June 1989)
James R. Richardson (64)	Senior Vice President of Residential Sales and Marketing (November 1979)
Thomas D. Burkart (65)	Senior Vice President of Vehicle Seating (February 1984)
Patrick M. Crahan (60)	Senior Vice President of Commercial Seating (June 1989)
Jeffrey T. Bertsch (53)	Senior Vice President of Corporate Services (June 1989)
Donald D. Dreher (59)	Senior Vice President, President & CEO of DMI Furniture, Inc. (December 2004)
James E. Gilbertson (58)	Vice President of Vehicle Seating (June 1989)
Timothy E. Hall (50)	Vice President-Finance, Chief Financial Officer & Secretary (December 2000)

Each named executive officer has held the same office or an executive or management position with the Company for at least five years except Mr. Dreher who has served as President and CEO of DMI Furniture, Inc. from 1986 to present.

Item 11.	Executive Compensation

The information identifying executive compensation will be contained in the Company’s fiscal year 2008 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” “Director Compensation,” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information identifying beneficial ownership of stock and supplementary data will be contained in the Company’s fiscal year 2008 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

This information will be contained under the heading “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s fiscal year 2008 definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2008. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related services during fiscal 2008.

The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence. All services provided by Deloitte & Touche LLP during fiscal 2008 were pre-approved by the Audit and Ethics Committee.

The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

	2008	2007
Audit Fees (1)	$578,000	$409,000
Audit Related Fees (2)	38,000	50,000
Tax Fees (3)	22,000	—
All Other Fees (4)	—	—
Total	$638,000	$459,000

(1)

Professional fees and expenses for audit of financial statements and internal control over financial reporting services for fiscal 2008 and 2007 and consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) consents and other services related to Securities and Exchange Commission matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)

Professional fees and expenses for audit-related services billed in fiscal 2008 and 2007 consisted of employee benefit plan audits, $38,000 and $31,000, respectively, and $19,000 in fiscal 2007 for other SEC-related matters.

(3)

Professional fees and expenses for tax services billed in fiscal 2008 consisted of tax planning and advice services totaling $22,000 and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

(4)	No other professional services were provided during fiscal 2008 and 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)	Schedules

The following financial statement schedules for the years ended June 30, 2008, 2007 and 2006 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2008, 2007 and 2006

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves	Balance at End of Year
Allowance for Doubtful Accounts:
2008	$2,090,000	$1,050,000	$(1,030,000)	$2,110,000

2007	$2,820,000	$—	$(730,000)	$2,090,000

2006	$3,060,000	$850,000	$(1,090,000)	$2,820,000

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1

The 1983 Restated Articles of Incorporation of the Company, as amended through February 14, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.2	By-Laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

3.3	Amendments to Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 8, 2007).

10.1	1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement. *

10.2	Management Incentive Plan incorporated by reference from the 1980 Flexsteel definitive proxy statement -commission file #0-5151.*

10.3	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement.*

10.4	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.5	Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.6	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.7	2002 Stock Option Plan incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement. *

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

10.14

Employment Agreement dated October 1, 2006 between Flexsteel Industries, Inc. and Donald D. Dreher incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities, and Exchange Commission on October 5, 2006. *

10.15

Note Modification Agreement dated June 26, 2008 (short-term facility) between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

10.16

Credit Agreement date June 26, 2008 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.2 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

10.17

Amendment to Employment Agreement dated June 27, 2008 between Flexsteel Industries, Inc. and Donald D. Dreher incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008. *

10.18

Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 15, 2008	FLEXSTEEL INDUSTRIES, INC.
		By:	/S/ Ronald J. Klosterman
Ronald J. Klosterman Chief Executive Officer and Principal Executive Officer

By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 15, 2008	/S/ L. Bruce Boylen
L. Bruce Boylen
Chairman of the Board of Directors

Date:	September 15, 2008	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Director

Date:	September 15, 2008	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	September 15, 2008	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	September 15, 2008	/S/ Patrick M. Crahan
Patrick M. Crahan
Director

Date:	September 15, 2008	/S/ Lynn J. Davis
Lynn J. Davis
Director

Date:	September 15, 2008	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	September 15, 2008	/S/ Thomas E. Holloran
Thomas E. Holloran
Director

Date:	September 15, 2008	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	September 15, 2008	/S/ James R. Richardson
James R. Richardson
Director