Form 10-Q
period 2008-09-30
FLEXSTEEL INDUSTRIES INC
filed 2008-10-24
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒.  No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2008	6,575,633

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (UNAUDITED)	June 30, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,308,967	$2,841,323
Investments	915,522	1,160,066
Trade receivables – less allowance for doubtful accounts: September 30, 2008, $2,202,000; June 30, 2008, $2,110,000	41,047,495	43,783,224
Inventories	83,934,451	85,791,400
Deferred income taxes	4,340,000	4,210,000
Other	2,871,215	2,853,634

Total current assets	134,417,650	140,639,647
NON-CURRENT ASSETS:
Property, plant and equipment, net	25,173,412	26,372,392
Deferred income taxes	1,355,187	1,392,187
Other assets	10,808,722	11,501,992

TOTAL	$171,754,971	$179,906,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$12,041,229	$14,580,275
Notes payable and current maturities of long-term debt	7,815,996	5,142,945
Accrued liabilities:
Payroll and related items	6,327,643	6,759,941
Insurance	6,545,098	7,176,799
Facility consolidation	1,287,911	—
Other	5,892,635	6,059,575

Total current liabilities	39,910,512	39,719,535
LONG-TERM LIABILITIES:
Long-term debt	14,675,016	20,810,597
Deferred compensation	5,124,207	5,343,545
Other liabilities	1,279,117	1,280,154

Total liabilities	60,988,852	67,153,831

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 6,575,633 shares;	6,575,633	6,575,633
Additional paid-in capital	4,255,996	4,255,996
Retained earnings	100,088,345	101,692,431
Accumulated other comprehensive (loss) income	(153,855)	228,327

Total shareholders’ equity	110,766,119	112,752,387

TOTAL	$171,754,971	$179,906,218

See accompanying Notes to Consolidated Financial Statements (Unaudited).

1

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,

	2008	2007

NET SALES	$91,416,883	$100,900,363
COST OF GOODS SOLD	(74,280,397)	(81,136,820)

GROSS MARGIN	17,136,486	19,763,543
SELLING, GENERAL AND ADMINISTRATIVE	(16,770,037)	(17,563,085)
FACILITY CONSOLIDATION AND OTHER CHARGES	(1,348,099)	—

OPERATING (LOSS) INCOME	(981,650)	2,200,458

OTHER INCOME (EXPENSE):
Interest and other income	109,057	99,582
Interest expense	(286,661)	(427,390)

Total	(177,604)	(327,808)

(LOSS) INCOME BEFORE INCOME TAXES	(1,159,254)	1,872,650
BENEFIT FROM (PROVISION FOR) INCOME TAXES	410,000	(690,000)

NET (LOSS) INCOME	$(749,254)	$1,182,650

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,575,633	6,571,171

Diluted	6,575,633	6,604,220

(LOSS) EARNINGS PER SHARE OF COMMON STOCK:
Basic	$(0.11)	$0.18

Diluted	$(0.11)	$0.18

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13

See accompanying Notes to Consolidated Financial Statements (Unaudited).

2

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended September 30,

	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(749,254)	$1,182,650
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,055,743	1,233,551
Gain on disposition of capital assets	(142,742)	(26,497)
Other non-cash, net	33,150	—
Deferred income taxes	142,857	192,620
Changes in operating assets and liabilities:
Trade receivables	2,735,729	8,717,331
Inventories	1,856,949	(8,285,296)
Other current assets	(16,588)	81,763
Other assets	10,767	(99,315)
Accounts payable – trade	(2,539,046)	(1,702,998)
Accrued liabilities	56,971	(2,003,135)
Other Long-Term Liabilities	7,061	—
Deferred compensation	(219,338)	(208,239)

Net cash provided by (used in) operating activities	2,232,259	(917,565)

INVESTING ACTIVITIES:
Purchases of investments	(96,482)	(49,564)
Proceeds from sales of investments	358,868	363,650
Proceeds from sale of capital assets	440,619	39,097
Capital expenditures	(150,259)	(410,304)

Net cash provided by (used in) investing activities	552,746	(57,121)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings, net	2,666,458	2,364,627
Repayment of long-term borrowings	(6,128,987)	(122,721)
Dividends paid	(854,832)	(854,161)
Proceeds from issuance of common stock	—	10,208

Net cash (used in) provided by financing activities	(4,317,361)	1,397,953

(Decrease) increase in cash and cash equivalents	(1,532,356)	423,267
Cash and cash equivalents at beginning of period	2,841,323	900,326

Cash and cash equivalents at end of period	$1,308,967	$1,323,593

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Three Months Ended September 30,

	2008	2007

Interest	$288,000	$424,000
Income taxes	$54,000	$728,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

3

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2008

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, motor home, travel trailer, yacht, pontoon, health care and hotel applications. Featured as a basic component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives to furniture dealers, department stores, recreational vehicle manufacturers, catalogs, hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

The Company has one active wholly-owned subsidiary, DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing plants and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly owned subsidiaries: (1) Desert Dreams, Inc. and (2) Four Seasons, Inc.

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $3.2 million and $3.3 million higher at September 30, 2008 and June 30, 2008, respectively, if they had been valued on the FIFO method. A comparison of inventories is as follows (in thousands):

	September 30, 2008	June 30, 2008

Raw materials	$12,936	$15,272
Work in process and finished parts	7,164	8,082
Finished goods	63,834	62,437

Total	$83,934	$85,791

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At September 30, 2008, borrowings and credit arrangements consisted of the following (in thousands):

Current:
Current maturities of long-term debt	$533
Overnight borrowing interest rate at prime minus 1%; unsecured	1,283
$12.0 million working capital line of credit through June 30, 2009; interest rate at LIBOR + 0.875%; unsecured	6,000

Long-Term:
$20.0 million revolving note; expires September 30, 2012; interest rate at LIBOR + 1.00%; unsecured	14,000
$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 5.0%; secured by certain delivery equipment; net of current portion	675

Total	$22,491

The Company has unsecured credit facilities of $32.1 million with a bank, with borrowings at differing rates based on the date and type of financing utilized. The unsecured credit facilities provide $12.0 million short-term (renewed annually), $20.0 million long-term (expires September 30, 2012) and $0.1 million in letters of credit that are used primarily for international inventory purchases. The credit facilities provide for interest selected at the option of the Company at prime or LIBOR plus an add-on percentage, based on a rolling four-quarter leverage ratio calculation.

The short-term portion of the credit facility provides working capital financing up to $12.0 million, of which $6.0 million was outstanding at September 30, 2008, with interest selected at the option of the Company at prime (5% at September 30, 2008) or LIBOR (3.7% at September 30, 2008) plus 0.875%. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%. At September 30, 2008, $0.3 million was outstanding related to overnight credit. The long-term portion of the credit facility provides up to $20.0 million, of which $14.0 million was outstanding at September 30, 2008. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 1.0%. The credit facility also provides $0.1 million to support letters of credit issued by the Company of which no amount was outstanding at September 30, 2008. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. As of September 30, 2008, the Company has effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At September 30, 2008, the Company was in compliance with all financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities of $5.2 million and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.2 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. At September 30, 2008, $1.0 million was outstanding on the line of credit at prime minus 1.0%.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $10.0 million with a weighted average fixed rate of 5.0% at September 30, 2008. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair value of the swaps was a liability of $0.2 million and

$0.3 million as of September 30, 2008 and June 30, 2008, respectively, and is reflected as other current liabilities on the accompanying consolidated balance sheet. As of September 30, 2008, all of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

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

No compensation costs were accrued at September 30, 2008. If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million per year based on the estimated fair values at September 30, 2008. At September 30, 2008, 500,000 shares were available for awards.

(2)

Stock Options Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility and expected life are determined based on historical data.

At September 30, 2008, 387,700 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2009 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2008, and the changes from June 30, 2007, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)

Outstanding and exercisable at June 30, 2007	782,174	$15.45	$0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(5,790)	16.07

Outstanding and exercisable at June 30, 2008	892,984	15.05	0.0
Granted	—	—
Exercised	—	—
Canceled	(6,000)	16.51

Outstanding and exercisable at September 30, 2008	886,984	$15.04	$0.0

          The following table summarizes information for options outstanding and exercisable at September 30, 2008:

		Weighted Average

Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price

$10.30 – 10.75	23,800	2.6	$10.57
12.35 – 13.59	301,773	7.4	12.64
14.40 – 16.52	417,516	6.0	15.56
19.21 – 20.27	143,895	5.1	19.33

$10.30 – 20.27	886,984	6.2	$15.04

6.

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

At both September 30, 2008 and June 30, 2008, the Company had approximately $0.7 million of gross liabilities related to unrecognized tax benefits (composed of $0.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, the tax years 2004–2008 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

7.

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

8.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters ended September 30, 2008 and 2007, net income as reported for each respective period is divided by:

		Three Months Ended September 30,

		2008	2007

Basic shares outstanding		6,575,633	6,571,171
Dilutive effect of stock options	(1)	—	33,049

Diluted shares outstanding		6,575,633	6,604,220

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares		863,184	414,701

(1) The effect of 2,390 stock options is not recognized in periods in which a net loss has occurred, as such presentation would be anti-dilutive.

9.	COMPREHENSIVE INCOME – The components of comprehensive (loss) income, net of income taxes, for the quarters ended, were as follows (in thousands):

	Three Months Ended September 30,

	2008	2007

Net (loss) income	$(749)	$1,183

Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $(13) and $77, respectively	27	(130)
Change in fair value of available-for-sale, securities, net of income taxes of $251 and $(74), respectively	(409)	121

Total other comprehensive (loss)	(382)	(9)

Total comprehensive (loss) income	$(1,131)	$1,174

          The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	September 30, 2008	June 30, 2008

Available-for-sale securities	$565	$975
Interest rate swaps	(150)	(178)
SFAS No. 158 transition adjustment (actuarial losses)	(569)	(569)

Total accumulated other comprehensive (loss) income	$(154)	$228

10.

ACCOUNTING DEVELOPMENTS – In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on July 1, 2008. The adoption did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2009 fiscal year. The Company chose not to adopt SFAS No. 159.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standards (“SFAS”) No.161, Disclosures about Derivative Instruments and Hedging Activities, which require additional disclosure related to derivative instruments and hedging activities. The provisions of SFAS No. 161 are effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

11.	FACILITY CONSOLIDATION AND OTHER CHARGES

During the quarter ended September 30, 2008, the Company recorded a $1.4 million charge for facility consolidation and related costs. The charge principally represents employee separation costs and facility closing costs with no future benefit to the Company. The decision to close facilities was driven by the weakening demand for domestically manufactured residential seating products and vehicle seating products in relation to the Company’s production capacity. At September 30, 2008, the remaining accrued costs relate primarily to employee separation costs that are expected to be paid within the next fiscal quarter.

The following table summarizes the activity related to the facility consolidation and other charges during the quarter ended September 30, 2008 (in millions):

	Employee Separation Costs	Facility Closing Costs	Total

Facility consolidation and other charges for the quarter ended September 30, 2008	$1.3	$0.1	$1.4
Utilization during the quarter ended September 30, 2008	—	0.1	0.1

Accrued facility consolidation charges at September 30, 2008	$1.3	$0.0	$1.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2008 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2008 and 2007. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,

	2008	2007

Net sales	100.0%	100.0%
Cost of goods sold	(81.3)	(80.4)

Gross margin	18.7	19.6
Selling, general and administrative	(18.3)	(17.4)
Facility consolidation and other costs	(1.5)	—

Operating income	(1.1)	2.2
Other expense, net	(0.2)	(0.3)

Income before income taxes	(1.3)	1.9
Income tax expense	0.5	(0.7)

Net income	(0.8)%	1.2%

Results of Operations for the Quarter Ended September 30, 2008 vs. 2007

Net sales for the quarter ended September 30, 2008 were $91.4 million compared to the prior year quarter of $100.9 million, a decrease of 9.4%. Residential net sales were $62.0 million, slightly less than prior year quarter net sales of $62.7 million. Recreational vehicle net sales were $5.9 million, compared to $15.7 million, a decrease of 62.1% from the prior year quarter. Commercial net sales were $23.5 million, compared to $22.5 million in the prior year quarter, an increase of 4.3%.

Gross margin for the quarter ended September 30, 2008 was 18.7% compared to 19.6% in the prior year quarter. The decrease in gross margin percentage is primarily due to under-absorption of fixed manufacturing costs on significantly lower sales volume and higher material costs.

Selling, general and administrative expenses for the quarter ended September 30, 2008 were 18.3% compared to 17.4% in the prior year quarter. This percentage increase is due to under-absorption of fixed costs on the lower sales volume and an increase in bad debt expense of approximately $0.2 million.

During the current quarter the Company announced the closure of its New Paris, IN recreational vehicle seating manufacturing facility and the end of residential furniture manufacturing at its Lancaster, PA facility. The Company recorded pre-tax charges during the current quarter of approximately $1.4 million, or $0.13 per share after tax related to facility consolidations. The Company anticipates that manufacturing consolidation will be completed by December 31, 2008 and estimates total pre-tax facility consolidation charges in the first half of fiscal year 2009 will be in the range of $2.0 million to $2.5 million.

Operating loss for the current quarter was $1.0 million compared to income of $2.2 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax rate was 35.4% and 36.9% in the current and prior year fiscal quarters, respectively. The Company anticipates its effective income tax rate for the fiscal year to be approximately 35.7%. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net loss of $0.7 million or $0.11 per share, compared to the prior year quarter net income of $1.2 million or $0.18 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:
Working Capital (current assets less current liabilities) at September 30, 2008 was $94.5 million. Net cash provided by operating activities was $2.2 million for the three months ended September 30, 2008. Significant changes in working capital from June 30, 2008 to September 30, 2008 included decreased accounts receivable of $2.7 million, decreased inventory of $1.9 million and decreased accounts payable of $2.5 million. The decrease in receivables is related to timing of shipments to customers and the related payment terms. The decrease in inventory is due to lower purchases to support lower sales volume. The decrease in accounts payable is due to the timing of inventory purchases from suppliers, the related payment terms and the timing of payments. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:
Capital expenditures were $0.2 million for the quarter ended September 30, 2008. Depreciation and amortization expense was $1.1 million and $ 1.2 million for the fiscal quarters ended September 30, 2008 and 2007, respectively. The Company expects that capital expenditures will be approximately $2.5 million for the remainder of the 2009 fiscal year.

Financing Activities:
Net cash used in financing activities was $4.3 million during the quarter ended September 30, 2008. Borrowings were lower by $3.5 million due to reduction in accounts receivable and inventory. Dividends of $0.9 million were paid during the quarter.

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

Outlook

The impact of the slowdown of the U. S. economy, where most of our products are sold, has magnified as the news media reports of job losses or layoffs related to cutbacks and closings over a broad spectrum of industries, including the furniture industry. With instability in the financial markets despite government relief efforts, rising prices throughout our supply chain and a changing political landscape, prospects for a recovery appear to be moving further into the future.

In response to these conditions, we continue to adjust our operations and workforce to bring production capacity in line with current and expected demand for our products. Our workforce has been reduced approximately 15% over the past year through layoffs and attrition. As announced in September, we have proceeded with the closing of two long-established manufacturing operations. Our Lancaster, PA facility has produced and distributed high quality residential furniture for over fifty years. As demand tightens and foreign sourced products continue to gain acceptance as providing better value at the retail level, we no longer require this manufacturing capacity for residential products. Our New Paris, IN facility has been an integral part of our success in supplying quality recreational vehicle seating for over twenty-five years. With the recreational vehicle seating industry experiencing such a drastic decline in demand, as reflected by our 62% decrease in recreational vehicle seating net sales from the prior year period, we can no longer support our current capacity. While these are difficult decisions to make, we expect annual pre-tax cost savings of $3.5 million to $4.0 million going forward, and will continue to pursue cost savings in all aspects of our operations.

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

Foreign Currency Risk –During the three-months ended September 30, 2008 and 2007, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2008, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $0.1 million, assuming no change in the volume or composition of debt. On September 30, 2008, the Company had effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps. As of September 30, 2008, the cumulative fair value of the swaps is a liability of approximately $0.2 million and is included in other current liabilities.

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

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2008 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(b) Changes in internal control over financial reporting. As of June 30, 2008, our assessment of the effectiveness of our internal control over financial reporting identified a material weakness in our internal control over financial reporting. The material weakness is related to the design and operating effectiveness of controls over the Company’s material consolidated subsidiary’s reconciliation of accounts payable records to the general ledger.

During the first quarter of fiscal year 2009, we have implemented the following remediation steps to address the material weakness discussed above:

•	Simplified the account structure surrounding the accounts payable transactions by reducing the number of general ledger accounts used to record accounts payable,

•	Improved the accounts payable reconciliation process by revising the automatic postings to accounts payable, and

•	Enhanced the quarterly management review and approval of the accounts payable reconciliation process with our subsidiary associates.

We believe these remediation steps will correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

          There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 24, 2008	By:	/S/ Timothy E. Hall

Timothy E. Hall
Chief Financial Officer &
Principal Financial Officer