Form 10-Q
period 2008-12-31
FLEXSTEEL INDUSTRIES INC
filed 2009-02-09
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or
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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2008	6,575,633

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (UNAUDITED)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash	$802,332	$2,841,323
Investments	—	1,160,066
Trade receivables – less allowance for doubtful accounts:
December 31, 2008, $2,170,000; June 30, 2008, $2,110,000	37,756,370	43,783,224
Inventories	84,042,402	85,791,400
Deferred income taxes	4,870,000	4,210,000
Other	2,414,127	2,853,634
Total current assets	129,885,231	140,639,647
NON-CURRENT ASSETS:
Property, plant and equipment, net	24,658,116	26,372,392
Deferred income taxes	1,600,187	1,392,187
Other assets	10,169,395	11,501,992
TOTAL	$166,312,929	$179,906,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$18,157,370	$14,580,275
Notes payable and current maturities of long-term debt	1,938,466	5,142,945
Accrued liabilities:
Payroll and related items	4,812,144	6,759,941
Insurance	6,099,004	7,176,799
Other	5,787,707	6,059,575
Total current liabilities	36,794,691	39,719,535
LONG-TERM LIABILITIES:
Long-term debt	13,551,379	20,810,597
Deferred compensation	5,028,259	5,343,545
Other liabilities	1,500,739	1,280,154
Total liabilities	56,875,068	67,153,831

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 6,575,633, shares;	6,575,633	6,575,633
Additional paid-in capital	4,369,996	4,255,996
Retained earnings	99,529,388	101,692,431
Accumulated other comprehensive (loss) income	(1,037,156)	228,327
Total shareholders’ equity	109,437,861	112,752,387
TOTAL	$166,312,929	$179,906,218

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
NET SALES	$84,549,730	$105,985,985	$175,966,613	$206,886,348
COST OF GOODS SOLD	(68,418,792)	(83,916,419)	(142,699,189)	(165,053,239)
GROSS MARGIN	16,130,938	22,069,566	33,267,424	41,833,109
SELLING, GENERAL AND ADMINISTRATIVE	(15,393,254)	(18,818,209)	(32,163,291)	(36,381,294)
FACILITY CONSOLIDATION AND OTHER CHARGES	(504,098)	—	(1,852,197)	—
OPERATING INCOME (LOSS)	233,586	3,251,357	(748,064)	5,451,815
OTHER INCOME (EXPENSE):
Interest and other income	503,486	121,380	612,543	220,962
Interest expense	(271,196)	(414,560)	(557,857)	(841,950)
Total	232,290	(293,180)	54,686	(620,988)
INCOME (LOSS) BEFORE INCOME TAXES	465,876	2,958,177	(693,378)	4,830,827
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(170,000)	(1,090,000)	240,000	(1,780,000)
NET INCOME (LOSS)	$295,876	$1,868,177	$(453,378)	$3,050,827

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,575,633	6,573,559	6,575,633	6,572,365
Diluted	6,652,054	6,616,133	6,575,633	6,610,176

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.04	$0.28	$(0.07)	$0.46
Diluted	$0.04	$0.28	$(0.07)	$0.46

DIVIDENDS DECLARED PER COMMON SHARE	$0.13	$0.13	$0.26	$0.26

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(453,378)	$3,050,827
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,986,447	2,363,095
Stock-based compensation expense	114,000	186,000
Gain on disposition of capital assets	(186,037)	(43,101)
Gain on sale of investments	(462,473)	—
Impairment of long-lived assets	137,638	—
Deferred income taxes	(241,145)	(248,967)
Changes in operating assets and liabilities:
Trade receivables	6,026,854	8,782,128
Inventories	1,748,998	(9,292,901)
Other current assets	590,554	274,851
Other assets	10,767	(75,055)
Accounts payable – trade	3,576,113	(855,930)
Accrued liabilities	(3,297,461)	(315,776)
Other Long-Term Liabilities	27,090	—
Deferred compensation	(315,286)	(109,369)
Net cash provided by operating activities	9,262,681	3,715,802

INVESTING ACTIVITIES:
Purchases of investments	(129,878)	(137,055)
Proceeds from sales of investments	1,219,977	430,299
Proceeds from sale of capital assets	553,857	62,496
Capital expenditures	(772,266)	(881,955)
Net cash provided by (used in) investing activities	871,690	(526,215)

FINANCING ACTIVITIES:
(Payment of) proceeds from short-term borrowings, net	(3,216,469)	6,303
Repayment of long-term borrowings	(7,247,228)	(246,979)
Dividends paid	(1,709,665)	(1,708,795)
Proceeds from issuance of common stock	—	43,382
Net cash used in financing activities	(12,173,362)	(1,906,089)

(Decrease) increase in cash	(2,038,991)	1,283,498
Cash at beginning of period	2,841,323	900,326
Cash at end of period	$802,332	$2,183,824

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Six Months Ended December 31,
	2008	2007
Interest	$568,000	$849,000
Income taxes	$142,000	$1,755,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2008

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the six-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company has one active wholly-owned subsidiary, DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with a manufacturing plant and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture. The Company has two inactive wholly owned subsidiaries: (1) Desert Dreams, Inc. and (2) Four Seasons, Inc.

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $2.8 million and $3.3 million higher at December 31, 2008 and June 30, 2008, respectively, if they had been valued on the FIFO method. Inventory quantities for steel and wood have been reduced during the first six months of fiscal year 2009. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately $0.5 million and increased net income by approximately $0.3 million. A comparison of inventories is as follows (in thousands):

	December 31, 2008	June 30, 2008
Raw materials	$13,300	$15,272
Work in process and finished parts	6,840	8,082
Finished goods	63,902	62,437
Total	$84,042	$85,791

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At December 31, 2008, borrowings and credit arrangements consisted of the following (in thousands):

Current:

Current maturities of long-term debt	$538

Overnight borrowings; interest rate at prime minus 1%; unsecured; $4.0 million line of credit	518

Overnight borrowings; interest rate at prime minus 1%; $12.0 million working capital line of credit through June 30, 2009; unsecured	882

Long-Term:

$20.0 million revolving note; expires September 30, 2012; interest rate at LIBOR + 1.00%; unsecured	13,000

$2.6 million fixed rate note; requiring payments through December 2010; interest rate at 5.0%; secured by certain delivery equipment; net of current portion	552

Total	$15,490

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

The short-term portion of the credit facility provides working capital financing up to $12.0 million with interest selected at the option of the Company at prime (3.25% at December 31, 2008) or LIBOR (.46% at December 31, 2008) plus 0.875%. No amount was outstanding at December 31, 2008. The short-term portion also provides overnight credit when required for operations at prime minus 1.0%. At December 31, 2008, $0.9 million was outstanding related to overnight credit. The long-term portion of the credit facility provides up to $20.0 million, of which $13.0 million was outstanding at December 31, 2008. Variable interest is set monthly at the option of the Company at prime or LIBOR plus 1.0%. The credit facility also provides $0.1 million to support letters of credit issued by the Company of which no amount was outstanding at December 31, 2008. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate minus 1.0%. As of December 31, 2008, the Company has effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains certain restrictive covenants that require the Company, among other things, to maintain an interest coverage ratio, leverage ratio, and limitations on capital disposals, all as defined in the credit agreement. At December 31, 2008, the Company was in compliance with all financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $4.9 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. At December 31, 2008, $0.5 million was outstanding on the line of credit at prime minus 1.0%.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $10.0 million with a weighted average fixed rate of 5.0% at December 31, 2008. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive income. The cumulative fair value of the swaps was a liability of $0.5 million and $0.3 million as of December 31, 2008 and June 30, 2008, respectively, and is reflected as other current liabilities on the accompanying consolidated balance sheet. As of December 31, 2008, all of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item.

5.	STOCK-BASED COMPENSATION – The Company has two stock-based compensation methods available when determining employee compensation.

(1)

2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee has selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the two-year transition period beginning July 1, 2007 and ending on June 30, 2009 and the three-year performance periods beginning July 1, 2007 and ending on June 30, 2010 and beginning July 1, 2008 and ending on June 30, 2011. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2008-2009, 2008-2010 and 2009-2011 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid. Accordingly, compensation cost is re-measured based on the award’s estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period. Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within liabilities.

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

No compensation costs were accrued at December 31, 2008 or 2007. If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million per year based on the estimated fair values at December 31, 2008. At December 31, 2008, 500,000 shares were available for awards.

(2)

Stock Options Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In December 2008 and 2007, the Company issued options for 265,000 and 120,000 common shares at weighted average exercise prices of $6.82 and $12.40 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.1 million and $0.2 million during the quarter ended December 31, 2008 and 2007, respectively. The assumptions used in determining the compensation expense are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2009 and 2008, respectively; dividend yield of 7.6% and 4.2%, expected volatility of 21.8% and 19.5%; risk-free interest rate of 1.6% and 3.3%; and an expected life of 6 and 5 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2008 and 2007 was $0.45 and $1.63, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three and six months ended December 31, 2008 and 2007 were not material.

At December 31, 2008, 131,850 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2009 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2008, and the changes from June 30, 2007, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2007	782,174	$15.45	$0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(5,790)	16.07
Outstanding and exercisable at June 30, 2008	892,984	15.04	0.0
Granted	265,000	6.82
Exercised	—	—
Canceled	(23,045)	14.84
Outstanding and exercisable at December 31, 2008	1,134,939	$13.13	$0.0

          The following table summarizes information for options outstanding and exercisable at December 31, 2008:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	286,050	9.4	$7.09
12.35 – 13.59	295,773	7.3	12.63
14.40 – 16.52	412,016	5.8	15.56
19.21 – 20.27	141,100	4.9	19.32
$6.81 – 20.27	1,134,939	7.0	$13.13

6.

INCOME TAXES – In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the expected annual income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the quarter in which they occur.

At December 31, 2008 and June 30, 2008, the Company had approximately $0.7 million of gross liabilities related to unrecognized tax benefits (composed of $0.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income.

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

8.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and six months ended December 31, 2008 and 2007, net income as reported for each respective period is divided by:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Basic shares outstanding	6,575,633	6,573,559	6,575,633	6,572,365
Dilutive effect of stock options	76,421	42,574	—	37,811
Diluted shares outstanding	6,652,054	6,616,133	6,575,633	6,610,176

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	869,939	572,201	1,134,939	572,201

9.	COMPREHENSIVE INCOME – The components of comprehensive (loss) income, net of income taxes, for the quarters and six months ended, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net income (loss)	$296	$1,868	$(453)	$3,051
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $89, $78, $76 and $155, respectively	(146)	(108)	(119)	(239)
Change in fair value of available-for-sale, securities, net of income taxes of $452, $(24), $703 and $(99), respectively	(737)	44	(1,147)	166
Total other comprehensive (loss)	(883)	(64)	(1,266)	(73)
Total comprehensive (loss) income	$(587)	$1,804	$(1,719)	$2,978

The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	December 31, 2008	June 30, 2008
Available-for-sale securities	$(172)	$975
Interest rate swaps	(296)	(178)
SFAS No. 158 transition adjustment (actuarial losses)	(569)	(569)
Total accumulated other comprehensive (loss) income	$(1,037)	$228

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

During the quarter and six months ended December 31, 2008, the Company recorded charges for facility consolidation and related costs of $0.5 million and $1.8 million, respectively. The charges represent employee separation costs and facility closing costs with no future benefit to the Company. In the process of recording facility consolidation charges, the company reviewed the usefulness and/or ability to sell idle assets at these facilities in order to determine their fair value. Based on this review, the Company recorded an asset impairment of $0.1 million related to machinery and equipment and included it in the “Facility Consolidation and Other Charges” line in the Consolidated Statements of Income. At December 31, 2008, the remaining accrued costs of $0.1 million relate primarily to employee severance costs and are classified as “Accrued Liabilities: Other” in the Consolidated Balance Sheet.

The following table summarizes the activity related to the facility consolidation and other charges during the six months ended December 31, 2008 (in millions):

	Employee Separation Costs	Facility Closing Costs	Total
Facility consolidation and other charges for the quarter ended September 30, 2008	$1.3	$0.1	$1.4
Utilization during the quarter ended September 30, 2008	—	0.1	0.1
Facility consolidation and other charges at September 30, 2008	$1.3	$0.0	$1.3
Costs incurred during the three months ended December 31, 2008	0.1	0.4	0.5
Facility consolidation and other charges at December 31, 2008	$1.4	$0.4	$1.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2008 and 2007. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.00%
Cost of goods sold	(80.9)	(79.2)	(81.1)	(79.8)
Gross margin	19.1	20.8	18.9	20.2
Selling, general and administrative	(18.3)	(17.8)	(18.2)	(17.6)
Facility consolidation and other costs	(0.6)	—	(1.1)	—
Operating income (loss)	0.2	3.0	(0.4)	2.6
Other income (expense), net	0.3	(0.2)	—	(0.3)
Income (loss) before income taxes	0.5	2.8	(0.4)	2.3
Income tax (expense) benefit	(0.2)	(1.0)	0.1	(0.8)
Net income (loss)	0.3%	1.8%	(0.3)%	1.5%

Results of Operations for the Quarter Ended December 31, 2008 vs. 2007

Net sales for the quarter ended December 31, 2008 were $84.5 million compared to the prior year quarter of $106.0 million, a decrease of 20%. Residential net sales were $58.1 million, a decrease of 14% from the prior year quarter net sales of $67.5 million. Recreational vehicle net sales were $4.9 million, a decrease of 67% from the prior year quarter net sales of $14.9 million. Commercial net sales were $21.5 million compared to $23.6 million in the prior year quarter, a decrease of 9%.

Gross margin for the quarter ended December 31, 2008 was 19.1% compared to 20.8% in the prior year quarter. The decrease in gross margin percentage is primarily due to higher costs for purchased product and materials and to a lesser extent under-utilization of manufacturing capacity on significantly lower sales volume.

Selling, general and administrative expenses for the quarter ended December 31, 2008 were 18.2% compared to 17.8% in the prior year quarter. This percentage increase is due to under-absorption of fixed costs on the lower sales volume and an increase in bad debt expense of approximately $0.2 million.

Results for the quarter ended December 31, 2008 included a pre-tax gain on the sale of securities held for investment of $0.5 million or $0.04 per share after tax. During the current quarter the Company recorded pre-tax charges of approximately $0.5 million, or $0.05 per share after tax related to facility consolidation.

Operating income for the current quarter was $0.2 million compared to $3.3 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax rate was 36.4% and 36.8% in the current and prior year fiscal quarters, respectively. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net income of $0.3 million or $0.04 per share, compared to the prior year quarter net income of $1.9 million or $0.28 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2008 vs. 2007

For the six months ended December 31, 2008, the Company reported net sales of $176.0 million compared to the prior year sales of $206.9 million, a decrease of 15%. Residential net sales were $120.1 million, a decrease of 8% from the six months ended December 31, 2007. Recreational vehicle net sales were $10.9 million, a decrease of 65% from the prior year six months. Commercial net sales were $45.0 million, a decrease of 2% from the six months ended December 31, 2007.

Gross margin for the six-month period ended December 31, 2008 was 18.9% compared to 20.2% in the prior year six-month period. The decrease in gross margin percentage is primarily due to higher costs for purchased product and materials and to a lesser extent under-utilization of manufacturing capacity on significantly lower sales volume.

Selling, general and administrative expenses were 18.2% compared to 17.6% in the prior year six-month period. This percentage increase is due to under-absorption of fixed costs on the lower sales volume and an increase in bad debt expense of approximately $0.4 million.

Results for the six-month period ended December 31, 2008 included a pre-tax gain on the sale of securities held for investment of $0.5 million or $0.04 per share after tax. During the current six-month period the Company recorded pre-tax charges of approximately $1.8 million, or $0.18 per share after tax related to facility consolidation.

Operating loss for the six months ended December 31, 2008 was $0.7 million compared to operating income of $5.5 million in the prior year six-month period reflecting the aforementioned factors.

The effective income tax rate was 34.6% and 36.8% in the current and prior year six-month periods, respectively. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in net loss of $0.5 million or $0.07 per share, compared to the prior year six-month period net income of $3.0 million or $0.46 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:
Working Capital (current assets less current liabilities) at December 31, 2008 was $93.1 million. Net cash provided by operating activities was $9.3 million for the six months ended December 31, 2008 compared to $3.7 million at December 31, 2007. Significant changes in working capital from June 30, 2008 to December 31, 2008 included decreased accounts receivable of $6.0 million, decreased inventory of $1.7 million and increased accounts payable of $3.6 million. The decrease in receivables is related to timing of shipments to customers and the related payment terms. The decrease in inventory is due to lower purchases to support lower sales volume. The increase in accounts payable is due to the timing of inventory purchases from suppliers, the related payment terms and the timing of payments. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:
Net cash provided by investing activities was $0.9 million during the six-month period ended December 31, 2008. Proceeds from the sale of utility stocks were $0.7 million. Capital expenditures were $0.8 million for the six months ended December

31, 2008. Depreciation and amortization expense was $2.0 million and $2.4 million for the six-month periods ended December 31, 2008 and 2007, respectively. The Company expects that capital expenditures will be less than $1.0 million for the remainder of the 2009 fiscal year.

Financing Activities:
Net cash used in financing activities was $12.2 million during the six-month period ended December 31, 2008. Borrowings were lower by $10.5 million primarily due to the increase in accounts payable. The increase in accounts payable was related to delayed timing of payments due to shutdown of operations for the last two weeks of the quarter. The reduction in accounts receivable and inventory also contributed to lower borrowings. Dividends of $1.7 million were paid during the six-month period.

The Company has begun the process of obtaining an extension or refinancing its working capital line of credit that expires June 30, 2009. The Company believes that it will be able to successfully extend or refinance the terms of the current agreement prior to its expiration date; however, there can be no assurance that the Company will be successful in maintaining all of the current terms of the agreement.

Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2009. In the opinion of management, the Company’s current liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations. However, should the current economic conditions continue for an extended period of time or deteriorate significantly, we would further evaluate all uses of cash and credit facilities, including the payment of dividends and purchase of capital assets.

Outlook

The consolidation of manufacturing operations that the Company announced on September 10, 2008 has been substantially completed as of December 31, 2008. Significant workforce reductions have taken place at other facilities as we continue to adjust operations to bring production capacity in line with current and expected demand for our products. Company wide employment has been reduced approximately 25% over the past year.

Demand for our products is dependent on factors such as consumer confidence, affordable housing, reasonably attainable financing and an economy with low levels of unemployment and high levels of disposable income. These factors are all currently in poor positions, and indications are that they will remain that way in the near-term. We are not anticipating significant improvements in market conditions at this time, and are managing our business on that basis.

While we expect that current business conditions will persist for the remainder of fiscal year 2009, we remain optimistic that our strategy of a wide range of quality product offerings and price points to the residential, recreational vehicle and commercial markets combined with our conservative approach to business will be rewarded over the longer-term.

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

Foreign Currency Risk –During the six months ended December 31, 2008 and 2007, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2008, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $40,000, assuming no change in the volume or composition of debt. On December 31,

2008, the Company had effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps. As of December 31, 2008, the cumulative fair value of the swaps is a liability of approximately $0.5 million and is included in other current liabilities.

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

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

We believe these remediation steps will correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first six months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 9, 2008	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer &
Principal Financial Officer