Form 10-Q
period 2009-03-31
FLEXSTEEL INDUSTRIES INC
filed 2009-05-06
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer   ☐      Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2009	6,575,633

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (UNAUDITED)	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash	$2,379,687	$2,841,323
Investments	—	1,160,066
Trade receivables – less allowance for doubtful accounts: March 31, 2009, $1,930,000; June 30, 2008, $2,110,000	32,176,888	43,783,224
Inventories	76,699,397	85,791,400
Deferred income taxes	4,920,000	4,210,000
Other	3,245,130	2,853,634
Total current assets	119,421,102	140,639,647
NON-CURRENT ASSETS:
Property, plant and equipment, net	23,885,251	26,372,392
Deferred income taxes	1,595,187	1,392,187
Other assets	10,199,719	11,501,992
TOTAL	$155,101,259	$179,906,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$10,765,295	$14,580,275
Notes payable and current maturities of long-term debt	4,000,000	5,142,945
Accrued liabilities:
Payroll and related items	5,742,595	6,759,941
Insurance	6,516,789	7,176,799
Other	4,552,517	6,059,575
Total current liabilities	31,577,196	39,719,535
LONG-TERM LIABILITIES:
Long-term debt	10,000,000	20,810,597
Deferred compensation	5,051,141	5,343,545
Other liabilities	1,310,561	1,280,154
Total liabilities	47,938,898	67,153,831

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 6,575,633, shares;	6,575,633	6,575,633
Additional paid-in capital	4,369,996	4,255,996
Retained earnings	97,346,180	101,692,431
Accumulated other comprehensive (loss) income	(1,129,448)	228,327
Total shareholders’ equity	107,162,361	112,752,387
TOTAL	$155,101,259	$179,906,218

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31		Nine Months Ended March 31,
	2009	2008	2009	2008
NET SALES	$73,626,704	$98,138,372	$249,593,317	$305,024,720
COST OF GOODS SOLD	(61,458,764)	(80,119,291)	(204,157,953)	(245,172,530)
GROSS MARGIN	12,167,940	18,019,081	45,435,364	59,852,190
SELLING, GENERAL AND ADMINISTRATIVE	(14,459,001)	(16,486,183)	(46,622,292)	(52,867,477)
FACILITY CONSOLIDATION AND OTHER CHARGES	(528,998)	—	(2,381,195)	—
OPERATING (LOSS) INCOME	(2,820,059)	1,532,898	(3,568,123)	6,984,713
OTHER INCOME (EXPENSE):
Interest and other income	76,442	108,361	688,985	329,323
Interest expense	(190,810)	(341,728)	(748,667)	(1,183,678)
Total	(114,368)	(233,367)	(59,682)	(854,355)
(LOSS) INCOME BEFORE INCOME TAXES	(2,934,427)	1,299,531	(3,627,805)	6,130,358
BENEFIT FROM (PROVISION FOR) INCOME TAXES	1,080,000	(450,000)	1,320,000	(2,230,000)
NET (LOSS) INCOME	$(1,854,427)	$849,531	$(2,307,805)	$3,900,358

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,575,633	6,575,633	6,575,633	6,573,454
Diluted	6,575,633	6,615,678	6,575,633	6,612,010

(LOSS) EARNINGS PER SHARE OF COMMON STOCK:
Basic	$(0.28)	$0.13	$(0.35)	$0.59
Diluted	$(0.28)	$0.13	$(0.35)	$0.59

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.13	$0.31	$0.39

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(2,307,805)	$3,900,358
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,846,232	3,404,290
Stock-based compensation expense	114,000	186,000
Gain on disposition of capital assets	(227,252)	(43,301)
Gain on sale of investments	(462,473)	—
Impairment of long-lived assets	137,638	—
Deferred income taxes	(335,770)	240,301
Changes in operating assets and liabilities:
Trade receivables	11,606,336	15,672,992
Inventories	9,092,003	(5,866,734)
Other current assets	(129,655)	(385,773)
Other assets	(10,893)	(29,669)
Accounts payable – trade	(3,818,070)	(4,088,320)
Accrued liabilities	(3,184,414)	(1,447,946)
Other Long-Term Liabilities	(77,939)	10,000
Deferred compensation	(292,404)	(137,991)
Net cash provided by operating activities	12,949,534	11,414,207
INVESTING ACTIVITIES:
Purchases of investments	(436,102)	(508,145)
Proceeds from sales of investments	1,278,927	619,899
Proceeds from sale of capital assets	651,359	63,022
Capital expenditures	(913,366)	(998,895)
Net cash provided by (used in) investing activities	580,818	(824,119)
FINANCING ACTIVITIES:
Payment of short-term borrowings, net	(1,142,945)	(5,529,271)
Payment of long-term borrowings	(10,810,597)	(372,795)
Dividends paid	(2,038,446)	(2,563,046)
Proceeds from issuance of common stock	—	61,706
Net cash used in financing activities	(13,991,988)	(8,403,406)

(Decrease) increase in cash	(461,636)	2,186,682
Cash at beginning of period	2,841,323	900,326
Cash at end of period	$2,379,687	$3,087,008

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

	Nine Months Ended March 31,
	2009	2008
Interest	$758,000	$1,194,000
Income taxes	$176,000	$2,319,000

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2009

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

FAIR VALUE MEASUREMENTS – The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, subject to the deferral provisions of FASB Staff Position 157-2, Effect Date of FASB Statement No. 157, as of July 1, 2008. SFAS 157 established a framework for measuring fair value and expanded disclosures about fair value measurements. SFAS 157 applies to all assets and liabilities that are measured and reported on a fair value basis. This enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data.

2.

INVENTORIES – The Company values inventory at the lower of cost or market. Raw steel, lumber and wood frame parts are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $2.5 million and $3.3 million higher at March 31, 2009 and June 30, 2008, respectively, if they had been valued on the FIFO method. Inventory quantities for steel and wood have been reduced during the first nine months of fiscal year 2009. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of current year purchases, the effect of which decreased cost of goods sold by approximately

$0.8 million and decreased net loss by approximately $0.5 million. A comparison of inventories is as follows (in thousands):

	March 31, 2009	June 30, 2008
Raw materials	$10,659	$15,272
Work in process and finished parts	5,850	8,082
Finished goods	60,190	62,437
Total	$76,699	$85,791

3.	BORROWINGS AND CREDIT ARRANGEMENTS – At March 31, 2009, borrowings and credit arrangements consisted of the following (in thousands):

Current:

Overnight borrowings; interest rate at prime minus 1%; unsecured; $4.0 million line of credit	$—

$15 million working capital line of credit; expires June 30, 2010:
Overnight borrowings; interest rate at prime; secured	—
Short-term line of credit; interest rate at LIBOR + 2.25%; secured	4,000

Long-Term:

$10.0 million revolving note; expires September 30, 2011; interest rate at LIBOR + 3.00%; secured	10,000

Total	$14,000

The Company has lines of credit of $29.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

In March 2009, the Company amended its credit facility agreements with its primary bank reducing its long-term availability from $20.0 million to $10.0 million, shortening the maturity date to September 30, 2011, increasing its short-term facility from $12.0 million to $15.0 million, and extending its short-term facility to June 30, 2010. The Company pledged accounts receivable and inventory as security under the amended credit facility agreements. The amount of credit available to the Company will be based on eligible accounts receivable and inventory as defined in the amended agreements. At March 31, 2009, the Company had available collateral, as defined by the bank, of $52.9 million with borrowing availability of $25.0 million of which $14.0 million was outstanding.

The amended agreements provide short-term working capital financing up to $15.0 million with interest selected at the option of the Company at a Commercial Bank Floating Rate (“CBFR”) which is the prime rate subject to a floor calculation of adjusted one month LIBOR rate (3.25% at March 31, 2009) or LIBOR (0.52% at March 31, 2009) plus 2.25%. At March 31, 2009, $4.0 million was outstanding. The short-term portion also provides overnight credit when required for operations at prime. No amounts were outstanding at March 31, 2009 related to overnight credit. As prescribed by SFAS 157, which is previously discussed in Note 1, the Company recognizes the fair value of the borrowings as a Level 2 valuation.

The long-term portion of the credit facility provides up to $10.0 million and expires September 30, 2011. At March 31, 2009, $10.0 million was outstanding. Variable interest is set monthly at the option of the Company at a CBFR or LIBOR plus 3.0%. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate. As of March 31, 2009, the Company has effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio. The ratio is computed as net income plus amortization, depreciation, interest expense, income taxes and the aggregate of all expenses related to stock options (“EBITDA”) divided by interest expense, which will vary by quarter over the term of the agreement. At March 31, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains a $4.0 million line of credit, cumulative letter of credit facilities and where its routine daily banking transactions are processed. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $4.9 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amount was outstanding on the line of credit at prime minus 1.0% at March 31, 2009.

The Company had financed the purchase of delivery equipment during fiscal year 2006 through a five-year fixed rate note at 4.99%. The note required payments through December 2010. In March 2009, the Company paid the balance of the notes in full.

4.

DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES – Related to its variable debt, the Company has interest rate swaps utilized to hedge against adverse changes in interest rates. The notional principal amounts of the outstanding interest rate swaps totaled $10.0 million with a weighted average fixed rate of 5.0% at March 31, 2009. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regard to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive (loss) income. The cumulative fair value of the swaps was a liability of $0.4 million and $0.3 million as of March 31, 2009 and June 30, 2008, respectively, and is reflected as other liabilities on the accompanying consolidated balance sheet. As of March 31, 2009, all of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. As prescribed by SFAS 157, which is previously discussed in Note 1, the Company recognizes the fair value of the swap liability as a Level 2 valuation.

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

No compensation costs were accrued at March 31, 2009 or 2008.   If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million per year based on the estimated fair values at March 31, 2009.  At March 31, 2009, 500,000 shares were available for awards.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In December 2008 and 2007, the Company issued options for 265,000 and 120,000 common shares at weighted average exercise prices of $6.82 and $12.40 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $ 0.1 million and $0.2 million during the quarter ended December 31, 2008 and 2007, respectively. The assumptions used in determining the compensation expense are discussed below.

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

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2008 and 2007 was $0.45 and $1.63, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the three and nine months ended March 31, 2009 and 2008 were not material.

At March 31, 2009, 145,100 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company does not expect to repurchase any shares during fiscal year 2009 related to stock option exercises. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of March 31, 2009, and the changes from June 30, 2007, are presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2007	782,174	$15.45	$0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(5,790)	16.07
Outstanding and exercisable at June 30, 2008	892,984	15.04	0.0
Granted	265,000	6.82
Exercised	—	—
Canceled	(36,295)	15.14
Outstanding and exercisable at March 31, 2009	1,121,689	$13.09	$0.0

The following table summarizes information for options outstanding and exercisable at March 31, 2009:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	286,050	9.1	$7.09
12.35 – 13.59	295,773	7.0	12.63
14.40 – 16.52	401,266	5.6	15.55
19.21 – 20.27	138,600	4.7	19.32
$6.81 – 20.27	1,121,689	6.8	$13.09

6.

INCOME TAXES – In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the expected annual income (loss), statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates.   This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse.  In accordance with the Company’s income tax policy, significant or unusual items are separately recognized in the quarter in which they occur.

At March 31, 2009 and June 30, 2008, the Company had approximately $0.7 million of gross liabilities related to unrecognized tax benefits (composed of $0.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations.

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

8.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarters and nine months ended March 31, 2009 and 2008, net (loss) income as reported for each respective period is divided by:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Basic shares outstanding	6,575,633	6,575,633	6,575,633	6,573,454
Dilutive effect of stock options	—	40,045	—	38,556
Diluted shares outstanding	6,575,633	6,615,678	6,575,633	6,612,010

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	1,121,689	569,201	1,121,689	569,201

9.	COMPREHENSIVE (LOSS) INCOME – The components of comprehensive (loss) income, net of income taxes, for the quarters and nine months ended, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net (loss) income	$(1,854)	$850	$(2,308)	$3,900
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $(30), $104, $47 and $260, respectively	55	(170)	(63)	(409)
Change in fair value of available-for-sale, securities, net of income taxes of $91, $153, $793 and $54, respectively	(148)	(250)	(1,295)	(83)
Total other comprehensive (loss)	(93)	(420)	(1,358)	(492)
Total comprehensive (loss) income	$(1,947)	$430	$(3,666)	$3,408

The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	March 31, 2009	June 30, 2008
Available-for-sale securities	$(320)	$975
Interest rate swaps	(241)	(178)
SFAS No. 158 transition adjustment (actuarial losses)	(569)	(569)
Total accumulated other comprehensive (loss) income	$(1,130)	$228

10.

ACCOUNTING DEVELOPMENTS – In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted SFAS No. 157 on July 1, 2008 for all assets and liabilities measured at fair value except for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis, as permitted by FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157. The adoption did not have a material impact on the Company’s financial statements.

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

During the quarter and nine months ended March 31, 2009, the Company recorded charges for facility consolidation and related costs of $0.5 million and $2.4 million, respectively. The charges represent employee separation costs and facility closing costs with no future benefit to the Company. In the process of recording facility consolidation charges, the company reviewed the usefulness and/or ability to sell idle assets at these facilities in order to determine their fair value. Based on this review, the Company recorded an asset impairment of $0.1 million related to machinery and equipment and included it in the “Facility Consolidation and Other Charges” line in the Consolidated Statements of Operations. At March 31, 2009, the remaining accrued costs of $0.2 million relate primarily to employee severance costs and are classified as “Accrued Liabilities: Other” in the Consolidated Balance Sheet.

The following table summarizes the activity related to the facility consolidation and other charges during the nine months ended March 31, 2009 (in millions):

	Employee Separation Costs	Facility Closing Costs	Total
Facility consolidation and other charges for the quarter ended September 30, 2008	$1.3	$0.1	$1.4
Costs incurred during the three months ended December 31, 2008	0.1	0.4	0.5
Facility consolidation and other charges at December 31, 2008	$1.4	$0.5	$1.9
Costs incurred during the three months ended March 31, 2009	0.5	—	0.5
Facility consolidation and other charges at March 31, 2009	$1.9	$0.5	$2.4

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2008 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2009 and 2008. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(83.5)	(81.6)	(81.8)	(80.4)
Gross margin	16.5	18.4	18.2	19.6
Selling, general and administrative	(19.6)	(16.8)	(18.7)	(17.3)
Facility consolidation and other costs	(0.7)	—	(0.9)	—
Operating (loss) income	(3.8)	1.6	(1.4)	2.3
Other (expense) income, net	(0.2)	(0.2)	(0.0)	(0.3)
(Loss) income before income taxes	(4.0)	1.4	(1.4)	2.0
Income tax benefit (expense)	1.5	(0.5)	0.5	(0.7)
Net (loss) income	(2.5)%	0.9%	(0.9)%	1.3%

Results of Operations for the Quarter Ended March 31, 2009 vs. 2008

The following table compares net sales in total and by area of application for the quarter ended March 31, 2009 to the prior year quarter (in millions).

	Net Sales Quarter Ended March 31,
Area of Application	2009	2008	$ Change	% Change
Residential	$53.6	$60.9	$(7.3)	(11.9)%
Recreational Vehicle	2.5	14.0	(11.5)	(82.0)
Commercial	17.5	23.2	(5.7)	(24.9)
Total	$73.6	$98.1	$(24.5)	(25.0)%

Gross margin for the quarter ended March 31, 2009 was 16.5% compared to 18.4% in the prior year quarter. The decrease in gross margin percentage is primarily due to adjustments to realizable value on inventory of $1.7 million (2.2% of net sales) due to business conditions primarily related to vehicle seating.

Selling, general and administrative expenses for the quarter ended March 31, 2009 were 19.6% of net sales compared to 16.8% of net sales in the prior year quarter. This percentage increase is due to under-absorption of fixed costs on the lower sales volume and an increase in bad debt expense of approximately $0.3 million.

During the current quarter the Company recorded pre-tax charges of approximately $0.5 million of employee separation costs due to business conditions.

Operating loss for the current quarter was $2.8 million compared to operating income of $1.5 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax rate was 36.8% and 34.6% in the current and prior year fiscal quarters, respectively. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in current quarter net loss of $1.9 million or $0.28 per share, compared to the prior year quarter net income of $0.8 million or $0.13 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2009 vs. 2008

The following table compares net sales in total and by area of application for the nine months ended March 31, 2009 to the prior year nine-month period (in millions).

	Net Sales Nine Months Ended March 31,
Area of Application	2009	2008	$ Change	% Change
Residential	$173.7	$191.2	$(17.5)	(9.1)%
Recreational Vehicle	13.4	44.5	(31.1)	(70.0)
Commercial	62.5	69.3	(6.8)	(9.9)
Total	$249.6	$305.0	$(55.4)	(18.2)%

Gross margin for the nine-month period ended March 31, 2009 was 18.2% compared to 19.6% in the prior year nine-month period. The decrease in gross margin percentage is primarily due to under-utilization of capacity on significantly lower sales volume and the aforementioned $1.7 million adjustment to realizable value on inventory.

Selling, general and administrative expenses were 18.7% compared to 17.3% in the prior year nine-month period. This percentage increase is due to under-absorption of fixed costs on the lower sales volume and an increase in bad debt expense of approximately $0.7 million.

Results for the nine-month period ended March 31, 2009 included a pre-tax gain on the sale of securities held for investment of $0.5 million or $0.04 per share after tax. During the current nine-month period the Company recorded pre-tax charges of approximately $2.4 million, or $0.23 per share after tax related to facility consolidation.

Operating loss for the nine months ended March 31, 2009 was $3.6 million compared to operating income of $7.0 million in the prior year nine-month period reflecting the aforementioned factors.

The effective income tax rate was 36.4% in the current and prior year nine-month periods. The primary difference between the federal statutory rate and the expected effective rate is the result of state taxes.

The above factors resulted in net loss of $2.3 million or $0.35 per share, compared to the prior year nine-month period net income of $3.9 million or $0.59 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working Capital (current assets less current liabilities) at March 31, 2009 was $87.8 million. Net cash provided by operating activities was $12.9 million for the nine months ended March 31, 2009 compared to $11.4 million at March 31, 2008. Cash from operating activities was used primarily to reduce borrowings by $12.0 million and pay dividends of $2.0 million. Significant changes in working capital from June 30, 2008 to March 31, 2009 included decreased accounts receivable of $11.6 million, decreased inventory of $9.1 million and decreased accounts payable of $3.8 million. The decrease in receivables is related to lower shipment volume, as well as the timing of shipments to customers and the related payment terms.  Inventory decreased $7.4 million due to lower forecasted customer requirements and $1.7 million due to write-downs related to current business environment primarily in vehicle seating applications. The decrease in accounts payable relates to reduced purchase volume based on current demand.  The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:

Net cash provided by investing activities was $0.6 million during the nine-month period ended March 31, 2009. Proceeds from the sale of investments were $0.7 million. Capital expenditures were $0.9 million for the nine months ended March 31, 2009. Depreciation and amortization expense was $2.8 million and $3.4 million for the nine-month periods ended March 31, 2009 and 2008, respectively. The Company expects that capital expenditures will be less than $0.5 million for the remainder of the 2009 fiscal year.

Financing Activities:

Net cash used in financing activities was $14.0 million during the nine-month period ended March 31, 2009. Borrowings were lower by $12.0 million primarily due to the reduction in accounts receivable and inventory. Dividends of $2.0 million were paid during the nine-month period.

During the third quarter of fiscal year 2009, the Company negotiated a refinancing of its working capital line of credit that would have expired June 30, 2009. The Company’s short-term credit facility was increased from $12 million to $15 million and expires June 30, 2010. The long-term credit facility was reduced from $20 million to $10 million and expires September 30, 2011.

The Company pledged accounts receivable and inventory as security under the amended credit facility agreements. The amount of credit available to the Company will be based on eligible accounts receivable and inventory as defined in the amended agreements. At March 31, 2009, the Company had available collateral, as defined by the bank, of $52.9 million with borrowing availability of $25.0 million of which $14.0 million was outstanding. The Company believes that the available credit under the amended agreements is sufficient to support its financing needs.

During the third quarter of fiscal year 2009, the Company’s Board of Directors voted to decrease the quarterly dividend from $0.13 per share to $0.05 per share. The action was taken to conserve cash and further strengthen the Company’s balance sheet by reducing debt levels. If the reduced dividend would remain in effect for one full year the result will be annual cash savings of $2.1 million.

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

Outlook

The consolidation of manufacturing operations that the Company announced on September 10, 2008 was substantially completed as of December 31, 2008. However, workforce reductions have taken place at other facilities as we continue to adjust operations to bring production capacity in line with current and expected demand for our products. Company wide employment has been reduced approximately 30% over the past year.

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

While we expect that current business conditions will persist for the remainder of calendar year 2009, we remain optimistic that our strategy of a wide range of quality product offerings and price points to the residential, recreational vehicle and commercial markets combined with our conservative approach to business will be rewarded over the longer-term.

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

Foreign Currency Risk – During the nine months ended March 31, 2009 and 2008, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2009, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $40,000, assuming no change in the volume or composition of debt. On March 31, 2009, the Company had effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps. As of March 31, 2009, the cumulative fair value of the swaps is a liability of approximately $0.4 million and is included in other liabilities.

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because they are not yet able to conclude that we have remediated the material weakness in internal control over financial reporting identified in Item 9A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

We believe these remediation steps will correct the material weakness discussed above. We will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting in conjunction with our fiscal year 2009 testing procedures. Except as discussed above, we have not identified any changes in our internal control over financial reporting during the first nine months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	May 6, 2009	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer (Principal Financial & Accounting Officer)