Form 10-K
period 2009-06-30
FLEXSTEEL INDUSTRIES INC
filed 2009-08-26
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2008 (which was the last business day of the registrant’s most recently completed second quarter) was $26,794,561.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 6,576,373 Common Shares ($1 par value) as of August 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2009 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

          The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

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

	FOR THE YEARS ENDED JUNE 30,
	2009	2008	2007
Residential	$230,727	$258,084	$259,710
Recreational Vehicle	16,197	56,090	66,165
Commercial	77,234	91,481	99,525
	$324,158	$405,655	$425,400

Manufacturing and Offshore Sourcing
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

          We operate manufacturing facilities that are located in Arkansas, California, Georgia, Indiana, Iowa, Mississippi and Juarez, Mexico. These manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our production includes the use of selected offshore component parts to enhance our product quality and value in the marketplace.

Competition
          The furniture industry is highly competitive and includes a large number of domestic and foreign manufacturers and distributors, none of which dominates the market. The competition has increased from foreign manufacturers, in countries such as China, which have lower production costs, and through direct importing by certain large retailers. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes and financial resources than we have. Our products compete based on style, quality, price, delivery, service and durability. We believe that our manufacturing capabilities, facility locations, commitment to customers, product quality and value and experienced production, marketing and management teams, aided by offshore sourced components and finished product, are our competitive advantages.

Seasonality
          The Company’s business is not considered seasonal.

Foreign Operations
          The Company makes minimal export sales. At June 30, 2009, the Company had 76 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog
          The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2009	June 30, 2008	June 30, 2007
$35,200	$45,700	$50,900

Raw Materials
          The Company utilizes various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock, polyurethane and other raw materials in manufacturing furniture. While the Company purchases these materials from numerous outside suppliers, both domestic and offshore, it is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available.

Working Capital Practices
          For a discussion of the Company’s working capital practices, see “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K.

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

Trademarks, Patents and Licenses
          The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds and various other recreational vehicle seating products. The Company owns certain trademarks in connection with its furniture products, which trademarks are due to expire on dates ranging from 2011 to 2020. The Company does not consider its trademarks, patents and licenses material to its business.

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

Fiscal Year Ended June 30,	Expenditures
2009	$2,680
2008	$3,130
2007	$3,270

Employees
          The Company had approximately 1,400 employees as of June 30, 2009 including approximately 300 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

Website and Available Information
          Our website is located at www.flexsteel.com. Information on the website does not constitute part of this Annual Report on Form 10-K.

          A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), other SEC reports filed or furnished and our Guidelines for Business Conduct are available, without charge, on the Company’s website at www.flexsteel.com or by writing to the Office of the Secretary, Flexsteel Industries, Inc., P. O. Box 877, Dubuque, IA 52004-0877.

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

          The current economic downturn could continue to result in a decrease in our sales and earnings.

          The current economic downturn has caused a decrease in our sales and earnings, particularly in recreational vehicle product applications. This economic downturn has and will likely continue to affect near-term consumer-spending habits by decreasing the overall demand for home furnishings, recreational vehicles and commercial products. Interest rates, consumer confidence, fuel costs, credit availability, unemployment levels, housing starts, and geopolitical factors that affect many other businesses are particularly significant to our business because many of our products are discretionary consumer goods.

          We may lose market share due to competition, which would decrease our future sales and earnings.

          The furniture industry is very competitive and fragmented. We compete with many domestic and foreign manufacturers and distributors. Some competitors have greater financial resources than we have and some often offer extensively advertised, well-recognized, branded products. Additionally, competition from foreign producers has increased dramatically in the past few years. These foreign producers typically have lower selling prices due to their lower operating costs. As a result, we may not be able to maintain or to raise the prices of our products in response to such competitive pressures or increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to differentiate our products (through styling, finish and other construction techniques) from those of our competitors. Large retail furniture dealers have the ability to obtain offshore sourcing on their own. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

          Our offshore capabilities provide flexibility in product offerings and pricing to meet competitive pressures, but this approach may adversely affect our ability to service customers, which could lower future sales and earnings.

          We acquire a portion of our finished goods and components used in our manufacturing operations from foreign vendors. These vendors are located primarily in Southeast Asia. The delivery of goods from these vendors may be delayed for reasons not typically encountered with U.S. suppliers including shipment delays caused by customs, dockworker labor issues, changes in political, economic and social conditions, laws and regulations. This could make it more difficult to service our customers resulting in lower sales and earnings.

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

          We use various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock and other raw materials in manufacturing furniture. Because we are dependent on outside suppliers for all of our raw material needs, we must obtain sufficient quantities of quality raw materials from our suppliers at acceptable prices and in a timely manner. We do not utilize long-term supply contracts with our suppliers. Unfavorable fluctuations in the price, quality and availability of these raw materials could negatively affect our ability to meet demands of our customers and have a negative impact on product margin. The inability to meet our customers’ demands could result in the loss of future sales, and we may not always be able to pass along price increases to our customers due to competitive and marketing pressures.

          If we experience the loss of large customers through business failures (or for other reasons) or any extended business interruptions at our manufacturing facilities, this could decrease our future sales and earnings. Our failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner could adversely affect our business and decrease our sales and earnings.

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

          Furniture is a styled product and is subject to rapidly changing consumer trends and tastes and upholstered furniture is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.

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

          We employ approximately 1,400 people, 20% of whom are covered by union contracts. Where a significant portion of our workers are unionized, our ability to implement productivity improvements and effect savings with respect to health care, pension and other retirement costs is more restricted than in many nonunion operations as a result of various restrictions specified in our collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. We are committed to working with those groups to resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

          The Company owns the following facilities as of June 30, 2009:

Location	Approximate Size (square feet)	Principal Operations
Dubuque, Iowa	853,000	Manufacturing, Warehouse and Corporate Offices
Lancaster, Pennsylvania	216,000	Warehouse
Riverside, California	236,000	Manufacturing
	69,000	Warehouse
Dublin, Georgia	300,000	Manufacturing
Harrison, Arkansas	221,000	Manufacturing
Starkville, Mississippi	349,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	612,000	Warehouse
	79,000	Manufacturing

          The Company leases the following facilities as of June 30, 2009:

Location	Approximate Size (square feet)	Principal Operations
Vancouver, Washington	16,000	Warehouse
Louisville, Kentucky	15,000	Administrative Offices
Ferdinand, Indiana	158,000	Warehouse
Juarez, Mexico	48,000	Manufacturing

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

          During the quarter ended June 30, 2009 no matter was submitted to a vote of security holders.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share Investment Performance

The following graph is based upon the SIC Code #251 Household Furniture Index as a peer group. It shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock; (2) The NASDAQ Global Market; and (3) an industry peer group of the following: Bassett Furniture Ind., Chromcraft Revington Inc., Ethan Allen Interiors, Furniture Brands Intl., Hooker Furniture Corp., Interface Inc., Kimball International, La-Z-Boy Inc., Natuzzi S.P.A., and Stanley Furniture Inc.

Five-Year Cumulative Total Returns
Value of $100 Invested on June 30, 2004

	2004	2005	2006	2007	2008	2009
Flexsteel	100.00	62.81	59.26	68.64	55.49	43.36
Peer Group	100.00	90.14	98.61	94.53	66.96	33.43
NASDAQ	100.00	101.09	107.64	129.93	115.40	93.33

The NASDAQ Global Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share
	Fiscal 2009		Fiscal 2008
	High	Low	High	Low	Fiscal 2009	Fiscal 2008
First Quarter	$12.18	$9.50	$14.75	$12.92	$0.13	$0.13
Second Quarter	10.99	6.68	14.86	11.60	0.13	0.13
Third Quarter	7.96	5.11	14.50	11.00	0.05	0.13
Fourth Quarter	9.00	4.98	13.98	11.01	0.05	0.13

* Reflects the market price as reported on The NASDAQ Global Market.

The Company estimates there were approximately 1,600 holders of common stock of the Company as of June 30, 2009.

There were no repurchases of the Company’s common stock during the quarter ended June 30, 2009.

Item 6.	Selected Financial Data

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

Five-Year Review
(Amounts in thousands, except certain ratios and per share data)

	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Net sales	$324,158	$405,655	$425,400	$426,408	$410,023
Cost of goods sold	263,083	327,165	344,177	345,068	334,978
Operating (loss) income	(2,272)	7,596	14,699	8,561	7,258
Interest and other income	661	469	1,277	775	628
Interest expense	969	1,468	1,491	1,557	990
(Loss) income before income taxes	(2,579)	6,596	14,484	7,778	6,896
Income tax (benefit) provision (5)	(1,070)	2,360	5,150	3,060	1,990

Net (loss) income (1) (2) (3) (4) (5)	(1,509)	4,236	9,334	4,718	4,906
(Loss) earnings per common share: (1) (2) (3) (4) (5)
Basic	(0.23)	0.64	1.42	0.72	0.75
Diluted	(0.23)	0.64	1.42	0.72	0.74
Cash dividends declared per common share	$0.36	$0.52	$0.52	$0.52	$0.52
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	6,576	6,574	6,568	6,558	6,531
Diluted	6,576	6,611	6,583	6,577	6,601
Total assets	$150,971	$179,906	$185,014	$184,176	$165,221
Property, plant and equipment, net	23,298	26,372	28,168	24,158	26,141
Capital expenditures	1,203	1,228	10,839	3,411	3,347
Long-term debt	—	20,811	21,336	21,846	12,800
Working capital (current assets less current liabilities)	78,416	100,920	97,902	95,551	83,952
Shareholders’ equity	$106,998	$112,752	$112,679	$106,066	$103,361
SELECTED RATIOS
Net (loss) income, as a percent of sales	(0.5)	1.0	2.2	1.1	1.2
Current ratio	3.2 to 1	3.5 to 1	3.2 to 1	2.9 to 1	3.0 to 1
Return on ending shareholders’ equity, as a percent of sales	(1.4)	3.8	8.3	4.5	4.8
Average number of employees	1,600	2,140	2,290	2,400	2,460

(1)	Fiscal 2009 net loss and per share amounts reflect facility consolidation and other costs (after tax) of $1.5 million or $(0.23) per share.

(2)

Fiscal 2007 net income and per share amounts reflect the net gain (after tax) on sale of building of approximately $2.5 million or $0.37 per share, the gain on life insurance of $0.6 million or $0.08 per share and the net gain (after tax) on the sale of vacant land of approximately $0.2 million or $0.04 per share.

(3)

Fiscal 2009, 2008, 2007 and 2006 net (loss) income and per share amounts reflect the recording of stock-based compensation expense, as required by Statement of Financial Accounting Standard No. 123 (Revised), of $0.1 million, $0.1 million, $0.2 million and $0.4 million (after tax), respectively, or $0.02 per share, $0.02 per share, $0.04 per share and $0.06 per share, respectively.

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

Inventories – the Company values inventory at the lower of cost or market. A large portion of our finished goods inventory is made to order and many of our raw material parts are interchangeable between products. Management assesses the inventory on hand and if necessary writes down the obsolete or excess inventory to market.

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

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s Consolidated Financial Statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2009, 2008 and 2007. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(81.2)	(80.7)	(80.9)
Gross margin	18.8	19.3	19.1
Selling, general and administrative	(18.8)	(17.5)	(16.7)
Facility consolidation and other charges	(0.8)	—	—
Gain on sale of land and building	—	—	1.0
Operating (loss) income	(0.8)	1.8	3.4
Other expense, net	0.0	(0.2)	0.0
(Loss) income before income taxes	(0.8)	1.6	3.4
Income tax benefit (provision)	0.3	(0.6)	(1.2)
Net (loss) income	(0.5)%	1.0%	2.2%

Fiscal 2009 Compared to Fiscal 2008

Net sales for the fiscal year ended June 30, 2009 were $324.2 million compared to $405.7 million in the prior fiscal year, a decrease of 20.1%. Residential net sales were $230.7 million compared to $258.1 million in the fiscal year ended June 30, 2008, a decrease of 10.6%. Commercial net sales were $77.2 million for the fiscal year ended June 30, 2009, a decrease of 15.6% from net sales of $91.5 million for the fiscal year ended June 30, 2008. Recreational vehicle net sales were $16.2 million for the fiscal year ended June 30, 2009, a decrease of 71.1% from $56.1 million for the fiscal year ended June 30, 2008.

The recreational vehicle industry continues to be the hardest hit product category with the initial impact of high fuel costs compounded by credit tightening and lack of consumer confidence in the economy as a whole. Recreational vehicle industry published data indicates that motor home unit sales, the sector that encompasses the majority of our sales, are down nearly 80%. The commercial seating product category held up well early in our fiscal year, but fell considerably as the U. S. economy contracted and credit tightened. We believe that our residential product category has performed reasonably well in relation to our competition. However, residential furniture remains a deferrable purchase item and is adversely impacted by tighter consumer credit, higher unemployment and low levels of consumer confidence.

Gross margin for the fiscal years ended June 30, 2009 and 2008 was 18.8% and 19.3%, respectively. The decrease in gross margin percentage for the year is primarily due to an approximate $2.0 million adjustment to realizable value on inventory and to a lesser extent to under-utilization of capacity on significantly lower sales volume. These factors were partially offset by a LIFO benefit increase of approximately $0.6 million.

Selling, general and administrative expenses were 18.8% and 17.5% of net sales for the fiscal years ended June 30, 2009 and 2008, respectively. The percentage increase in selling, general and administrative costs is primarily due to under-absorption of fixed costs on the lower sales volume and the lag time in reducing advertising and other sales support costs to the lower volume.

The Company recorded $2.6 million in facility consolidation and employee separation costs during fiscal year 2009. These costs related to consolidating manufacturing operations and workforce reductions to bring production capacity in line with current and expected demand for the Company’s products.

Interest expense decreased $0.5 million to $1.0 million for the fiscal year ended June 30, 2009 due to lower borrowings and interest rates.

Although the Company’s full year tax rate is typically in the 35% - 39% range, fiscal year ended June 30, 2009 reflects an effective income tax benefit rate of 41.5% due to losses or low level of earnings in various tax jurisdictions. The effective income tax expense rate was 35.8% for the fiscal year ended June 30, 2008.

The above factors resulted in net loss for the fiscal year ended June 30, 2009 of $1.5 million or $0.23 per share compared to net income of $4.2 million or $0.64 per share for the fiscal year ended June 30, 2008.

All earnings per share amounts are on a diluted basis.

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

Net income for the fiscal year ended June 30, 2008 was $4.2 million or $0.64 per share compared to $9.3 million or $1.42 per share in the fiscal year ended June 30, 2007. Results for the fiscal year ended June 30, 2007 were favorably impacted by three significant non-recurring events. The Company sold a commercial property, which resulted in a pre-tax gain of approximately $4.0 million, or $0.37 per share after tax. The Company recognized a pre-tax gain on the sale of vacant land of approximately $0.4 million or $0.04 per share after tax. These gains are reported as “Gain on sale of capital assets” in the Consolidated Statements of Operations. The Company also realized a non-taxable gain on life insurance of $0.6 million, or $0.08 per share. This gain is included in “Interest and other income” in the Consolidated Statements of Operations.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $17.3 million for fiscal year 2009 compared to $8.7 million in fiscal year 2008. Cash from operating activities was used primarily to reduce borrowings by $16.0 million and pay dividends of $2.9 million. Significant changes in working capital from June 30, 2008 to June 30, 2009 included decreased accounts receivable of $12.5 million, decreased inventory of $11.9 million and decreased accounts payable of $4.8 million. The decrease in receivables is related to lower shipment volume. Lower customer demand for our products reduced production levels and finished product purchases which resulted in an inventory decrease. The decrease in accounts payable related to lower purchase volume based on current demand. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase selected inventory items from offshore suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Net cash provided by investing activities was $0.4 million in fiscal year 2009 compared to cash used in investing activities of $1.0 million in fiscal year 2008. Proceeds from the sale of investments were $1.5 million. Proceeds from the sale of capital assets were $0.7 million. Capital expenditures were $1.2 million for the fiscal year ended 2009. Depreciation and amortization expense was $3.7 million and $4.4 million for the fiscal years ended June 30, 2009 and 2008, respectively. The Company expects that capital expenditures will be approximately $2.0 million in fiscal year 2010.

Net cash used in financing activities was $18.8 million in fiscal year 2009 compared to $5.8 million in fiscal year 2008. Cash from operating activities was used to reduce borrowings by $16.0 million and pay dividends of $2.9 million. Borrowings were reduced by $2.4 million and dividends paid were $3.4 million in fiscal year 2008.

Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2010. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations. However, should the current economic conditions continue for an extended period of time or deteriorate significantly, we would further evaluate all uses of cash and credit facilities, including the payment of dividends and purchase of capital assets.

At June 30, 2009, the Company has no long-term debt obligations and therefore, no interest related to long-term debt. The following table summarizes the Company’s contractual obligations at June 30, 2009 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Notes payable	$10,000	$10,000	$—	$—	$—
Operating lease obligations	5,775	2,022	3,110	643	—
Total contractual obligations	$15,775	$12,022	$3,110	$643	$—

Contractual obligations associated with the Company’s deferred compensation plans were excluded from the table above as the Company cannot predict when the events that trigger payment will occur. Total accumulated deferred compensation liabilities were $5.0 million at June 30, 2009. At June 30, 2009 the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the FIN 48 reserve from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

See Note 7 to the Consolidated Financial Statements on page 23 of this Annual Report on Form 10-K.

Outlook

We believe that the consolidation of manufacturing operations and workforce reductions that the Company completed during the fiscal year has brought production capacity and fixed overhead more in line with current and expected demand for our products. Company wide employment has been reduced approximately 30% over the past year through plant closures and workforce reductions related to business conditions.

Demand for our products is dependent on factors such as consumer confidence, affordable housing, reasonably attainable financing and an economy with low levels of unemployment and high levels of disposable income. These factors remain in depressed positions, and indications are that they will remain that way in the near-term. We are not anticipating significant improvements in market conditions at this time, and are managing our business on that basis.

While we expect that current business conditions will persist for the remainder of calendar year 2009, we remain optimistic that our strategy of a wide range of quality product offerings and price points to the residential, recreational vehicle and commercial markets combined with our conservative approach to business will be rewarded when business conditions improve. We will maintain our focus on a strong balance sheet during these challenging economic times through emphasis on cash flow and improving profitability.

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

          Foreign Currency Risk – During fiscal years 2009, 2008 and 2007, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to market risk associated with currency exchange rates and prices.

          Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2009, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $50,000, assuming no change in the volume or composition of debt. As of June 30, 2009, the Company has effectively fixed the interest rates at 5.0% on approximately $10.0 million of its debt through the use of interest rate swaps, and the above estimated earnings reduction takes these swaps into account. On July 31, 2009, a $5.0 million swap matured. As of the date of this Annual Report on Form 10-K, the Company has effectively fixed its interest rate at 4.9% on approximately $5.0 million of its debt through the use of interest rate swaps. As of June 30, 2009 and 2008, the fair value of these swaps is a liability of approximately $0.3 million and is included in other long-term liabilities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
August 26, 2009

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES Consolidated Balance Sheets

	JUNE 30,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,713,717	$2,841,323
Investments	—	1,160,066
Trade receivables – less allowance for doubtful accounts: 2009, $1,760,000; 2008, $2,110,000	31,282,511	43,783,224
Inventories	73,844,345	85,791,400
Deferred income taxes	3,960,000	4,210,000
Other	3,912,528	2,853,634
Total current assets	114,713,101	140,639,647
NONCURRENT ASSETS:
Property, plant and equipment, net	23,297,643	26,372,392
Deferred income taxes	2,145,187	1,392,187
Other assets	10,815,052	11,501,992
TOTAL	$150,970,983	$179,906,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$9,744,658	$14,580,275
Notes payable and current maturities on long-term debt	10,000,000	5,142,945
Accrued liabilities:
Payroll and related items	4,937,712	6,759,941
Insurance	6,519,538	7,176,799
Other	5,095,162	6,059,575
Total current liabilities	36,297,070	39,719,535
LONG-TERM LIABILITIES:
Long-term debt	—	20,810,597
Deferred compensation	4,991,435	5,343,545
Other liabilities	2,684,914	1,280,154
Total liabilities	43,973,419	67,153,831

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 2009, 6,576,373 shares; 2008, 6,575,633 shares	6,576,373	6,575,633
Additional paid-in capital	4,369,263	4,255,996
Retained earnings	97,815,822	101,692,431
Accumulated other comprehensive (loss) income	(1,763,894)	228,327
Total shareholders’ equity	106,997,564	112,752,387
TOTAL	$150,970,983	$179,906,218

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	FOR THE YEARS ENDED JUNE 30,
	2009	2008	2007

NET SALES	$324,157,556	$405,654,829	$425,399,951
COST OF GOODS SOLD	(263,083,274)	(327,165,396)	(344,176,763)
GROSS MARGIN	61,074,282	78,489,433	81,223,188
SELLING, GENERAL AND ADMINISTRATIVE	(60,791,151)	(70,893,485)	(70,895,260)
FACILITY CONSOLIDATION AND OTHER CHARGES	(2,554,771)	—	—
GAIN ON SALE OF CAPITAL ASSETS	—	—	4,370,712
OPERATING (LOSS) INCOME	(2,271,640)	7,595,948	14,698,640
OTHER INCOME (EXPENSE):
Interest and other income	661,058	468,933	1,276,857
Interest expense	(968,762)	(1,468,476)	(1,491,510)
Total	(307,704)	(999,543)	(214,653)
(LOSS) INCOME BEFORE INCOME TAXES	(2,579,344)	6,596,405	14,483,987
INCOME TAX BENEFIT (PROVISION)	1,070,000	(2,360,000)	(5,150,000)
NET (LOSS) INCOME	$(1,509,344)	$4,236,405	$9,333,987

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,576,373	6,573,999	6,567,522
Diluted	6,576,373	6,611,136	6,582,558

(LOSS) EARNINGS PER SHARE OF COMMON STOCK:
Basic	$(0.23)	$0.64	$1.42
Diluted	$(0.23)	$0.64	$1.42

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.52	$0.52

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Shareholders’ Equity

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at July 1, 2006	$6,563,750	$3,670,152	$95,065,832	$766,112	$106,065,846
Issuance of common stock:
Stock options exercised, net	1,566	10,891	—	—	12,457
401(k) plan shares	5,151	58,413	—	—	63,564
Unrealized gain on available for sale investments, net of tax	—	—	—	301,611	301,611
Stock-based compensation	—	274,000	—	—	274,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	(168,137)	(168,137)
SFAS No. 87 minimum pension liability	—	—	—	254,638	254,638
SFAS No. 158 transition adjustment	—	—	—	(44,093)	(44,093)
Cash dividends declared	—	—	(3,415,242)	—	(3,415,242)
Net income	—	—	9,333,987	—	9,333,987
Balance at June 30, 2007	6,570,467	4,013,456	100,984,577	1,110,131	112,678,631
Adoption of FIN 48	—	—	(110,000)	—	(110,000)
Issuance of common stock:
Stock options exercised, net	1,642	13,314	—	—	14,956
401(k) plan shares	3,524	43,226	—	—	46,750
Unrealized loss on available for sale investments, net of tax	—	—	—	(84,342)	(84,342)
Stock-based compensation	—	186,000	—	—	186,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	(273,062)	(273,062)
Minimum pension liability adjustment, net of tax	—	—	—	(524,400)	(524,400)
Cash dividends declared	—	—	(3,418,551)	—	(3,418,551)
Net income	—	—	4,236,405	—	4,236,405
Balance at June 30, 2008	6,575,633	4,255,996	101,692,431	228,327	112,752,387
Issuance of common stock:
Stock options exercised, net	740	(733)	—	—	7
Unrealized loss on available for sale investments, net of tax	—	—	—	(1,022,289)	(1,022,289)
Stock-based compensation	—	114,000	—	—	114,000
Interest rate swaps valuation adjustment, net of tax	—	—	—	(1,414)	(1,414)
Minimum pension liability adjustment, net of tax	—	—	—	(968,518)	(968,518)
Cash dividends declared	—	—	(2,367,265)	—	(2,367,265)
Net loss	—	—	(1,509,344)	—	(1,509,344)
Balance at June 30, 2009	$6,576,373	$4,369,263	$97,815,822	$(1,763,894)	$106,997,564

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	FOR THE YEARS ENDED JUNE 30,
	2009	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(1,509,344)	$4,236,405	$9,333,987
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,733,353	4,437,903	5,270,651
Deferred income taxes	449,296	349,294	1,464,664
Stock-based compensation expense	114,000	186,000	274,000
Other non-cash, net	14,048	(88,309)	—
Gain on disposition of capital assets	(251,909)	(49,180)	(4,407,682)
Gain on sale of investments	(462,473)	—	—
Impairment of long-lived assets	137,638	—	—
Changes in operating assets and liabilities:
Trade receivables	12,500,712	12,490,650	(5,094,083)
Inventories	11,947,055	(7,034,415)	6,012,987
Other current assets	(781,872)	(655,486)	255,076
Other assets	(287,869)	(292,485)	57,919
Accounts payable – trade	(4,848,593)	(2,188,444)	(2,160,950)
Accrued liabilities	(2,917,889)	(2,272,811)	(631,804)
Other long-term liabilities	(177,938)	(197,497)	(411,588)
Deferred compensation	(352,110)	(191,568)	327,938
Net cash provided by operating activities	17,306,105	8,730,057	10,291,115

INVESTING ACTIVITIES:
Purchases of investments	(520,233)	(631,704)	(774,964)
Proceeds from sales of investments	1,460,320	762,783	476,840
Proceeds from sale of capital assets	676,016	73,847	6,039,946
Capital expenditures	(1,202,993)	(1,227,863)	(10,839,479)
Net cash provided by (used in) investing activities	413,110	(1,022,937)	(5,097,657)

FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings, net	4,857,055	(1,912,683)	(2,470,729)
Repayment of long-term borrowings	(20,810,597)	(500,186)	(475,889)
Dividends paid	(2,893,279)	(3,414,960)	(3,414,369)
Proceeds from issuance of common stock	—	61,706	82,087
Net cash used in financing activities	(18,846,821)	(5,766,123)	(6,278,900)

(Decrease) increase in cash and cash equivalents	(1,127,606)	1,940,997	(1,085,442)
Cash and cash equivalents at beginning of year	2,841,323	900,326	1,985,768
Cash and cash equivalents at end of year	$1,713,717	$2,841,323	$900,326

	FOR THE YEARS ENDED JUNE 30,
	2009	2008	2007

SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest	$979,000	$1,473,000	$1,517,000
Income taxes (refunded) paid	$(62,000)	$3,205,000	$3,551,000

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and subsidiaries (the “Company”) is one of the oldest and largest manufacturers, importers and marketers of residential, recreational vehicle and commercial upholstered and wooden furniture products in the country. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential, recreational vehicle and commercial use. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, bedroom furniture and home and commercial office furniture. The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing and warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

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

INVENTORIES – are stated at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method.

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. These evaluations could result in a change in estimated useful lives in future periods. During the first six months of fiscal year 2009, the Company reviewed its long-lived assets in connection with the commencement of facility consolidation activities and identified $0.1 million of impaired machinery and equipment assets. The asset impairment was recorded in the “Facility Consolidation and Other Charges” line in the Consolidated Statements of Operations. At June 30, 2009, no additional impairment of long-lived assets was identified.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – is upon delivery of product to the Company’s customer and collectibility is reasonably assured. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $4.5 million, $4.6 million and $4.6 million in fiscal 2009, 2008 and 2007, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $2.7 million, $3.1 million and $3.3 million in fiscal 2009, 2008 and 2007, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – the Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amounts of the outstanding interest rate swaps totaled $10.0 million with a weighted average fixed rate of 5.0% at June 30, 2009. On July 31, 2009, a $5.0 million swap matured. Excluding the subsequently matured swap, the Company has effectively fixed its interest rate at 4.9% on approximately $5.0 million of its variable rate debt. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive (loss) income. The cumulative fair value of the swaps was a liability of approximately $0.3 million as of June 30, 2009 and 2008 and is reflected as other liabilities on the accompanying consolidated balance sheets. At each reporting period, the Company performs an assessment of hedge effectiveness by verifying and documenting whether the critical terms of the derivative instruments and the hedged items have changed during the period in review. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. The Company does not hold these derivative instruments for trade and does not plan to sell the instruments. The Company recognizes the fair value of the swap liability as a Level 2 valuation.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year, with a $1.0 million individual lifetime maximum. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within the accrued liabilities insurance account on the consolidated balance sheets.

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

(LOSS) EARNINGS PER SHARE – basic (loss) earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 37,137 shares and 15,036 shares in fiscal 2008 and 2007, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The dilutive effect of 42,539 shares of stock options is excluded in fiscal 2009 because the net loss caused the effect of the options to be anti-dilutive. Options to purchase 759,689 shares, 567,411 shares and 572,200 shares of common stock were outstanding in fiscal 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued statement of Financial Accounting Standards No.161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”), which require additional disclosure related to derivative instruments and hedging activities. The provisions of SFAS No. 161 are effective as of the beginning of the Company’s 2010 fiscal year. Adoption of SFAS No. 161 will result in enhanced disclosure regarding the Company’s derivatives.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on management’s assessment of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. In addition to current disclosure requirements, SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. For the fiscal year ended June 30, 2009, the Company evaluated subsequent events through August 26, 2009.

2.	INVESTMENTS

At June 30, 2008, the Company had available-for-sale securities consisting of equity securities that were sold during fiscal year 2009. These securities were valued at current market value, with the resulting unrealized holding gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized.

3.	INVENTORIES

Inventories valued on a LIFO basis would have been approximately $2.2 million and $3.3 million higher at June 30, 2009 and 2008, respectively, if they had been valued on a FIFO basis. At June 30, 2009 and 2008 the total value of LIFO inventory was $1.8 million and $2.7 million, respectively. During the fiscal year 2009, inventory quantities for steel were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which decreased cost of goods sold by approximately $0.8 million. There was no material liquidation of LIFO inventory in 2008 or 2007. A comparison of inventories is as follows (in thousands):

	June 30,
	2009	2008
Raw materials	$9,832	$15,272
Work in process and finished parts	5,124	8,082
Finished goods	58,888	62,437
Total	$73,844	$85,791

4.	PROPERTY, PLANT AND EQUIPMENT

	Estimated Life (Years)	June 30,
(in thousands)		2009	2008
Land		$3,984	$4,049
Buildings and improvements	5-39	40,857	41,138
Machinery and equipment	3-7	28,894	31,322
Delivery equipment	3-5	18,872	19,103
Furniture and fixtures	3-7	4,095	4,251
Total		96,702	99,863
Less accumulated depreciation		(73,404)	(73,491)
Net		$23,298	$26,372

5.	OTHER ASSETS

(in thousands)	June 30,
	2009	2008
Cash value of life insurance	$6,520	$6,232
Rabbi Trust assets (see Note 10)	4,259	5,229
Other	36	41
Total	$10,815	$11,502

6.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2009	2008
Dividends	$329	$855
Advertising and rebates	1,951	1,982
Warranty	850	1,090
Other	1,965	2,133
Total	$5,095	$6,060

7.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company has lines of credit of $29.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

In March 2009, the Company amended its credit facility agreements with its primary bank reducing its long-term availability from $20.0 million to $10.0 million, shortening the maturity date to September 30, 2011, increasing its short-term facility from $12.0 million to $15.0 million, and extending its short-term facility to June 30, 2010. The Company pledged accounts receivable and inventory as security under the amended credit facility agreements. The amount of credit available to the Company will be based on eligible accounts receivable and inventory as defined in the amended agreements. At June 30, 2009, the Company had available collateral, as defined by the bank, of $52.5 million with borrowing availability of $25 million of which $10 million was outstanding.

The amended agreements provide short-term working capital financing up to $15.0 million with interest selected at the option of the Company at a Commercial Bank Floating Rate (“CBFR”) which is the prime rate subject to a floor calculation of adjusted one month LIBOR rate (3.25% at June 30, 2009) or LIBOR (0.31% at June 30, 2009) plus 2.25%. At June 30, 2009, $10 million was outstanding. The short-term portion also provides overnight credit when required for operations at prime. No amounts were outstanding at June 30, 2009 related to overnight credit. As prescribed by SFAS 157, which is previously discussed in Note 1, the Company recognizes the fair value of the borrowings as a Level 2 valuation.

The long-term portion of the credit facility provides up to $10.0 million and expires September 30, 2011. No amount was outstanding at June 30, 2009. Variable interest is set monthly at the option of the Company at a CBFR or LIBOR plus 3.0%. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate.

As of June 30, 2009, the Company has effectively fixed the interest rates at 5.0% on approximately $10.0 million of its long-term debt through the use of interest rate swaps.

The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio. The ratio is computed as net (loss) income plus amortization, depreciation, interest expense, income taxes and the aggregate of all expenses related to stock options (“EBITDA”) divided by interest expense, which will vary by quarter over the term of the agreement. At June 30, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $4.0 million line of credit, cumulative letter of credit facilities and where its routine daily banking transactions are processed. In addition, the Rabbi Trust assets (Note 10) are administered by this bank’s trust department. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $4.9 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amount was outstanding on the line of credit at prime minus 1.0% at June 30, 2009.

8.	INCOME TAXES

In determining the provision for income taxes, the Company uses an estimated annual effective tax rate that is based on the annual (loss) income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized when they occur.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized an adjustment in the liability for unrecognized income tax benefits of $0.1 million, which is reported as a cumulative effect of a change in accounting principle and is reported as an adjustment to the beginning balance of retained earnings as of July 1, 2007. At the adoption date of July 1, 2007, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million. At June 30, 2009, the Company included in other long-term liabilities approximately $0.6 million of gross liabilities related to unrecognized tax benefits (composed of $0.4 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million, all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at July 1, 2007	$617
Additions (reductions) based on tax positions related to fiscal year 2008	(68)
Balance at June 30, 2008	549
Additions (reductions) based on tax positions related to the current year	(145)
Balance at June 30, 2009	$404

Consistent with prior periods and upon adoption of FIN 48 the Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations. As of June 30, 2009 and 2008, the Company had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions. The total income tax provision in fiscal years 2009, 2008 and 2007 was 41.5%, 35.8% and 35.6%, respectively, of (loss) income before income taxes.

The income tax (benefit) provision is as follows for the years ended June 30 (in thousands):

	2009	2008	2007
Federal – current	$(1,410)	$1,510	$6,045
State – current	(110)	270	570
Deferred	450	580	(1,465)
Total	$(1,070)	$2,360	$5,150

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2009	2008	2007
Federal statutory tax rate	34.0%	34.0%	35.0%
State taxes, net of federal effect	2.7	2.7	2.6
Other	4.8	(0.9)	(2.0)
Effective tax rate	41.5%	35.8%	35.6%

Although the Company’s effective full year tax expense rate has historically ranged from 35% to 39%, fiscal year ended June 30, 2009 reflects an effective income tax benefit rate of 41.5% due to losses or low level of earnings in various tax jurisdictions. The effective income tax expense rate was 35.8% for the fiscal year ended June 30, 2008.

The primary components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30, 2009		June 30, 2008
	Current	Long-term	Current	Long-term
Investments	$30	$—	$(580)	$—
Accounts receivable	650	—	780	—
Inventory	1,180	—	1,730	—
Self insurance	780	—	1,040	—
Employee benefits	670	—	540	—
Accrued expenses	650	—	700	—
Property, plant and equipment	—	(570)	—	(940)
Deferred compensation	—	1,900	—	2,030
Other	—	815	—	302
Total	$3,960	$2,145	$4,210	$1,392

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2005–2009 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

9.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the two-year transition period which began on July 1, 2007 and ended on June 30, 2009 and the three-year performance periods beginning July 1, 2007 and ending on June 30, 2010, beginning July 1, 2008 and ending on June 30, 2011, and beginning July 1, 2009 and ending on June 30, 2012. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2008-2009, 2008-2010, 2009-2011 and 2010-2012 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid. Accordingly, compensation cost is re-measured based on the award’s estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period. Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within liabilities.

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

	At Target		At Maximum
Performance Period	Stock	Cash	Stock	Cash
Fiscal Year 2008 – 2010	33,330	$186,204	53,329	$297,931
Fiscal Year 2009 – 2011	44,621	$249,283	71,398	$398,877
Fiscal Year 2010 – 2012	58,155	$324,893	93,058	$519,884

No amounts were earned for the two-year transition period ended June 30, 2009. No compensation costs were accrued at June 30, 2009 or 2008. If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.5 million (2008-2010), $0.6 million (2009-2011) and $0.8 million (2010-2012) based on the estimated fair values at June 30, 2009. At June 30, 2009, 500,000 shares were available for awards.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In December 2008, 2007 and 2006, the Company issued options for 265,000, 120,000 and 135,000 common shares at weighted average exercise prices of $6.82, $12.40 and $12.63 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. In accordance with the provisions of SFAS No. 123(R) the Company recorded compensation expense of $0.1 million, $0.2 million and $0.3 million during the quarters ended December 31, 2008, 2007 and 2006, respectively. The assumptions used in determining the compensation expense are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2009, 2008 and 2007, respectively; dividend yield of 7.6%, 4.2% and 4.1%, expected volatility of 21.8%, 19.5% and 21.6%; risk-free interest rate of 1.6%, 3.3% and 4.5%; and an expected life of 6, 5 and 6 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during the three months ended December 31, 2008, 2007 and 2006 was $0.45, $1.55 and $2.03, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the fiscal years ended June 30, 2009, 2008 and 2007, respectively, were not material.

At June 30, 2009, 230,100 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2009, 2008 and 2007 and the changes during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding and exercisable at June 30, 2007	782,174	$15.45	$0.4
Granted	120,000	12.40
Exercised	(3,400)	11.80
Canceled	(5,790)	16.07
Outstanding and exercisable at June 30, 2008	892,984	15.05	0.0
Granted	265,000	6.82
Exercised	(4,235)	6.81
Canceled	(133,295)	14.93
Outstanding and exercisable at June 30, 2009	1,020,454	$12.94	$0.4

The following table summarizes information for options outstanding and exercisable at June 30, 2009:

		Weighted Average
Range of Prices	Options Outstanding	Remaining Life (Years)	Exercise Price
$ 6.81 – 10.75	271,815	9.1	$ 6.97
12.35 – 13.59	268,773	7.0	12.60
14.40 – 16.52	356,266	5.4	15.54
19.21 – 20.27	123,600	4.4	19.34
$ 6.81 – 20.27	1,020,454	6.7	$ 12.94

10.	BENEFIT AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total pension and retirement plan expense was $1.8 million in fiscal year 2009 and $2.0 million in each of the fiscal years 2008 and 2007. The amounts include $0.5 million in each of the fiscal years 2009, 2008 and 2007, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings). In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $0.5 million, $0.8 million and $0.9 million in fiscal 2009, 2008 and 2007, respectively. The cumulative cost to exit the Company’s multi-employer plans was approximately $3.9 million on June 30, 2009.

The Company has unfunded deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2009, 2008 and 2007, the benefit obligation was increased by interest expense of $0.1 million, $0.3 million and $0.2 million, service costs of $0.2 million, $0.3 million and $0.5 million, and decreased by payments of $0.6 million, $0.8 million and $0.5 million, respectively. At June 30, 2009 and 2008, the deferred compensation liability was $5.0 million and $5.3 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2009, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds. As of June 30, 2009 and 2008, the fair market value of the assets held in the Rabbi Trust were $4.3 million and $5.2 million, respectively, and are classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with SFAS 157 as discussed in Note 1.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, executive officers may defer common stock awards received as participants of the 2007 Long-Term Incentive Plan until retirement. Under the plan, no shares were deferred during the fiscal years ended June 30, 2009 and 2008. At June 30, 2009 and 2008, 47,322 shares and 53,575 shares with an award date value of $0.7 million and $0.8 million, respectively, had been deferred and are being held on behalf of the employees. Under the plan, 6,253 shares and 7,278 shares were distributed in fiscal years 2009 and 2008, respectively.

The Company’s defined benefit pension plan covers 59 active hourly production employees of DMI. There are a total of 463 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). According to an agreement reached with the collective bargaining unit, all benefits and participants are fixed. Future benefits will accrue to current participants; however, new participants cannot be added to the plan. As of June 30, 2009 and 2008, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $1.8 million and $0.3 million, respectively. The accumulated benefit obligation was $5.7 million and $5.2 million at fiscal years ended June 30, 2009 and 2008, respectively.

11.	COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of income taxes, for the years ended June 30, were as follows (in thousands):

	2009	2008	2007
Net (loss) income	$(1,509)	$4,236	$9,334
Other comprehensive (loss) income (OCI):
Change in fair value of derivatives, net of income taxes of $5, $176 and $70, respectively	(1)	(273)	(168)
Change in fair value of available-for-sale, Securities, net of income taxes of $631, $54, $(205), respectively	(1,022)	(84)	301
Change in minimum pension liability, net of income taxes of $595, $321 and $(140), respectively	(969)	(524)	255
Total other comprehensive (loss) income	(1,992)	(881)	388
Total comprehensive (loss) income	$(3,501)	$3,355	$9,722

The components of accumulated other comprehensive (loss) income, net of income taxes, are as follows (in thousands):

	June 30,
	2009	2008
Available-for-sale securities	$(47)	$975
Interest rate swaps	(180)	(178)
Pension and other post-retirement benefit adjustments	(1,537)	(569)
Total accumulated other comprehensive (loss) income	$(1,764)	$228

12.	LITIGATION

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

13.	COMMITMENTS AND CONTINGENCIES

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $4.3 million, $4.0 million and $3.6 million in fiscal 2009, 2008 and 2007, respectively.

Expected future minimum commitments under operating leases as of June 30, 2009 were as follows (in thousands):

Fiscal Year Ended June 30
2010	2,022
2011	1,229
2012	1,112
2013	768
2014	482
Thereafter	162
$5,775

14.	FACILITY CONSOLIDATION COSTS

During fiscal year ended June 30, 2009, the Company recorded charges for facility consolidation and related costs of $2.6 million. The charges represent employee separation costs of $2.0 million and facility closing costs of $0.6 million with no future benefit to the Company. In the process of recording facility consolidation charges, the company reviewed the usefulness and/or ability to sell idle assets at these facilities in order to determine their fair value. Based on this review, the Company recorded an asset impairment of $0.1 million related to machinery and equipment and included it in the “Facility Consolidation and Other Charges” line in the Consolidated Statements of Operations.

15.	SEGMENTS

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,
	2009	2008	2007
Residential	$230,727	$258,084	$259,710
Recreational Vehicle	16,197	56,090	66,165
Commercial	77,234	91,481	99,525
	$324,158	$405,655	$425,400

16.      SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2009:
Net sales	$91,417	$84,550	$73,627	$74,564
Gross margin	17,136	16,131	12,168	15,639
Net (loss) income (1)	(749)	296	(1,854)	798
(Loss) earnings per share:
Basic	$(0.11)	$0.04	$(0.28)	$0.12
Diluted	$(0.11)	$0.04	$(0.28)	$0.12

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2008:
Net sales	$100,900	$105,986	$98,138	$100,630
Gross margin	19,763	22,070	18,019	18,637
Net income	1,183	1,868	849	336
Earnings per share:
Basic	$0.18	$0.28	$0.13	$0.05
Diluted	$0.18	$0.28	$0.13	$0.05

The sum of the per share amounts for the quarters may not equal the total for the year due to the treasury stock method.

(1)

The quarters ended September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 include facility consolidation and other charges after-tax of $0.8 million or $0.13 per share, $0.3 million or $0.05 per share, $0.3 million or $0.05 per share and $0.1 million or $0.02 per share, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2009.

          Changes in internal control over financial reporting – During fiscal year 2009, the Company completed remediation of the material weakness in internal control over financial reporting identified during fiscal year 2008, specifically related to the reconciliation of accounts payable at its material consolidated subsidiary. Remedial measures undertaken during fiscal 2009 included simplifying the account structure surrounding the accounts payable transactions by reducing the number of general ledger accounts used to record accounts payable, improving the accounts payable reconciliation process by revising the automatic postings to accounts payable, and enhancing the review and approval of the accounts payable reconciliation process with our subsidiary associates. The Company believes that these remediation actions have improved the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) and are sufficient to remediate the material weakness described above.

          Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2009.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission for smaller reporting companies that permit the Company to provide only management’s report in this annual report.

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

          The executive officers of the Company, their ages, positions (in each case as of June 30, 2009), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Ronald J. Klosterman (61)	President & Chief Executive Officer (1989)
James R. Richardson (65)	Senior Vice President of Residential Sales and Marketing (1979)
Thomas D. Burkart (66)	Senior Vice President of Vehicle Seating (1984)
Patrick M. Crahan (61)	Senior Vice President of Commercial Seating (1989)
Jeffrey T. Bertsch (54)	Senior Vice President of Corporate Services (1989)
Donald D. Dreher (60)	Senior Vice President (2004), President & CEO of DMI Furniture, Inc. (1986)
James E. Gilbertson (59)	Vice President of Vehicle Seating (1989)
Timothy E. Hall (51)	Vice President-Finance, Chief Financial Officer & Secretary (2000)

Item 11.	Executive Compensation

          The information identifying executive compensation will be contained in the Company’s fiscal year 2009 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” “Director Compensation,” and “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information identifying beneficial ownership of stock and supplementary data will be contained in the Company’s fiscal year 2009 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” and are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          This information will be contained under the heading “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s fiscal year 2009 definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2009. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related services during fiscal 2009.

          The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence. All services provided by Deloitte & Touche LLP during fiscal 2009 were pre-approved by the Audit and Ethics Committee.

          The aggregate fees billed for each of the past two fiscal years ended June 30 for each of the following categories of services are set forth below:

	2009	2008
Audit Fees (1)	$365,000	$578,000
Audit Related Fees (2)	38,000	38,000
Tax Fees (3)	—	22,000
Total	$403,000	$638,000

(1)

Professional fees and expenses for audit of financial statements and internal control over financial reporting services for fiscal 2009 and 2008, as applicable, and consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) consents and other services related to Securities and Exchange Commission matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)	Professional fees and expenses for audit-related services billed in fiscal 2009 and 2008 consisted of employee benefit plan audits.

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

	The following financial statement schedules for the years ended June 30, 2009, 2008 and 2007 are submitted herewith:

SCHEDULE II
RESERVES

For the Years Ended June 30, 2009, 2008 and 2007

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves	Balance at End of Year
Allowance for Doubtful Accounts:
2009	$2,110,000	$1,240,000	$(1,590,000)	$1,760,000
2008	$2,090,000	$1,050,000	$(1,030,000)	$2,110,000
2007	$2,820,000	$—	$(730,000)	$2,090,000

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1

The 1983 Restated Articles of Incorporation of the Company, as amended through February 14, 2007 (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007).

3.2	By-Laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

3.3	Amendments to Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 8, 2007).

10.1	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement. *

10.2	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.3	Flexsteel Industries, Inc. Restoration Retirement Plan incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.4	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. *

10.5	2002 Stock Option Plan incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement. *

10.6

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

10.7

Credit Facility Agreement dated June 30, 2004 as amended or modified on June 10, 2005, August 19, 2005, December 23, 2005, January 3, 2006, and May 19, 2006 incorporated by reference to Exhibit 10.9 to Flexsteel Industries, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.8

Flexsteel Industries, Inc. 2006 Stock Option Plan incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities, and Exchange Commission on October 31, 2006.

10.9

Note Modification Agreement date June 25, 2007 (long-term facility) between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

10.10

Note Modification Agreement date June 25, 2007 (short-term facility) between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

10.11

Credit Agreement date June 25, 2007 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 26, 2007.

10.12

Employment Agreement dated October 1, 2006 between Flexsteel Industries, Inc. and Donald D. Dreher incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2006. *

10.13

Note Modification Agreement dated June 26, 2008 (short-term facility) between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

10.14

Credit Agreement dated June 26, 2008 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.2 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.

10.15

Amendment to Employment Agreement dated June 27, 2008 between Flexsteel Industries, Inc. and Donald D. Dreher incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008.*

10.16

Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

10.17

Credit Agreement dated March 27, 2009 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009.

10.18

Continuing Security Agreement dated March 27, 2009 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.2 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009.

10.19

Line of Credit Note (“Facility A”) dated March 27, 2009 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009.

10.20

Line of Credit Note (“Facility B”) dated March 27, 2009 between Flexsteel Industries, Inc. and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.4 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on March 31, 2009.

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

Date:	August 26, 2009		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 26, 2009	/S/ L. Bruce Boylen
L. Bruce Boylen
Chairman of the Board of Directors

Date:	August 26, 2009	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Director

Date:	August 26, 2009	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 26, 2009	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 26, 2009	/S/ Patrick M. Crahan
Patrick M. Crahan
Director

Date:	August 26, 2009	/S/ Lynn J. Davis
Lynn J. Davis
Director

Date:	August 26, 2009	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	August 26, 2009	/S/ Thomas E. Holloran
Thomas E. Holloran
Director

Date:	August 26, 2009	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 26, 2009	/S/ James R. Richardson
James R. Richardson
Director