Form 10-Q
period 2009-09-30
FLEXSTEEL INDUSTRIES INC
filed 2009-10-23
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐.   No ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.     No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2009	6,576,373

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2009 (UNAUDITED)	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$990	$1,714
Trade receivables – less allowance for doubtful accounts: September 30, 2009, $2,340; June 30, 2009, $1,760	32,900	31,282
Inventories	72,089	73,844
Deferred income taxes	4,050	3,960
Other	1,728	3,913
Total current assets	111,757	114,713
NON-CURRENT ASSETS:
Property, plant and equipment, net	23,120	23,298
Deferred income taxes	2,465	2,145
Other assets	11,058	10,815
TOTAL	$148,400	$150,971

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$8,377	$9,745
Notes payable	7,000	10,000
Accrued liabilities:
Payroll and related items	5,287	4,938
Insurance	6,420	6,519
Other	5,303	5,095
Total current liabilities	32,387	36,297
LONG-TERM LIABILITIES:
Deferred compensation	4,880	4,991
Other liabilities	2,781	2,685
Total liabilities	40,048	43,973

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 6,576,373, shares;	6,576	6,576
Additional paid-in capital	4,369	4,369
Retained earnings	98,867	97,816
Accumulated other comprehensive (loss) income	(1,460)	(1,763)
Total shareholders’ equity	108,352	106,998
TOTAL	$148,400	$150,971

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
NET SALES	$75,940	$91,417
COST OF GOODS SOLD	(59,384)	(74,280)
GROSS MARGIN	16,556	17,137
SELLING, GENERAL AND ADMINISTRATIVE	(14,141)	(16,770)
FACILITY CONSOLIDATION AND OTHER CHARGES	—	(1,348)
OPERATING INCOME (LOSS)	2,415	(981)
OTHER INCOME (EXPENSE):
Interest and other income	32	109
Interest expense	(137)	(287)
Total	(105)	(178)
INCOME (LOSS) BEFORE INCOME TAXES	2,310	(1,159)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(930)	410
NET INCOME (LOSS)	$1,380	$(749)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,576	6,576
Diluted	6,615	6,576

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.21	$(0.11)
Diluted	$0.21	$(0.11)

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.13

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$1,380	$(749)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	806	1,056
Gain on disposition of capital assets	(3)	(143)
Gain on sale of investments	—	33
Deferred income taxes	(596)	143
Changes in operating assets and liabilities:
Trade receivables	(1,617)	2,736
Inventories	1,755	1,857
Other current assets	2,185	(17)
Other assets	5	11
Accounts payable – trade	(1,369)	(2,539)
Accrued liabilities	457	57
Other Long-Term Liabilities	150	7
Deferred compensation	(112)	(220)
Net cash provided by operating activities	3,041	2,232

INVESTING ACTIVITIES:
Proceeds from sales of investments	197	359
Purchases of investments	(9)	(97)
Proceeds from sale of capital assets	3	441
Capital expenditures	(627)	(150)
Net cash provided by (used in) investing activities	(436)	553

FINANCING ACTIVITIES:
(Repayment of) proceeds from short-term borrowings, net	(3,000)	2,667
Repayment of long-term borrowings	—	(6,129)
Dividends paid	(329)	(855)
Net cash used in financing activities	(3,329)	(4,317)

(Decrease) increase in cash	(724)	(1,532)
Cash at beginning of period	1,714	2,841
Cash at end of period	$990	$1,309

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:
(Amounts in thousands)

	Three Months Ended September 30,
	2009	2008
Interest	$135	$288
Income taxes (refunded) paid	$(336)	$54

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2009

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of upholstered and wooden furniture products in the country. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hospitality, health care and motor vehicle applications. Featured as a basic component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives to furniture dealers, department stores, recreational vehicle manufacturers, catalogs, hospitality and healthcare facilities. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis.

The Company has one active wholly-owned subsidiary, DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture with manufacturing and warehouses in Indiana and manufacturing sources in Asia. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

FAIR VALUE – New accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories: Level 1: Quoted market prices in active markets for identical assets or liabilities, Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data or Level 3: Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets. In valuing assets and liabilities, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments where available or based on other observable instruments. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

2.	INVENTORIES

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $2.2 million higher at both September 30, 2009 and June 30, 2009, if they had been valued on the FIFO method. At September 30, 2009 and June 30, 2009 the total value of LIFO inventory was $1.5 million and $1.8 million, respectively. A comparison of inventories is as follows (in thousands):

	September 30, 2009	June 30, 2009
Raw materials	$8,668	$9,832
Work in process and finished parts	4,883	5,124
Finished goods	58,538	58,888
Total	$72,089	$73,844

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company has lines of credit of $29.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The Company’s credit facility agreements with its primary bank provide long-term borrowing availability of $10.0 million, which matures on September 30, 2011, and short-term borrowing availability of $15.0 million, which matures on June 30, 2010. The Company pledged accounts receivable and inventory as security under the credit facility agreements. The amount of credit available to the Company is based on eligible accounts receivable and inventory as defined in the agreements. At September 30, 2009, the Company had available collateral, as defined by the bank, of $54.2 million with borrowing availability of $25 million of which $7 million was outstanding.

The agreements provide short-term working capital financing up to $15.0 million with interest selected at the option of the Company at a Commercial Bank Floating Rate (“CBFR”) which is the prime rate subject to a floor calculation of adjusted one month LIBOR rate (3.25% at September 30, 2009) or LIBOR (0.25% at September 30, 2009) plus 2.25%. The Company had $7 million and $10 million outstanding at September 30, 2009 and June 30, 2009, respectively. The short-term portion also provides overnight credit when required for operations at prime. No amounts were outstanding at September 30, 2009 and June 30, 2009 related to overnight credit. As prescribed by GAAP, which is previously discussed in Note 1, the Company recognizes the fair value of the borrowings as a Level 2 valuation.

The long-term portion of the credit facility provides up to $10.0 million and expires September 30, 2011. No amount was outstanding at September 30, 2009 and June 30, 2009. Variable interest is set monthly at the option of the Company at a CBFR or LIBOR plus 3.0%. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate.

As of September 30, 2009, the Company has effectively fixed the interest rates at 4.9% on $5.0 million of its short-term debt through the use of interest rate swaps.

The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio. The ratio is computed as net (loss) income plus amortization, depreciation, interest expense, income taxes and the aggregate of all expenses related to stock options (“EBITDA”) divided by interest expense, which will vary by quarter over the term of the agreement. At September 30, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $4.0 million line of credit, cumulative letter of credit facilities and where its routine daily banking transactions are processed. In addition, the Rabbi Trust assets related to executive officer deferred compensation are administered by this bank’s trust department. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $5.1 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amount was outstanding on the line of credit at prime minus 1.0% at September 30, 2009 and June 30, 2009.

4.	DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amount of the outstanding interest rate swap totaled $5.0 million with a fixed rate of 4.9% at September 30, 2009. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive (loss) income. The cumulative fair value of the swaps was a liability of approximately $0.2 million and $0.3 million as of September 30, 2009 and June 30, 2009, respectively, and is reflected as other liabilities on the accompanying consolidated balance sheets. At each reporting period, the Company performs an assessment of hedge effectiveness by verifying and documenting whether the critical terms of the derivative instruments and the hedged items have changed during the period in review. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. The Company does not hold these derivative instruments for trade and does not plan to sell the instruments. The Company recognizes the fair value of the swap liability as a Level 2 valuation.

5.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2007 and ending on June 30, 2010, beginning July 1, 2008 and ending on June 30, 2011, and beginning July 1, 2009 and ending on June 30, 2012. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2008-2010, 2009-2011 and 2010-2012 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid. Accordingly, compensation cost is re-measured based on the award’s estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period. Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within liabilities.

The fair value of the equity portion of the award is estimated each period based on the market value of the Company’s common shares reduced by the present value of expected dividends to be paid prior to the service period, discounted using a risk-free interest rate. In the period the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date. Under the plan the aggregate number of shares and cash that could be awarded to key executives if the target and maximum performance goals are met are as follows (in thousands):

	At Target		At Maximum
Performance Period	Stock	Cash	Stock	Cash
Fiscal Year 2008 – 2010	33	$186	53	$298
Fiscal Year 2009 – 2011	45	$249	71	$399
Fiscal Year 2010 – 2012	58	$325	93	$520

If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.5 million (2008-2010), $0.6 million (2009-2011) and $0.8 million (2010-2012) based on the estimated fair values at June 30, 2009. At September 30, 2009, 500,000 shares were available for awards.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At September 30, 2009, 230,100 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2009, June 30, 2009 and 2008 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2008	893	$15.05	$16
Granted	265	6.82
Exercised	(4)	6.81
Canceled	(133)	14.93
Outstanding and exercisable at June 30, 2009	1,021	12.94	407
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding and exercisable at September 30, 2009	1,021	$12.94	$412

The following table summarizes information for options outstanding and exercisable at September 30, 2009:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	272	8.9	$6.97
12.35 – 13.59	269	6.8	12.60
14.40 – 16.52	356	5.1	15.54
19.21 – 20.27	124	4.2	19.34
$6.81 – 20.27	1,021	6.4	$12.94

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

At September 30, 2009 and June 30, 2009, the Company had approximately $0.6 million of gross liabilities related to unrecognized tax benefits (composed of $0.4 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, the tax years 2005–2009 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

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

8.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the quarter ended September 30, 2009 and 2008, net income (loss) as reported for each respective period is divided by:

	Three Months Ended September 30,
	2009	2008
Basic shares outstanding	6,576	6,576
Dilutive effect of stock options	39	–
Diluted shares outstanding	6,615	6,576

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	760	863

9.	COMPREHENSIVE INCOME (LOSS) – The components of comprehensive income (loss), net of income tax (expense) benefit, for the three months ended, were as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Net income (loss)	$1,380	(749)
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income tax expense of $(20) and $(13), respectively	33	27
Change in fair value of available-for-sale, securities, net of income tax (expense) benefit of $(165) and $251, respectively	270	(409)
Total other comprehensive income (loss)	303	(382)
Total comprehensive income (loss)	$1,683	(1,131)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows (in thousands):

	September 30, 2009	June 30, 2009
Available-for-sale securities	$220	$(47)
Interest rate swaps	(143)	(180)
SFAS No. 158 transition adjustment (actuarial losses)	(1,537)	(1,537)
Total accumulated other comprehensive (loss) income	$(1,460)	$(1,764)

10.

ACCOUNTING DEVELOPMENTS – In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. Flexsteel has adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP. The Codification was not intended to change or alter existing GAAP and it has not impacted Flexsteel’s consolidated financial statements.

On July 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. It was effective for the Company beginning July 1, 2009, for certain financial assets and liabilities. Refer to Note 1 for additional information regarding fair value measurements. On July 1, 2009, the Company adopted new guidance applicable to non-financial assets and liabilities. The new guidance is effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. The adoption of the new guidance did not have a material effect on the Company’s financial position, results of operations or cash flows.

On July 1, 2009, the Company adopted new accounting guidance on derivative instruments and hedging activities. The new guidance requires enhanced disclosure. The new guidance has no impact on the Company’s disclosures, financial position, results of operations or cash flows.

11.	FACILITY CONSOLIDATION AND OTHER CHARGES

During the quarter ended September 30, 2008, the Company recorded charges for facility consolidation and related costs of $1.3 million. The charge represented employee separation costs and facility closing costs with no future benefit to the Company. During the fiscal year ended June 30, 2009, the Company recorded charges for facility consolidation and related costs of $2.6 million. The charges represent employee separation costs of $2.0 million and facility closing costs of $0.6 million with no future benefit to the Company.

12.	SUBSEQUENT EVENTS

The Company evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. For the three months ended September 30, 2009, the Company evaluated subsequent events through October 23, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2009 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2009 and 2008. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	(78.2)	(81.3)
Gross margin	21.8	18.7
Selling, general and administrative	(18.6)	(18.3)
Facility consolidation and other costs	—	(1.5)
Operating income (loss)	3.2	(1.1)
Other (expense) income, net	(0.2)	(0.2)
Income (loss) before income taxes	3.0	(1.3)
Income tax (expense) benefit	(1.2)	0.5
Net income (loss)	1.8%	(0.8)%

Results of Operations for the Quarter Ended September 30, 2009 vs. 2008

The following table compares net sales in total and by area of application for the quarter ended September 30, 2009 to the prior year quarter. Commercial net sales for both periods now include vehicle seating product sales. Due to operational realignment related to shrinking markets and poor business conditions, and the changing nature of vehicle seating product applications, we will include these sales with commercial products on a go-forward basis.

	Net Sales (in thousands) Quarter Ended September 30,
Area of Application	2009	2008	$ Change (in thousands)	% Change
Residential	$56,204	$62,019	$(5,815)	(9.4)%
Commercial	19,736	29,398	(9,662)	(32.9)
Total	$75,940	$91,417	$(15,477)	(16.9)%

Gross margin for the quarter ended September 30, 2009 was 21.8% compared to 18.7% in the prior year quarter. The improvement in gross margin percentage is primarily due to changes implemented during the prior fiscal year to better utilize capacity and control costs. In addition, we benefited from modest relief from some of the prior year cost increases for materials and freight.

Selling, general and administrative expenses were $14.1 million or 18.6% of net sales and $16.8 million or 18.3% of net sales for the quarters ended September 30, 2009 and 2008, respectively, representing a reduction of approximately $2.7 million due to lower variable expenses on lower sales volume and control of fixed general and administrative expenses.

Operating income for the current quarter was $2.4 million compared to operating loss of $1.0 million in the prior year quarter reflecting the aforementioned factors. The prior year quarter included approximately $1.3 million of facility consolidation costs.

The effective income tax expense rate for the current fiscal quarter was 40.3% compared to an income tax benefit rate of 35.4% in the prior year fiscal quarter. The current year rate includes the federal statutory rate as well as the effect of the various state taxing jurisdictions. The prior year rate reflects the impact of recording a net loss for the period.

The above factors resulted in current quarter net income of $1.4 million or $0.21 per share, compared to the prior year quarter net loss of $0.7 million or $0.11 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:
Working Capital (current assets less current liabilities) at September 30, 2009 was $79.4 million. Net cash provided by operating activities was $3.0 million during the first quarter ended September 30, 2009 due to net income of $1.4 million, depreciation of $0.8 million and changes in net current assets of $0.8 million. Net cash provided by operating activities was $2.2 million at September 30, 2008. Cash from operating activities was used primarily to reduce borrowings by $3.0 million and pay dividends of $0.3 million. Significant changes in working capital from June 30, 2009 to September 30, 2009 included increased accounts receivable of $1.6 million, decreased inventory of $1.8 million and decreased accounts payable of $1.4 million. The increase in receivables is related to the timing of shipments to customers and the related payment terms. Inventory decreased $1.8 million due to lower forecasted customer requirements. The decrease in accounts payable relates to reduced purchase volume based on current demand. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:
Net cash used in investing activities was $0.4 million during the three-month period ended September 30, 2009 and included $0.6 million for the purchase of capital assets. The Company expects that capital expenditures will be $1.5 million for the remainder of the 2010 fiscal year.

Financing Activities:
Net cash used in financing activities was $3.3 million during the three-month period ended September 30, 2009. Borrowings were lower by $3.0 million primarily due to the reduction in inventory. Dividends of $0.3 million were paid during the three-month period.

During the third quarter of fiscal year 2009, the Company negotiated a refinancing of its working capital line of credit that would have expired June 30, 2009. The Company’s short-term credit facility was increased from $12 million to $15 million and expires June 30, 2010. The long-term credit facility was reduced from $20 million to $10 million and expires September 30, 2011.

The Company pledged accounts receivable and inventory as security under the amended credit facility agreements. The amount of credit available to the Company will be based on eligible accounts receivable and inventory as defined in the amended agreements. At September 30, 2009, the Company had available collateral, as defined by the bank, of $54.2 million with borrowing availability of $25.0 million of which $7.0 million was outstanding. The Company believes that the available credit under the amended agreements is sufficient to support its financing needs.

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

Outlook

Based upon current business conditions, we believe sales have stabilized at current levels and do not anticipate significant further declines. However, at this time we are not seeing a significant improvement in near-term business conditions. The consolidation of manufacturing operations and workforce reductions that the Company completed during the prior fiscal year has brought production capacity and fixed overhead in line with current and expected demand for our products. Company wide employment, which was reduced approximately 30% in the prior fiscal year through plant closures and workforce reductions, remains at these reduced levels.

We believe that our residential product category has performed reasonably well in relation to our competition. However, residential furniture continues to be a highly deferrable purchase item and is adversely impacted by low levels of consumer confidence, a depressed market for new housing, limited consumer credit and high unemployment. The commercial product category fell considerably as the U. S. economy contracted and credit tightened further during the fourth quarter of the prior fiscal year. We do not foresee any immediate improvement in these conditions and continue to operate on that basis.

While we expect that current business conditions will persist for the remainder of fiscal year 2010, we remain optimistic that our strategy, which includes a wide range of quality product offerings and price points to the residential and commercial markets, combined with our conservative approach to business, will be rewarded when business conditions improve. We will maintain our focus on a strong balance sheet during these challenging economic times through emphasis on cash flow and improving profitability.

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

Foreign Currency Risk –During the three months ended September 30, 2009 and 2008, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2009, a hypothetical 100 basis point increase in short-term interest rates would decrease annual pre-tax earnings by approximately $20,000, assuming no change in the volume or composition of debt. At September 30, 2009, the Company had effectively fixed the interest rates at 4.9% on approximately $5.0 million of its short-term debt through the use of interest rate swaps. As of September 30, 2009, the cumulative fair value of the swaps is a liability of approximately $0.2 million and is included in other liabilities.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2009, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A. Risk Factors

          There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 23, 2009	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)