Form 10-Q
period 2009-12-31
FLEXSTEEL INDUSTRIES INC
filed 2010-02-09
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.     No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2009	6,611,693

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2009 (UNAUDITED)	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$12,875	$1,714
Trade receivables – less allowance for doubtful accounts: December 31, 2009, $1,980; June 30, 2009, $1,760	32,963	31,282
Inventories	66,834	73,844
Deferred income taxes	4,340	3,960
Other	1,731	3,913
Total current assets	118,743	114,713
NON-CURRENT ASSETS:
Property, plant and equipment, net	22,742	23,298
Deferred income taxes	2,555	2,145
Other	11,347	10,815
TOTAL	$155,387	$150,971

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$9,665	$9,745
Notes payable	5,000	10,000
Accrued liabilities:
Payroll and related items	6,220	4,938
Insurance	6,599	6,519
Other	8,140	5,095
Total current liabilities	35,624	36,297
LONG-TERM LIABILITIES:
Deferred compensation	4,930	4,991
Other	3,264	2,685
Total liabilities	43,818	43,973

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2009, 6,611,693 shares; outstanding June 30, 2009, 6,576,373 shares	6,612	6,576
Additional paid-in capital	5,005	4,370
Retained earnings	101,500	97,816
Accumulated other comprehensive loss	(1,548)	(1,764)
Total shareholders’ equity	111,569	106,998
TOTAL	$155,387	$150,971

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
NET SALES	$83,524	$84,550	$159,465	$175,966
COST OF GOODS SOLD	(63,483)	(68,419)	(122,868)	(142,699)
GROSS MARGIN	20,041	16,131	36,597	33,267
SELLING, GENERAL AND ADMINISTRATIVE	(15,263)	(15,393)	(29,404)	(32,163)
FACILITY CONSOLIDATION AND OTHER CHARGES	—	(504)	—	(1,852)
OPERATING INCOME (LOSS)	4,778	234	7,193	(748)
OTHER INCOME (EXPENSE):
Interest and other income	91	503	123	613
Interest expense	(95)	(271)	(233)	(558)
Total	(4)	232	(110)	55
INCOME (LOSS) BEFORE INCOME TAXES	4,774	466	7,083	(693)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,810)	(170)	(2,740)	240
NET INCOME (LOSS)	$2,964	$296	$4,343	$(453)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,588	6,576	6,582	6,576
Diluted	6,627	6,652	6,621	6,576

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.45	$0.04	$0.66	$(0.07)
Diluted	$0.45	$0.04	$0.66	$(0.07)

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.13	$0.10	$0.26

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$4,343	$(453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,545	1,986
Deferred income taxes	(922)	(241)
Stock-based compensation expense	431	114
Gain on disposition of capital assets	(6)	(186)
Gain on sale of investments	—	(462)
Impairment of long-lived assets	—	137
Changes in operating assets and liabilities:
Trade receivables	(1,681)	6,027
Inventories	7,010	1,749
Other current assets	2,182	591
Other assets	4	11
Accounts payable – trade	(151)	3,576
Accrued liabilities	4,405	(3,298)
Other long-term liabilities	683	27
Deferred compensation	(61)	(315)
Net cash provided by operating activities	17,782	9,263

INVESTING ACTIVITIES:
Proceeds from sales of investments	245	1,220
Purchases of investments	(537)	(130)
Proceeds from sale of capital assets	11	554
Capital expenditures	(923)	(772)
Net cash (used in) provided by investing activities	(1,204)	872

FINANCING ACTIVITIES:
Repayment of short-term borrowings, net	(5,000)	(3,217)
Repayment of long-term borrowings	—	(7,247)
Dividends paid	(658)	(1,710)
Proceeds from issuance of common stock	241	—
Net cash used in financing activities	(5,417)	(12,174)

Increase (decrease) in cash	11,161	(2,039)
Cash at beginning of period	1,714	2,841
Cash at end of period	$12,875	$802

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:
(Amounts in thousands)

	Six Months Ended December 31,
	2009	2008
Interest	$233	$568
Income taxes refunded, net	$(1,290)	$(62)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2009

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six-month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $2.0 million higher at December 31, 2009 and $2.2 million higher at June 30, 2009, if they had been valued on the FIFO method. At December 31, 2009 and June 30, 2009 the total value of LIFO inventory was $1.6 million and $1.8 million, respectively. A comparison of inventories is as follows (in thousands):

	December 31, 2009	June 30, 2009
Raw materials	$9,063	$9,832
Work in process and finished parts	5,049	5,124
Finished goods	52,722	58,888
Total	$66,834	$73,844

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company has lines of credit of $30.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The Company’s credit facility agreements with its primary bank provide long-term borrowing availability of $10.0 million, which matures on September 30, 2011, and short-term borrowing availability of $15.0 million, which matures on June 30, 2010. The Company pledged accounts receivable and inventory as security under the credit facility agreements. The amount of credit available to the Company is based on eligible accounts receivable and inventory as defined in the agreements. At December 31, 2009, the Company had available collateral, as defined by the bank, of $51 million with borrowing availability of $25 million of which $5 million was outstanding.

The agreements provide short-term working capital financing up to $15.0 million with interest selected at the option of the Company at a Commercial Bank Floating Rate (“CBFR”) which is the prime rate subject to a floor calculation of adjusted one month LIBOR rate (3.25% at December 31, 2009) or LIBOR (0.23% at December 31, 2009) plus 2.25%. The Company had $5 million and $10 million outstanding at December 31, 2009 and June 30, 2009, respectively (see Note 11). The short-term portion also provides overnight credit when required for operations at prime. No amounts were outstanding at December 31, 2009 and June 30, 2009 related to overnight credit. As prescribed by GAAP, which is previously discussed in Note 1, the Company recognizes the fair value of the borrowings as a Level 2 valuation.

The long-term portion of the credit facility provides up to $10.0 million and expires September 30, 2011. No amount was outstanding at December 31, 2009 and June 30, 2009. Variable interest is set monthly at the option of the Company at a CBFR or LIBOR plus 3.0%. All interest rates are adjusted monthly, except for the overnight portion of the short-term line of credit, which varies daily at the prime rate.

As of December 31, 2009, the Company has effectively fixed the interest rates at 4.9% on $5.0 million of its short-term debt through the use of interest rate swaps. Subsequent to the end of the quarter, the Company paid off its short-term debt of $5.0 million and terminated the interest rate swap for $0.2 million using available cash.

The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio. The ratio is computed as net (loss) income plus amortization, depreciation, interest expense, income taxes and the aggregate of all expenses related to stock options (“EBITDA”) divided by interest expense, which will vary by quarter over the term of the agreement. At December 31, 2009, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $5.0 million line of credit, cumulative letter of credit facilities and where its routine daily banking transactions are processed. In addition, the Rabbi Trust assets related to executive officer deferred compensation are administered by this bank’s trust department. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $3.4 million. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer. No amount was outstanding on the line of credit at prime minus 1.0% at December 31, 2009 and June 30, 2009.

4.	DERIVATIVE INSTRUMENTS & HEDGING ACTIVITIES

The Company utilizes interest rate swaps to hedge against adverse changes in interest rates relative to its variable rate debt. The notional principal amount of the outstanding interest rate swap totaled $5.0 million with a fixed rate of 4.9% at December 31, 2009. The interest rate swaps are not utilized to take speculative positions. The Board of Directors established the Company’s policies with regards to activities involving derivative instruments. Management, along with the Board of Directors, periodically reviews those policies, along with the actual derivative related results. The Company recorded the fair market value of its interest rate swaps as cash flow hedges on its balance sheet and has marked them to fair value through other comprehensive (loss) income. The cumulative fair value of the swaps was a liability of approximately $0.2 million and $0.3 million as of December 31, 2009 and June 30, 2009, respectively, and is reflected as other liabilities on the accompanying consolidated balance sheets. At each reporting period, the Company performs an assessment of hedge effectiveness by verifying and documenting whether the critical terms of the derivative instruments and the hedged items have changed during the period in review. All of the derivatives used by the Company in its risk management are highly effective hedges because all of the critical terms of the derivative instruments match those of the hedged item. The Company does not hold these derivative instruments for trade and does not plan to sell the instruments. The Company recognizes the fair value of the swap liability as a Level 2 valuation. Subsequent to the end of the quarter, the Company terminated the interest rate swap for $0.2 million.

5.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2007 and ending on June 30, 2010, beginning July 1, 2008 and ending on June 30, 2011, and beginning July 1, 2009 and ending on June 30, 2012. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2008-2010, 2009-2011 and 2010-2012 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods, verification of results, and subject to the negative discretion of the Committee. As the payouts of these awards are subject to the negative discretion of the Committee the grant date is not established until the awards are paid. Accordingly, compensation cost is re-measured based on the award’s estimated fair value at the end of each reporting period prior to the grant date to the extent service has been rendered in comparison to the total requisite service period. Further, the accrual of compensation cost is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within liabilities. As of December 31, 2009, the Company has accrued $0.3 million for estimated awards of stock and cash under the long-term incentive plan. No compensation costs were accrued at June 30, 2009.

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

	At Target		At Maximum
Performance Period	Stock	Cash	Stock	Cash
Fiscal Year 2008 – 2010	33	$227	53	$364
Fiscal Year 2009 – 2011	45	$304	71	$487
Fiscal Year 2010 – 2012	58	$397	93	$635

If the target performance goals would be achieved the total amount of stock compensation cost recognized over the requisite service periods would be $0.6 million (2008-2010), $0.8 million (2009-2011) and $1.0 million (2010-2012) based on the estimated fair values at December 31, 2009. At December 31, 2009, 500,000 shares were available for awards.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At December 31, 2009, 508,950 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2009, June 30, 2009 and 2008 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2008	893	$15.05	$16
Granted	265	6.82
Exercised	(4)	6.81
Canceled	(134)	14.93
Outstanding and exercisable at June 30, 2009	1,020	12.94	407
Granted	165	8.43
Exercised	(35)	6.81
Canceled	(34)	13.87
Outstanding and exercisable at December 31, 2009	1,116	$12.43	$1,065

The following table summarizes information for options outstanding and exercisable at December 31, 2009:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	401	9.1	$7.59
12.35 – 13.59	236	7.5	12.51
14.40 – 16.52	356	4.8	15.44
19.21 – 20.27	123	3.8	19.34
$6.81 – 20.27	1,116	6.8	$12.43

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

At December 31, 2009 and June 30, 2009, the Company had approximately $0.8 million of gross liabilities related to unrecognized tax benefits (composed of $0.6 million of gross unrecognized tax benefits and accrued interest and penalties of $0.2 million) and related deferred tax assets of approximately $0.2 million all of which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, the tax years 2005–2009 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

7.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS. In computing EPS for the three and six months ended December 31, 2009 and 2008, net income (loss) as reported for each respective period is divided by (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008
Basic shares outstanding	6,588	6,576	6,582	6,576
Dilutive effect of stock options	39	76	39	—
Diluted shares outstanding	6,627	6,652	6,621	6,576

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	890	870	890	870

8.	COMPREHENSIVE INCOME (LOSS) – The components of comprehensive income (loss), net of income taxes, for the three and six months ended, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$2,964	$296	$4,343	$(453)
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income taxes of $(19), $89, $(39) and $76, respectively	31	(146)	64	(119)
Change in fair value of available-for-sale, securities, net of income taxes of $73, $452, $(93) and $703, respectively	(119)	(737)	152	(1,147)
Total other comprehensive (loss) income	(88)	(883)	216	(1,266)
Total comprehensive income (loss)	$2,876	$(587)	$4,559	$(1,719)

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	December 31, 2009	June 30, 2009
Available-for-sale securities	$102	$(47)
Interest rate swaps	(113)	(180)
SFAS No. 158 transition adjustment (actuarial losses)	(1,537)	(1,537)
Total accumulated other comprehensive loss	$(1,548)	$(1,764)

9.

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

10.	FACILITY CONSOLIDATION AND OTHER CHARGES

During the three and six months ended December 31, 2008, the Company recorded pre-tax charges for facility consolidation and related costs of $0.5 million and $1.8 million. The charges represented employee separation costs and facility closing costs with no future benefit to the Company.

11.	SUBSEQUENT EVENTS

The Company evaluates, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. For the three and six months ended December 31, 2009, the Company evaluated subsequent events through February 9, 2010.

Subsequent to the end of the quarter, the Company paid-off its short-term debt of $5 million and terminated the interest rate swap for $0.2 million using available cash.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2009 and 2008. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(76.0)	(80.9)	(77.1)	(81.1)
Gross margin	24.0	19.1	22.9	18.9
Selling, general and administrative	(18.3)	(18.2)	(18.4)	(18.2)
Facility consolidation and other costs	—	(0.6)	—	(1.1)
Operating income (loss)	5.7	0.3	4.5	(0.4)
Other (expense) income, net	0.0	0.3	(0.1)	0.0
Income (loss) before income taxes	5.7	0.6	4.4	(0.4)
Income tax (expense) benefit	(2.2)	(0.2)	(1.7)	0.1
Net income (loss)	3.5	0.4	2.7	(0.3)

Results of Operations for the Quarter Ended December 31, 2009 vs. 2008

The following table compares net sales (in thousands) in total and by area of application for the quarter ended December 31, 2009 to the prior year quarter.

	Quarter Ended December 31,
Area of Application	2009	2008	$ Change	% Change
Residential	$62,592	$58,100	$4,492	8%
Commercial	20,932	26,450	(5,518)	(21)%
Total	$83,524	$84,550	$(1,026)	(1)%

Gross margin for the quarter ended December 31, 2009 was 24.0% compared to 19.1% in the prior year quarter. These gross margin improvements are primarily due to better capacity utilization and lower fixed manufacturing costs resulting from last year’s facility consolidations, changes in product mix and lower ocean freight costs.

Selling, general and administrative expenses were $15.3 million or 18.3% of net sales and $15.4 million or 18.2% of net sales for the quarters ended December 31, 2009 and 2008, respectively.

Operating income for the current quarter was $4.8 million compared to $0.2 million in the prior year quarter reflecting the aforementioned factors. The prior year quarter included approximately $0.5 million of pre-tax facility consolidation costs.

The effective income tax expense rate for the current fiscal quarter was 37.9% compared to an income tax rate of 36.5% in the prior year fiscal quarter. The current and prior year rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $3.0 million or $0.45 per share, compared to the prior year quarter net income of $0.3 million or $0.04 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2009 vs. 2008

The following table compares net sales (in thousands) in total and by area of application for the six months ended December 31, 2009 to the prior year period.

	Six Months Ended December 31,
Area of Application	2009	2008	$ Change	% Change
Residential	$118,797	$120,118	$(1,321)	(1)%
Commercial	40,668	55,848	(15,180)	(27)%
Total	$159,465	$175,966	$(16,501)	(9)%

Gross margin for the six months ended December 31, 2009 was 22.9% compared to 18.9% in the prior year period. These gross margin improvements are primarily due to better capacity utilization and lower fixed manufacturing costs resulting from last year’s facility consolidations, changes in product mix and lower ocean freight costs.

Selling, general and administrative expenses were $29.4 million or 18.4% of net sales and $32.2 million or 18.2% of net sales for the six months ended December 31, 2009 and 2008, respectively.

Operating income for the current six months ended December 31, 2009 was $7.2 million compared to operating loss of $0.7 million in the prior year quarter reflecting the aforementioned factors. The prior year six-month period included approximately $1.8 million of pre-tax facility consolidation costs.

The effective income tax expense rate for the current six-month period ended was 38.7% compared to an income tax benefit rate of 34.6% in the prior year period. The current year rate includes the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current six-months ended net income of $4.3 million or $0.66 per share, compared to the prior year net loss of $0.5 million or $0.07 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:
Working Capital (current assets less current liabilities) at December 31, 2009 was $83.1 million. Net cash provided by operating activities was $17.8 million during the six months ended December 31, 2009 due to improved profitability and lower inventory. Cash provided by operating activities was used primarily to reduce borrowings by $5.0 million and pay dividends of $0.6 million. Changes in working capital from June 30, 2009 to December 31, 2009 included net income of $4.3 million and a decrease in inventory of $7.0 million. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders, inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:
Net cash used in investing activities was $1.2 million during the six-month period ended December 31, 2009 and included $0.9 million for the purchase of capital assets. The Company expects that capital expenditures will be less than $1.0 million for the remainder of the 2010 fiscal year.

Financing Activities:
Net cash used in financing activities was $5.4 million during the six-month period ended December 31, 2009. Borrowings were reduced by $5.0 million. Dividends of $0.6 million were paid during the six-month period. Subsequent to the end of the quarter, the Company paid-off its short-term debt of $5 million and terminated the interest rate swap for $0.2 million using available cash.

The Company pledged accounts receivable and inventory as security under the amended credit facility agreements. The amount of credit available to the Company will be based on eligible accounts receivable and inventory as defined in the amended agreements. At December 31, 2009, the Company had available collateral, as defined by the bank, of $51 million with borrowing availability of $25.0 million of which $5.0 million was outstanding. The Company believes that the available credit under the amended agreements is sufficient to support its financing needs.

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

Outlook

Based upon current business conditions, we believe sales have stabilized at current levels. The consolidation of manufacturing operations and workforce reductions that the Company completed during the prior fiscal year has brought production capacity and fixed overhead in line with current and expected demand for our products. Company wide employment, which was reduced approximately 30% in the prior fiscal year through plant closures and workforce reductions, remains at these reduced levels.

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

Foreign Currency Risk –During the three and six months ended December 31, 2009 and 2008, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2009, the Company had effectively fixed the interest rates at 4.9% on approximately $5.0 million of its short-term debt through the use of interest rate swaps. As of December 31, 2009, the cumulative fair value of the swaps is a liability of approximately $0.2 million and is included in other liabilities. On January 28, 2010, the Company paid off its $5 million in short-term debt and terminated the related interest rate swap of $5 million. The cost to terminate the swap was $0.2 million.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2009.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2009, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

          At the annual meeting of stockholders on December 7, 2009, Proposals I and II set forth in the Board of Directors’ definitive proxy statement dated October 21, 2009 were approved and adopted by the stockholders with the following votes:

          Proposal I (elect four (4) Class II Directors): James R. Richardson: For 5,863,605, Withheld 18,433, Abstentions and Broker Non-votes 196,228; Patrick M. Crahan: For 5,622,197, Withheld 260,541, Abstentions and Broker Non-votes 195,528; Robert E. Deignan: For 5,833,770, Withheld 48,968, Abstentions and Broker Non-votes 195,528; Mary C. Bottie: For 5,653,963, Withheld 228,775, Abstentions and Broker Non-votes 195,528.

          The names of each Director whose term of office as a Director continued after the meeting are as follows: Ronald J. Klosterman, Jeffrey T. Bertsch, Mary C. Bottie, L. Bruce Boylen, Patrick M. Crahan, Lynn J. Davis, Robert E. Deignan, Thomas E. Holloran, James R. Richardson and Eric S. Rangen.

          Proposal II (Approval of 2009 Stock Option Plan): For 5,081,412, Against 373,662 and Abstentions 242,329.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 9, 2010	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)