Form 10-Q
period 2010-03-31
FLEXSTEEL INDUSTRIES INC
filed 2010-04-23
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.  No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2010	6,642,644

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2010 (UNAUDITED)	June 30, 2009
ASSETS
CURRENT ASSETS:
Cash	$8,815	$1,714
Trade receivables – less allowance for doubtful accounts: March 31, 2010, $1,963; June 30, 2009, $1,760	33,170	31,282
Inventories	67,648	73,844
Deferred income taxes	4,110	3,960
Other	2,033	3,913
Total current assets	115,776	114,713
NON-CURRENT ASSETS:
Property, plant and equipment, net	22,243	23,298
Deferred income taxes	2,745	2,145
Other	11,270	10,815
TOTAL	$152,034	$150,971

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$9,470	$9,745
Notes payable	—	10,000
Accrued liabilities:
Payroll and related items	7,622	4,938
Insurance	6,483	6,519
Other	6,061	5,095
Total current liabilities	29,636	36,297
LONG-TERM LIABILITIES:
Deferred compensation	4,981	4,991
Other	3,351	2,685
Total liabilities	37,968	43,973

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2010, 6,642,644 shares; outstanding June 30, 2009, 6,576,373 shares	6,643	6,576
Additional paid-in capital	5,276	4,370
Retained earnings	103,488	97,816
Accumulated other comprehensive loss	(1,341)	(1,764)
Total shareholders’ equity	114,066	106,998
TOTAL	$152,034	$150,971

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
NET SALES	$81,451	$73,627	$240,916	$249,593
COST OF GOODS SOLD	(63,418)	(61,459)	(186,286)	(204,158)
GROSS MARGIN	18,033	12,168	54,630	45,435
SELLING, GENERAL AND ADMINISTRATIVE	(14,122)	(14,459)	(43,526)	(46,622)
FACILITY CONSOLIDATION AND OTHER CHARGES	—	(529)	—	(2,381)
OPERATING INCOME (LOSS)	3,911	(2,820)	11,104	(3,568)
OTHER INCOME (EXPENSE):
Interest and other income	115	76	238	689
Interest expense	(206)	(190)	(439)	(749)
Total	(91)	(114)	(201)	(60)
INCOME (LOSS) BEFORE INCOME TAXES	3,820	(2,934)	10,903	(3,628)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	(1,500)	1,080	(4,240)	1,320
NET INCOME (LOSS)	$2,320	$(1,854)	$6,663	$(2,308)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,622	6,576	6,596	6,576
Diluted	6,739	6,576	6,666	6,576

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	$0.35	$(0.28)	$1.01	$(0.35)
Diluted	$0.34	$(0.28)	$1.00	$(0.35)

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.05	$0.15	$0.31

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$6,663	$(2,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,261	2,846
Deferred income taxes	(1,009)	(336)
Stock-based compensation expense	681	114
Gain on disposition of capital assets	(15)	(227)
Gain on sale of investments	—	(462)
Impairment of long-lived assets	—	138
Changes in operating assets and liabilities:
Trade receivables	(1,888)	11,606
Inventories	6,196	9,092
Other current assets	1,880	(130)
Other assets	226	(11)
Accounts payable – trade	(310)	(3,818)
Accrued liabilities	3,609	(3,184)
Other long-term liabilities	951	(78)
Deferred compensation	(10)	(292)
Net cash provided by operating activities	19,235	12,950

INVESTING ACTIVITIES:
Proceeds from sales of investments	301	1,279
Purchases of investments	(584)	(436)
Proceeds from sale of capital assets	20	651
Capital expenditures	(1,175)	(913)
Net cash (used in) provided by investing activities	(1,438)	581

FINANCING ACTIVITIES:
Repayment of short-term borrowings, net	(10,000)	(1,143)
Repayment of long-term borrowings	—	(10,811)
Dividends paid	(988)	(2,038)
Proceeds from issuance of common stock	292	—
Net cash used in financing activities	(10,696)	(13,992)

Increase (decrease) in cash	7,101	(461)
Cash at beginning of period	1,714	2,841
Cash at end of period	$8,815	$2,380

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:
(Amounts in thousands)

	Nine Months Ended March 31,
	2010	2009
Interest	$439	$758
Income taxes paid, net	$1,890	$176

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2010

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.8 million higher at March 31, 2010 and $2.2 million higher at June 30, 2009, if they had been valued on the FIFO method. At March 31, 2010 and June 30, 2009 the total value of LIFO inventory was $2.4 million and $1.8 million, respectively. A comparison of inventories is as follows (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$8,204	$9,832
Work in process and finished parts	5,111	5,124
Finished goods	54,333	58,888
Total	$67,648	$73,844

3.	BORROWINGS AND CREDIT ARRANGEMENTS

At March 31, 2010, the Company had lines of credit of $30.0 million with banks, with borrowings at differing rates based on the date and type of financing utilized.

The Company’s credit facility agreements provided long-term borrowing availability of $10.0 million, which would have matured on September 30, 2011, and short-term borrowing availability of $15.0 million, which would have matured on June 30, 2010. The Company pledged accounts receivable and inventory as security under the credit facility agreements. The amount of credit available to the Company was based on eligible accounts receivable and inventory as defined in the agreements. At March 31, 2010, the Company had available collateral, as defined by the bank, of $49.8 million with borrowing availability of $25.0 million.

The agreements provided short-term working capital financing up to $15.0 million with interest selected at the option of the Company at a Commercial Bank Floating Rate (“CBFR”), which was the prime rate subject to a floor calculation of adjusted one month LIBOR rate, or LIBOR plus 2.25%. The Company had $0 and $10 million outstanding at March 31, 2010 and June 30, 2009, respectively. The short-term portion also provided overnight credit when required for operations at prime. No amounts were outstanding at March 31, 2010 and June 30, 2009 related to overnight credit. As prescribed by GAAP, which is previously discussed in Note 1, the Company recognized the fair value of the borrowings as a Level 2 valuation.

No amount was outstanding on the long-term portion of the credit facility at March 31, 2010 and June 30, 2009. Variable interest was set monthly at the option of the Company at a CBFR or LIBOR plus 3.0%. All interest rates were adjusted monthly, except for the overnight portion of the short-term line of credit, which varied daily at the prime rate.

The credit agreement contained financial covenants. The primary covenant was an interest coverage ratio calculated on a rolling four-quarter basis. At March 31, 2010, the Company was in compliance with all of the financial covenants contained in the credit agreement. On April 19, 2010, the Company terminated its $25 million secured credit agreements.

On April 14, 2010, the Company entered into an unsecured $15 million credit facility with a different bank. See Note 10.

An officer of the Company is a director at a bank where the Company maintains an unsecured $5.0 million line of credit, cumulative letters of credit and where its routine daily banking transactions are processed. No amount was outstanding on the line of credit at prime minus 1.0% at March 31, 2010 and June 30, 2009. The letter of credit facility of $3.4 million supports contingent liabilities to insurance carriers under the Company’s comprehensive general, product, and vehicle liability policies as well as some workers’ compensation. In addition, the Company has Rabbi Trust assets related to executive officer deferred compensation that are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

2007 Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. No shares have been issued as of March 31, 2010. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2007 and ending on June 30, 2010, beginning July 1, 2008 and ending on June 30, 2011, and beginning July 1, 2009 and ending on June 30, 2012. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2008-2010, 2009-2011 and 2010-2012 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within other long-term liabilities. As of March 31, 2010, the Company has accrued $0.6 million for estimated awards of stock and cash under the long-term incentive plan. No compensation costs were accrued at June 30, 2009.

Under the plan, the aggregate number of shares and cash that could be awarded to key executives if the target and maximum performance goals are met are as follows (in thousands):

	At Target		At Maximum
Performance Period	Stock	Cash	Stock	Cash
Fiscal Year 2008 – 2010	33	$316	53	$505
Fiscal Year 2009 – 2011	45	$335	71	$536
Fiscal Year 2010 – 2012	58	$325	93	$520

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.8 million (2008-2010), $0.9 million (2009-2011) and $1.0 million (2010-2012) based on the estimated fair values at March 31, 2010.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At March 31, 2010, 508,950 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of March 31, 2010, June 30, 2009 and 2008 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2008	893	$15.05	$16
Granted	265	6.82
Exercised	(4)	6.81
Canceled	(134)	14.93
Outstanding and exercisable at June 30, 2009	1,020	12.94	407
Granted	165	8.43
Exercised	(90)	7.47
Canceled	(34)	13.40
Outstanding and exercisable at March 31, 2010	1,061	$12.68	$2,332

The following table summarizes information for options outstanding and exercisable at March 31, 2010:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	347	8.9	$7.61
12.35 – 13.59	235	7.2	12.51
14.40 – 16.52	356	4.5	15.44
19.21 – 20.27	123	3.6	19.34
$6.81 – 20.27	1,061	6.4	$12.68

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	March 31, 2010	June 30, 2009
Gross unrecognized tax benefits	$706	$403
Accrued interest and penalties	231	161
Gross liabilities related to unrecognized tax benefits	$937	$564

Deferred tax assets	$251	$164

The recognition of the above amounts would impact the Company’s effective tax rate. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months. The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, the tax years 2005–2009 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

6.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options and estimated long-term incentive compensation plan shares during each period presented, which if exercised or issued, would dilute EPS. In computing EPS for the three and nine months ended March 31, 2010 and 2009, net income (loss) as reported for each respective period is divided by (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Basic shares outstanding	6,622	6,576	6,596	6,576
Dilutive effect of stock options and long-term incentive compensation plan shares	117	—	70	—
Diluted shares outstanding	6,739	6,576	6,666	6,576

Stock options of 724,000 and 1,122,000 for the three and nine months period ended March 31, 2010 and 2009, respectively, were excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price or the net loss would cause the effect of the options to be anti-dilutive.

7.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, for the three and nine months ended, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income (loss)	$2,320	$(1,854)	$6,663	$(2,308)
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income taxes of $(69), $(30), $(108) and $47, respectively	113	55	177	(63)
Change in fair value of available-for-sale securities, net of income taxes of $(58), $91, $(151) and $793, respectively	95	(148)	247	(1,295)
Total other comprehensive income (loss)	208	(93)	424	(1,358)
Total comprehensive income (loss)	$2,528	$(1,947)	$7,087	$(3,666)

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	March 31, 2010	June 30, 2009
Available-for-sale securities	$196	$(47)
Interest rate swaps	—	(180)
SFAS No. 158 transition adjustment (actuarial losses)	(1,537)	(1,537)
Total accumulated other comprehensive loss	$(1,341)	$(1,764)

8.	ACCOUNTING DEVELOPMENTS

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

9.	FACILITY CONSOLIDATION AND OTHER CHARGES

During the three and nine months ended March 31, 2009, the Company recorded pre-tax charges for facility consolidation and related costs of $0.5 million and $2.4 million. The charges represented employee separation costs and facility closing costs with no future benefit to the Company. In the process of recording facility consolidation charges, the company reviewed the usefulness and/or ability to sell idle assets at these facilities in order to determine their fair value. Based on this review, the Company recorded an asset impairment of $0.1 million related to machinery and equipment and included it in the “Facility Consolidation and Other Charges” line in the Consolidated Statements of Operations. At March 31, 2009, the remaining accrued costs of $0.2 million relate primarily to employee severance costs and are classified as “Accrued Liabilities: Other” in the Consolidated Balance Sheet.

10.	SUBSEQUENT EVENTS

On April 14, 2010, the Company entered into an unsecured $15 million short-term revolving credit line with a bank with interest at the bank’s one month LIBOR rate plus 1.00%. The credit agreement contains certain financial covenants including net working capital of $60 million at the end of each fiscal quarter and an interest coverage ratio, as defined in the agreement, calculated on a rolling four-quarter basis. The Company believes that the available credit under the new agreement that expires June 30, 2011 is sufficient to support its financing needs.

On April 19, 2010, the Company terminated its credit agreements with its previous bank.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2010 and 2009. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(77.9)	(83.5)	(77.3)	(81.8)
Gross margin	22.1	16.5	22.7	18.2
Selling, general and administrative	(17.3)	(19.6)	(18.1)	(18.7)
Facility consolidation and other costs	—	(0.7)	—	(0.9)
Operating income (loss)	4.8	(3.8)	4.6	(1.4)
Other (expense) income, net	(0.2)	(0.2)	(0.1)	—
Income (loss) before income taxes	4.6	(4.0)	4.5	(1.4)
Income tax (expense) benefit	(1.8)	1.5	(1.8)	0.5
Net income (loss)	2.8%	(2.5)%	2.7%	(0.9)%

Results of Operations for the Quarter Ended March 31, 2010 vs. 2009

The following table compares net sales (in thousands) in total and by area of application for the quarter ended March 31, 2010 to the prior year quarter.

	Quarter Ended March 31
Area of Application	2010	2009	$ Change	% Change
Residential	$61,516	$53,624	$7,892	14.7%
Commercial	19,935	20,003	(68)	(0.3)%
Total	$81,451	$73,627	$7,824	10.6%

Gross margin for the quarter ended March 31, 2010 was 22.1% compared to 16.5% in the prior year quarter. These gross margin improvements are primarily due to better capacity utilization and lower fixed manufacturing costs resulting from facility consolidations, changes in product mix and a $1.7 million (2.2% of net sales) inventory write-down in the prior year.

Selling, general and administrative expenses were $14.1 million or 17.3% of net sales and $14.5 million or 19.6% of net sales for the quarters ended March 31, 2010 and 2009, respectively. The percentage improvement is due to widespread expense reductions through facility consolidations and staff reductions during the prior fiscal year.

During the prior year quarter the Company recorded pre-tax charges of approximately $0.5 million of employee separation costs.

Operating income for the current quarter was $3.9 million compared to a $2.8 million operating loss in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 39.3% compared to an income tax benefit rate of 36.8% in the prior year fiscal quarter. The current and prior year rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $2.3 million or $0.34 per share, compared to the prior year quarter net loss of $1.9 million or $0.28 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2010 vs. 2009

The following table compares net sales (in thousands) in total and by area of application for the nine months ended March 31, 2010 to the prior year period.

	Nine Months Ended March 31
Area of Application	2010	2009	$ Change	% Change
Residential	$180,313	$173,743	$6,570	3.8%
Commercial	60,603	75,850	(15,247)	(20.1)%
Total	$240,916	$249,593	$(8,677)	(3.5)%

Gross margin for the nine months ended March 31, 2010 was 22.7% compared to 18.2% in the prior year period. The nine-month gross margin improvements are primarily due to better capacity utilization and lower fixed manufacturing costs resulting from facility consolidations, changes in product mix, lower ocean freight costs and a $1.7 million (2.2% of net sales) inventory write-down in the prior year.

Selling, general and administrative expenses were $43.5 million or 18.1% of net sales and $46.6 million or 18.7% of net sales for the nine months ended March 31, 2010 and 2009, respectively.

The prior year nine-month period included pre-tax charges of approximately $2.4 million of facility consolidation and employee separation costs.

Operating income for the current nine months ended March 31, 2010 was $11.1 million compared to operating loss of $3.6 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current nine-month period ended was 38.9% compared to an income tax benefit rate of 36.4% in the prior year period. The current year rate includes the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current nine-months ended net income of $6.7 million or $1.00 per share, compared to the prior year net loss of $2.3 million or $0.35 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working Capital (current assets less current liabilities) at March 31, 2010 was $86.1 million. Net cash provided by operating activities was $19.2 million during the nine months ended March 31, 2010 due to improved profitability and lower inventory. At March 31, 2010, the Company had cash of $8.8 million and no bank borrowings. Cash provided by operating activities was used primarily to reduce borrowings by $10.0 million and pay dividends of $1.0 million. Changes in working capital from June 30, 2009 to March 31, 2010 resulted from net income of $6.7 million and a decrease in inventory of $6.2 million. The Company expects that due to the nature of our operations that there will be continuing fluctuations in accounts receivable, inventory, accounts payable, and cash flows from operations due to the following: (i) we purchase inventory from overseas suppliers with long lead times and depending on the timing of the delivery of those orders, inventory levels can be greatly impacted, and (ii) we have various customers that purchase large quantities of inventory periodically and the timing of those purchases can significantly impact inventory levels, accounts receivable, accounts payable and short-term borrowings. As discussed below, the Company believes it has adequate financing arrangements and access to capital to absorb these fluctuations in operating cash flow.

Investing Activities:

Net cash used in investing activities was $1.4 million during the nine-month period ended March 31, 2010 and included $1.2 million for the purchase of capital assets. Depreciation expense was $2.3 million and $2.8 million for the nine-month periods ended March 31, 2010 and 2009, respectively. The Company expects that capital expenditures will be less than $0.5 million for the remainder of the 2010 fiscal year.

Financing Activities:

Net cash used in financing activities was $10.7 million during the nine-month period ended March 31, 2010. Borrowings were reduced by $10.0 million. Dividends of $1.0 million were paid during the nine-month period. The Company received cash from the issuance of stock of $0.3 million.

At March 31, 2010, the Company had available collateral, as defined by the bank, of $49.8 million with borrowing availability of $25.0 million. On April 19, 2010, the Company terminated its $25 million secured credit facility.

On April 14, 2010, the Company entered into an unsecured $15 million short-term revolving credit line with a bank with interest at the bank’s one month LIBOR rate plus 1.00%. The credit agreement contains certain financial covenants including net working capital of $60 million at the end of each fiscal quarter and an interest coverage ratio, as defined in the agreement, calculated on a rolling four-quarter basis. The Company believes that the available credit under the new agreement that expires June 30, 2011, is sufficient to support its financing needs.

In the opinion of management, the Company’s current liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase capital assets that enhance safety and improve operations. Should economic conditions deteriorate significantly, we would evaluate all uses of cash and credit facilities, including the payment of dividends and purchase of capital assets.

Outlook

While sales are still down slightly from the prior year on a year to date basis, we have seen an increase in the current quarter due to improved residential sales. The consolidation of manufacturing operations and workforce reductions that the Company completed during the prior fiscal year has brought production capacity and fixed overhead in line with current and expected demand for our products. Company wide employment, which was reduced approximately 30% in the prior fiscal year through plant closures and workforce reductions, remains at these reduced levels. These factors contributed significantly to gross margin improvement and selling, general and administrative expense reductions. However, we are experiencing selected increases on various manufacturing component materials and significant increases on ocean freight rates in comparison to year ago rates.

Our residential product category has performed reasonably well in relation to our competition, and we anticipate modest continued improvement in the residential sales category. However, the fact remains that residential furniture is a highly deferrable purchase item and can be adversely impacted by existing factors, such as, low levels of consumer confidence, a depressed market for new housing, limited consumer credit and high unemployment. The commercial product category fell considerably as the U. S. economy contracted and credit tightened. While we believe that sales are at or near the bottom of the downward cycle and should level off, we do not anticipate major improvements in commercial markets through the end of the calendar year.

We remain committed to our core strategies, which include a wide range of quality product offerings and price points to the residential and commercial markets, combined with a conservative approach to business. We will maintain our focus on a strong balance sheet during these challenging economic times through emphasis on cash flow and improving profitability.

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

Foreign Currency Risk –During the nine months ended March 31, 2010 and 2009, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at March 31, 2010.

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

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2010.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2010, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Item 6. Exhibits

31.1	Certification.

31.2	Certification.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	April 23, 2010	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)