Form 10-Q
period 2010-09-30
FLEXSTEEL INDUSTRIES INC
filed 2010-10-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒.

Common Stock - $1.00 Par Value

Shares Outstanding as of September 30, 2010	6,688,835

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	September 30, 2010 (UNAUDITED)	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash	$4,257	$8,278
Trade receivables – less allowance for doubtful accounts: September 30, 2010, $2,160; June 30, 2010, $2,020	37,792	35,748
Inventories	78,391	72,637
Deferred income taxes	3,710	4,050
Other	1,450	1,076
Total current assets	125,600	121,789
NON-CURRENT ASSETS:
Property, plant and equipment, net	21,186	21,614
Deferred income taxes	3,360	3,010
Other assets	11,339	11,257
TOTAL	$161,485	$157,670

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$11,864	$10,815
Accrued liabilities:
Payroll and related items	5,614	7,023
Insurance	6,497	6,192
Other	8,461	6,959
Total current liabilities	32,436	30,989
LONG-TERM LIABILITIES:
Deferred compensation	5,113	5,096
Other liabilities	4,068	3,973
Total liabilities	41,617	40,058

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 6,688,835, shares;	6,689	6,646
Additional paid-in capital	5,672	5,425
Retained earnings	109,134	107,293
Accumulated other comprehensive loss	(1,627)	(1,752)
Total shareholders’ equity	119,868	117,612
TOTAL	$161,485	$157,670

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
NET SALES	$87,230	$75,940
COST OF GOODS SOLD	(67,624)	(59,384)
GROSS MARGIN	19,606	16,556
SELLING, GENERAL AND ADMINISTRATIVE	(14,898)	(14,141)
FACILITY CLOSING COSTS	(1,016)	–
OPERATING INCOME	3,692	2,415
OTHER INCOME :
Interest and other income	101	32
Interest expense	–	(137)
Total	101	(105)
INCOME BEFORE INCOME TAXES	3,793	2,310
PROVISION FOR INCOME TAXES	(1,450)	(930)
NET INCOME	$2,343	$1,380

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,660	6,576
Diluted	6,839	6,615

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.35	$0.21
Diluted	$0.34	$0.21

DIVIDENDS DECLARED PER COMMON SHARE	$0.075	$0.05

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,343	$1,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	722	806
Provision for losses on accounts receivable	240	490
Deferred income taxes	(86)	(596)
Stock-based compensation expense	135	–
Gain on disposition of capital assets	15	(3)
Changes in operating assets and liabilities:
Trade receivables	(2,285)	(2,107)
Inventories	(5,754)	1,755
Other current assets	(373)	2,185
Other assets	(8)	5
Accounts payable – trade	1,107	(1,369)
Accrued liabilities	228	457
Other long-term liabilities	95	150
Deferred compensation	16	(112)
Net cash (used in) provided by operating activities	(3,605)	3,041

INVESTING ACTIVITIES:
Proceeds from sales of investments	201	197
Purchases of investments	(74)	(9)
Proceeds from sale of capital assets	18	3
Capital expenditures	(384)	(627)
Net cash used in investing activities	(239)	(436)

FINANCING ACTIVITIES:
Repayment of short-term borrowings, net	–	(3,000)
Dividends paid	(332)	(329)
Proceeds from issuance of common stock	155	–
Net cash used in financing activities	(177)	(3,329)

Decrease in cash	(4,021)	(724)
Cash at beginning of period	8,278	1,714
Cash at end of period	$4,257	$990

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

(Amounts in thousands)

	Three Months Ended September 30,
	2010	2009
Interest	$–	$135
Income taxes paid (refunded)	$1,260	$(336)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

1.      The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  Operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

2.       INVENTORIES

The Company values inventory at the lower of cost or market.  Raw steel is valued on the last-in, first-out (“LIFO”) method.  Other inventories are valued on the first-in, first-out (“FIFO”) method.  Raw steel inventories valued on a LIFO basis would have been approximately $1.7 million higher at each period ended September 30, 2010 and June 30, 2010, if they had been valued on the FIFO method.  At September 30, 2010 and June 30, 2010 the total value of LIFO inventory was $2.4 million and $2.3 million, respectively. A comparison of inventories is as follows (in thousands):

	September 30, 2010	June 30, 2010
Raw materials	$9,164	$9,696
Work in process and finished parts	5,073	4,943
Finished goods	64,154	57,998
Total	$78,391	$72,637

3.          BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $10.0 million of letters of credit availability. No amounts were outstanding at September 30, 2010 and June 30, 2010 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $2.6 million. The credit agreement contains financial covenants.  The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends divided by interest expense.  In addition, the Company must maintain working capital of $60 million.  At September 30, 2010 , the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $5.0 million line of credit at prime minus 1%, cumulative letter of credit facilities and where its routine daily banking transactions are processed.  No amount was outstanding on the line of credit at September 30, 2010 and June 30, 2010. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $0.7 million.  In addition, the Rabbi Trust assets are administered by this bank’s trust department.  The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.          STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)       Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan.  No shares have been issued as of September 30, 2010.  The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2008 and ending on June 30, 2011, beginning July 1, 2009 and ending on June 30, 2012, and beginning July 1, 2010 and ending on June 30, 2013. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash.  Awards will be paid to participants as soon as practicable following the end of the performance periods and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.  The compensation cost related to the cash portion of the award is re-measured based on the award’s estimated fair value at the end of each reporting period.  The accrual is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within payroll and related accruals and other long-term liabilities. At September 30, 2010 and June 30, 2010, the Company accrued $0.3 million and $0, respectively, in payroll and related accruals for the short-term portion of estimated awards of stock and cash under the long-term incentive plan.  At September 30, 2010 and June 30, 2010, the Company accrued $1.0 million and $0.9 million, respectively, in other long-term liabilities for estimated awards of stock and cash under the long-term incentive plan.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.0 million (2009-2011), $1.1 million (2010-2012) and $0.9 million (2011-2013) based on the estimated fair values at September 30, 2010.

(2)       Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options.  Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years.  All options are exercisable when granted.

At September 30, 2010, 508,950 shares were available for future grants.  It is the Company’s policy to issue new shares upon exercise of stock options.  The Company accepts shares of the Company’s common stock as payment for the exercise price of options.  These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2010, June 30, 2010 and 2009 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2009	1,020	$12.94	$407
Granted	165	8.43
Exercised	(99)	7.52
Canceled	(34)	13.40
Outstanding and exercisable at June 30, 2010	1,052	12.70	1,168
Granted	–	–
Exercised	(66)	7.08
Canceled	(1)	15.37
Outstanding and exercisable at September 30, 2010	985	$13.07	$2,892

The following table summarizes information for options outstanding and exercisable at September 30, 2010:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	277	8.5	$7.73
12.35 – 13.59	230	6.7	12.51
14.40 – 16.52	355	4.1	15.44
19.21 – 20.27	123	3.2	19.34
$6.81 – 20.27	985	5.8	$13.07

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	September 30, 2010	June 30, 2010
Gross unrecognized tax benefits	$1,045	$995
Accrued interest and penalties	235	215
Gross liabilities related to unrecognized tax benefits	$1,280	$1,210

Deferred tax assets	$250	$230

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

6.          EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period.  Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares.  Common equivalent shares represent the effect of stock options and estimated long-term incentive compensation plan shares during each period presented, which if exercised or issued, would dilute EPS.  In computing EPS for the three months ended September 30, 2010 and 2009, net income as reported for each respective period is divided by (in thousands):

	Three Months Ended September 30,
	2010	2009
Basic shares outstanding	6,660	6,576
Dilutive effect of stock options and long-term incentive compensation shares	179	39
Diluted shares outstanding	6,839	6,615

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	493	760

7.          COMPREHENSIVE INCOME

The components of comprehensive income, net of income tax expense, for the three months ended, were as follows (in thousands):

	Three Months Ended September 30,
	2010	2009
Net income	$2,343	$1,380
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income tax expense of $0 and $(20), respectively	–	33
Change in fair value of available-for-sale, securities, net of income tax expense of $(76) and $(165), respectively	124	270
Total other comprehensive income	124	303
Total comprehensive income	$2,467	$1,683

The components of accumulated other comprehensive loss, net of income tax, are as follows (in thousands):

	September 30, 2010	June 30, 2010
Available-for-sale securities	$114	$(11)
Pension and other post-retirement benefit adjustments	(1,741)	(1,741)
Total accumulated other comprehensive loss	$(1,627)	$(1,752)

8.          LITIGATION

From time to time, the Company is subject to various legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business.  The Company does not consider any of such proceedings that are currently pending, individually or in the aggregate, to be material to its business of likely to result in a material adverse effect on its consolidated operating results, financial condition, or cash flows.

9.          ACCOUNTING DEVELOPMENTS

No accounting pronouncements have been adopted or have become effective during the first quarter of fiscal 2011 that impact the Company.

10.      FACILITY CLOSING COSTS

During the quarter ended September 30, 2010, the Company announced the planned closure of a manufacturing operation.  The Company plans to close the facility in mid-November 2010 and estimates that the facility closing costs will range from $1.0 million to $1.5 million.  The Company recorded pre-tax charges for facility closing costs of $1.0 million during the quarter ended September 30, 2010. The charges represent employee separation costs of $0.6 million and other closing costs of $0.4 million with no future benefit to the Company and are classified as “Facility Closing Costs” in the Consolidated Statements of Operations. The $1.0 million is included in other current liabilities at September 30, 2010.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2010 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2010 and 2009.  Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	(77.5)	(78.2)
Gross margin	22.5	21.8
Selling, general and administrative	(17.1)	(18.6)
Facility closing costs	(1.2)	–
Operating income	4.2	3.2
Other (expense) income, net	0.1	(0.2)
Income before income taxes	4.3	3.0
Income tax expense	(1.6)	(1.2)
Net income	2.7%	1.8%

Results of Operations for the Quarter Ended September 30, 2010 vs. 2009

The following table compares net sales in total and by area of application for the quarter ended September 30, 2010 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended September 30		$ Change (in thousands)
Area of Application	2010	2009		% Change
Residential	$65,224	$56,204	$9,020	16%
Commercial	22,006	19,736	2,270	12%
Total	$87,230	$75,940	$11,290	15%

Gross margin for the quarter ended September 30, 2010 was 22.5% compared to 21.8% in the prior year quarter.  The improvement in gross margin percentage is primarily due to better coverage of fixed costs on the higher sales volume.

Selling, general and administrative expenses were $14.9 million or 17.1% of net sales and $14.1 million or 18.6% of net sales for the quarters ended September 30, 2010 and 2009, respectively. The percentage improvement is due to better absorption of fixed costs offsetting the $0.8 million increase related to the higher sales volume.

The current year quarter included a pre-tax charge of approximately $1.0 million related to the planned closing of a manufacturing operation.  Excluding this charge, operating income was at an all-time high for a first fiscal quarter.

Operating income for the current quarter was $3.7 million compared to operating income of $2.4 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 38.2% compared to an income tax expense rate of 40.3% in the prior year fiscal quarter.  The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $2.3 million or $0.34 per share, compared to net income of $1.4 million or $0.21 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working Capital (current assets less current liabilities) at September 30, 2010 was $93.2 million.  Net cash used in operating activities was $3.6 million during the first quarter ended September 30, 2010. This use of cash was primarily related to increases in inventories of $5.8 million and receivables of $2.0 million offset by net income of $2.3 million, an increase in accounts payable of $1.1 million and depreciation of $0.7 million.

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

Investing Activities:

Net cash used in investing activities was $0.2 million during the three-month period ended September 30, 2010.  The Company expended $0.4 million for the purchase of capital assets. The Company expects that capital expenditures will be approximately $3.0 million for the remainder of the 2011 fiscal year.

Financing Activities:

Net cash used in financing activities was $0.2 million during the three-month period ended September 30, 2010.  Dividends of $0.3 million were paid during the three-month period offset by cash received from the exercise of stock options.

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

Outlook

Our balance sheet remains strong reflecting working capital in excess of $93.0 million and no bank borrowings.  We had a sales increase for the current quarter over the prior year quarter due in part to a strong backlog going into the quarter.  Our incoming order rate has slowed during the quarter and remains soft as we move into our second quarter, consistent with the furniture industry in general.

Residential furniture remains a highly deferrable item and can be adversely impacted by factors, such as, low levels of consumer confidence, a depressed market for housing, limited consumer credit and high unemployment.  We believe that commercial product sales are at or near the bottom of the downward cycle and should level off.   We do not anticipate significant improvements in commercial markets before the second half of fiscal year 2011.

We remain committed to our core strategies, which include a wide range of quality product offerings and price points to the residential and commercial markets, combined with a conservative approach to business.  We will maintain our focus on a strong balance sheet through emphasis on cash flow and improving profitability.  We believe these core strategies are in the best interest of our shareholders.

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

Foreign Currency Risk –During the three months ended September 30, 2010 and 2009, the Company did not have sales, purchases, or other expenses denominated in foreign currencies.  As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.  The Company does not have any debt outstanding at September 30, 2010.

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

Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2010.

(b) Changes in internal control over financial reporting.  During the quarter ended September 30, 2010, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonable likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risk and uncertainty.  Some of the factors that could affect results are the cyclical nature of the furniture industry, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, foreign currency valuations, actions by governments including taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both foreign and domestic), changes in interest rates, credit exposure with customers and general economic conditions.  For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.   Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Item 6.      Exhibits

31.1	Certification

31.2	Certification

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	October 22, 2010	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer (Principal Financial & Accounting Officer)