Form 10-Q
period 2010-12-31
FLEXSTEEL INDUSTRIES INC
filed 2011-02-08
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒.

Common Stock - $1.00 Par Value

Shares Outstanding as of December 31, 2010	6,694,432

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 31, 2010 (UNAUDITED)	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash	$7,160	$8,278
Trade receivables – less allowance for doubtful accounts: December 31, 2010, $2,190; June 30, 2010, $2,020	32,454	35,748
Inventories	77,907	72,637
Deferred income taxes	3,740	4,050
Other	1,518	1,076
Total current assets	122,779	121,789
NON-CURRENT ASSETS:
Property, plant and equipment, net	20,669	21,614
Deferred income taxes	3,630	3,010
Other	11,948	11,257
TOTAL	$159,026	$157,670

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$10,076	$10,815
Accrued liabilities:
Payroll and related items	5,464	7,023
Insurance	6,278	6,192
Other	5,574	6,959
Total current liabilities	27,392	30,989
LONG-TERM LIABILITIES:
Deferred compensation	5,067	5,096
Other	4,274	3,973
Total liabilities	36,733	40,058

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2010, 6,694,432 shares; outstanding June 30, 2010, 6,645,532 shares	6,694	6,646
Additional paid-in capital	6,282	5,425
Retained earnings	110,763	107,293
Accumulated other comprehensive loss	(1,446)	(1,752)
Total shareholders’ equity	122,293	117,612
TOTAL	$159,026	$157,670

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
NET SALES	$82,821	$83,524	$170,051	$159,465
COST OF GOODS SOLD	(63,996)	(63,483)	(131,620)	(122,868)
GROSS MARGIN	18,825	20,041	38,431	36,597
SELLING, GENERAL AND ADMINISTRATIVE	(15,508)	(15,263)	(30,406)	(29,404)
FACILITY CLOSING COSTS	―	―	(1,016)	―
OPERATING INCOME	3,317	4,778	7,009	7,193
OTHER INCOME (EXPENSE):
Interest and other income	14	91	115	123
Interest expense	―	(95)	―	(233)
Total	14	(4)	115	(110)
INCOME BEFORE INCOME TAXES	3,331	4,774	7,124	7,083
PROVISION FOR INCOME TAXES	(1,200)	(1,810)	(2,650)	(2,740)
NET INCOME	$2,131	$2,964	$4,474	$4,343

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,691	6,588	6,676	6,582
Diluted	6,924	6,627	6,881	6,621

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.32	$0.45	$0.67	$0.66
Diluted	$0.31	$0.45	$0.65	$0.66

DIVIDENDS DECLARED PER COMMON SHARE	$0.075	$0.05	$0.15	$0.10

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$4,474	$4,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,408	1,545
Provision for losses on accounts receivable	800	640
Deferred income taxes	(498)	(922)
Stock-based compensation expense	699	431
Gain on disposition of capital assets	(8)	(6)
Changes in operating assets and liabilities:
Trade receivables	2,494	(2,321)
Inventories	(5,270)	7,010
Other current assets	(442)	2,182
Other assets	(8)	4
Accounts payable – trade	(650)	(151)
Accrued liabilities	(3,028)	4,405
Other long-term liabilities	300	683
Deferred compensation	(29)	(61)
Net cash provided by operating activities	242	17,782

INVESTING ACTIVITIES:
Proceeds from sales of investments	254	245
Purchases of investments	(443)	(537)
Proceeds from sale of capital assets	42	11
Capital expenditures	(585)	(923)
Net cash used in investing activities	(732)	(1,204)

FINANCING ACTIVITIES:
Repayment of short-term borrowings, net	―	(5,000)
Dividends paid	(834)	(658)
Proceeds from issuance of common stock	206	241
Net cash used in financing activities	(628)	(5,417)

(Decrease) increase in cash	(1,118)	11,161
Cash at beginning of period	8,278	1,714
Cash at end of period	$7,160	$12,875

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:

(Amounts in thousands)

	Six Months Ended December 31,
	2010		2009
Interest	$	―	$233
Income taxes paid, net		$4,402	$(1,290)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2010

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements.  Operating results for the three and six-month periods ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company has one active wholly-owned subsidiary, DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, manufacturer, importer and marketer of residential and commercial office furniture. DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

2.	INVENTORIES

The Company values inventory at the lower of cost or market.  Raw steel is valued on the last-in, first-out (“LIFO”) method.  Other inventories are valued on the first-in, first-out (“FIFO”) method.  Inventories valued on the LIFO method would have been approximately $1.5 million higher at December 31, 2010 and $1.7 million higher at June 30, 2010, if they had been valued on the FIFO method.  At December 31, 2010 and June 30, 2010 the total value of LIFO inventory was $2.4 million and $2.3 million, respectively. A comparison of inventories is as follows (in thousands):

	December 31, 2010	June 30, 2010
Raw materials	$8,583	$9,696
Work in process and finished parts	5,053	4,943
Finished goods	64,271	57,998
Total	$77,907	$72,637

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $10.0 million of letters of credit availability. No amounts were outstanding at December 31, 2010 and June 30, 2010 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $3.0 million. The credit agreement contains financial covenants.  The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends divided by interest expense.  In addition, the Company must maintain working capital of $60 million.  At December 31, 2010, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $5.0 million line of credit at prime minus 1%, but not less than 2.5%, and where its routine daily banking transactions are processed.  No amount was outstanding on the line of credit at December 31, 2010 and June 30, 2010. In addition, the Rabbi Trust assets of $4.9 million are administered by this bank’s trust department.  The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.	STOCK-BASED COMPENSATION
The Company has two stock-based compensation methods available when determining employee compensation.
(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan.  No shares have been issued as of December 31, 2010.  The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2008 and ending on June 30, 2011, beginning July 1, 2009 and ending on June 30, 2012, and beginning July 1, 2010 and ending on June 30, 2013. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash.  Awards will be paid to participants as soon as practicable following the end of the performance periods and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.  The compensation cost related to the cash portion of the award is re-measured based on the award’s estimated fair value at the end of each reporting period.  The accrual is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within payroll and related accruals and other long-term liabilities. At December 31, 2010 and June 30, 2010, the Company accrued $0.3 million and $0, respectively, in payroll and related accruals for the short-term portion of estimated awards of stock and cash under the long-term incentive plan.  At December 31, 2010 and June 30, 2010, the Company accrued $1.4 million and $0.9 million, respectively, in other long-term liabilities for estimated awards of stock and cash under the long-term incentive plan.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.0 million (2009-2011), $1.2 million (2010-2012) and $1.1 million (2011-2013) based on the estimated fair values at December 31, 2010.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options.  Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years.  All options are exercisable when granted.

At December 31, 2010, 423,950 shares were available for future grants.  It is the Company’s policy to issue new shares upon exercise of stock options.  The Company accepts shares of the Company’s common stock as payment for the exercise price of options.  These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2010, June 30, 2010 and 2009 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2009	1,020	$12.94	$407
Granted	165	8.43
Exercised	(99)	7.52
Canceled	(34)	13.40
Outstanding and exercisable at June 30, 2010	1,052	12.70	1,168
Granted	88	17.23
Exercised	(75)	7.50
Canceled	(3)	10.89
Outstanding and exercisable at December 31, 2010	1,062	$13.46	$4,750

The following table summarizes information for options outstanding and exercisable at December 31, 2010:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	270	8.4	$7.66
12.35 – 12.74	230	6.4	12.51
14.40 – 16.52	353	3.9	15.54
17.23 – 20.27	209	5.8	18.46
$6.81 – 20.27	1,062	6.0	$13.46

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	December 31, 2010	June 30, 2010
Gross unrecognized tax benefits	$1,040	$995
Accrued interest and penalties	240	215
Gross liabilities related to unrecognized tax benefits	$1,280	$1,210

Deferred tax assets	$250	$230

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

6.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period.  Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares.  Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS and the dilutive effect of long-term incentive compensation shares granted.  In computing EPS for the three and six months ended December 31, 2010 and 2009, net income as reported for each respective period is divided by (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Basic shares outstanding	6,691	6,588	6,676	6,582
Dilutive effect of stock options	152	39	132	39
Dilutive effect of long-term incentive compensation shares granted	81	―	73	―
Diluted shares outstanding	6,924	6,627	6,881	6,621

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	563	890	563	890

7.	COMPREHENSIVE INCOME
The components of comprehensive income, net of income taxes, for the three and six months ended, were as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$2,131	$2,964	$4,474	$4,343
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income taxes of $0, $(19), $0 and $(39), respectively	―	31	―	64
Change in fair value of available-for-sale securities, net of income taxes of $(111), $73, $(187) and $(93), respectively	182	(119)	306	152
Total other comprehensive income (loss)	182	(88)	306	216
Total comprehensive income	$2,313	$2,876	$4,780	$4,559

The components of accumulated other comprehensive loss, net of income tax, are as follows (in thousands):

	December 31, 2010	June 30, 2010
Available-for-sale securities	$295	$(11)
Pension and other post-retirement benefit adjustments	(1,741)	(1,741)
Accumulated other comprehensive loss	$(1,446)	$(1,752)

8.	LITIGATION

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
No accounting pronouncements have been adopted or have become effective during the second quarter of fiscal 2011 that impact the Company.
10.	FACILITY CLOSING COSTS

During the quarter ended September 30, 2010, the Company announced the planned closure of a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million.  The charges represent employee separation costs of $0.6 million and other closing costs of $0.4 million with no future benefit to the Company and are classified as “Facility Closing Costs” in the Consolidated Statements of Income at December 31, 2010.  At December 31, 2010, the closure is completed and $0.3 million remains to be paid and is included in other current liabilities.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2010 and 2009.  Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(77.3)	(76.0)	(77.4)	(77.1)
Gross margin	22.7	24.0	22.6	22.9
Selling, general and administrative	(18.7)	(18.3)	(17.9)	(18.4)
Facility consolidation and other costs	―	―	(0.6)	―
Operating income	4.0	5.7	4.1	4.5
Other income (expense), net	0.0	0.0	0.1	(0.1)
Income before income taxes	4.0	5.7	4.2	4.4
Income tax expense	(1.4)	(2.2)	(1.6)	(1.7)
Net income	2.6%	3.5%	2.6%	2.7%

Results of Operations for the Quarter Ended December 31, 2010 vs. 2009

The following table compares net sales in total and by area of application for the quarter ended December 31, 2010 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended December 31,		$ Change (in thousands)
Area of Application	2010	2009		% Change
Residential	$63,528	$62,592	$936	2%
Commercial	19,293	20,932	(1,639)	(8)%
Total	$82,821	$83,524	$(703)	(1)%

Gross margin for the quarter ended December 31, 2010 was 22.7% compared to 24.0% in the prior year quarter. The gross margin was adversely impacted by a pre-tax charge of $0.6 million in inventory write-downs associated with the closing of a manufacturing facility.

Selling, general and administrative expenses were $15.5 million or 18.7% of net sales and $15.3 million or 18.3% of net sales for the quarters ended December 31, 2010 and 2009, respectively, due to increases in bad debt and selling costs on slightly lower sales.

Operating income for the current quarter was $3.3 million compared to $4.8 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 36.0% compared to a rate of 37.9% in the prior year fiscal quarter.  The change is due to changes in projected income levels and the impact of various state taxing jurisdictions.

The above factors resulted in net income of $2.1 million or $0.31 per share, compared to the prior year quarter of $3.0 million or $0.45 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2010 vs. 2009

The following table compares net sales in total and by area of application for the six months ended December 31, 2010 to the prior year period.

	Net Sales (in thousands) Six Months Ended December 31,		$ Change (in thousands)
Area of Application	2010	2009		% Change
Residential	$128,753	$118,797	$9,956	8%
Commercial	41,298	40,668	630	2%
Total	$170,051	$159,465	$10,586	7%

The increase in residential net sales of $10.0 million is due in part to a strong backlog at the beginning of fiscal year 2011.

Gross margin for the six months ended December 31, 2010 was 22.6% compared to 22.9% in the prior year period.  Gross margin was adversely impacted by inventory write-downs of $0.6 million associated with the aforementioned facility closing.

Selling, general and administrative expenses were $30.4 million or 17.9% of net sales and $29.4 million or 18.4% of net sales for the six months ended December 31, 2010 and 2009, respectively, reflecting better absorption of fixed costs.

The current six-month period includes a pre-tax charge of approximately $1.0 million for employee separation and other costs related to finalizing the aforementioned facility closing.

Operating income for the six months ended December 31, 2010 was $7.0 million compared to $7.2 million in the prior year period reflecting the aforementioned factors.

The effective income tax expense rate for the current six-month period ended was 37.2% compared to a rate of 38.7% in the prior year period.  The current year rate includes the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in six months ended net income of $4.5 million or $0.65 per share, compared to the prior year of $4.3 million or $0.66 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working Capital (current assets less current liabilities) at December 31, 2010 was $95.4 million.  Net cash provided by operating activities was $0.2 million during the six months ended December 31, 2010.  The net cash provided was primarily a result of net income of $4.5 million and accounts receivables reduction of $2.5 million, offset by a $5.3 million increase in inventory and lower accrued liabilities.

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

Investing Activities:

Net cash used in investing activities was $0.7 million during the six month period ended December 31, 2010 primarily related to $0.6 million for the purchase of capital assets. The Company expects that capital expenditures will be less than $2.5 million for the remainder of the fiscal year.

Financing Activities:

Net cash used in financing activities was $0.6 million during the six month period ended December 31, 2010.  Dividends of $0.8 million were paid during the six month period ended December 31, 2010 offset by $0.2 million of cash received from the exercise of stock options.

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

Outlook

Our balance sheet remains strong reflecting working capital in excess of $95 million and no bank borrowings.  We had a sales increase for the current six-month period over the prior year period due in part to a strong backlog going into the fiscal year.  Our residential furniture incoming order rate slowed during the first quarter, but improved slightly as we moved through the second quarter.  Commercial product sales continue at low levels and we do not anticipate significant improvements in the second half of fiscal year 2011. The Company is beginning to see pricing pressures on certain raw materials and finished products.  At this time we are unable to determine what the impact will be on our gross margin.

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

Foreign Currency Risk –During the three and six months ended December 31, 2010 and 2009, the Company did not have sales, purchases, or other expenses denominated in foreign currencies.  As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.  At December 31, 2010, the Company had no debt outstanding.

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

Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2010.

(b) Changes in internal control over financial reporting.  During the quarter ended December 31, 2010, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonable likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 8, 2011	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer (Principal Financial & Accounting Officer)