Form 10-Q
period 2011-03-31
FLEXSTEEL INDUSTRIES INC
filed 2011-04-21
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.    No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2011	6,710,112

PART I FINANCIAL INFORMATION

Item 1.        Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	March 31, 2011 (UNAUDITED)	June 30, 2010
ASSETS
CURRENT ASSETS:
Cash	$12,201	$8,278
Trade receivables – less allowance for doubtful accounts:
March 31, 2011, $2,200; June 30, 2010, $2,020	35,612	35,748
Inventories	74,737	72,637
Deferred income taxes	3,850	4,050
Other	1,470	1,076
Total current assets	127,870	121,789
NON-CURRENT ASSETS:
Property, plant and equipment, net	20,453	21,614
Deferred income taxes	3,800	3,010
Other	12,067	11,257
TOTAL	$164,190	$157,670

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$10,778	$10,815
Accrued liabilities:
Payroll and related items	7,116	7,023
Insurance	6,752	6,192
Other	5,507	6,959
Total current liabilities	30,153	30,989
LONG-TERM LIABILITIES:
Deferred compensation	5,167	5,096
Other	4,318	3,973
Total liabilities	39,638	40,058

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2011, 6,710,112 shares; outstanding June 30, 2010, 6,645,532 shares	6,710	6,646
Additional paid-in capital	6,522	5,425
Retained earnings	112,715	107,293
Accumulated other comprehensive loss	(1,395)	(1,752)
Total shareholders’ equity	124,552	117,612
TOTAL	$164,190	$157,670

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
NET SALES	$85,175	$81,451	$255,226	$240,916
COST OF GOODS SOLD	(66,968)	(63,418)	(198,589)	(186,286)
GROSS MARGIN	18,207	18,033	56,637	54,630
SELLING, GENERAL AND ADMINISTRATIVE	(14,561)	(14,122)	(44,966)	(43,526)
FACILITY CLOSING COSTS	—	—	(1,016)	—
OPERATING INCOME	3,646	3,911	10,655	11,104
OTHER INCOME (EXPENSE):
Interest and other income	129	115	244	238
Interest expense	—	(206)	—	(439)
Total	129	(91)	244	(201)
INCOME BEFORE INCOME TAXES	3,775	3,820	10,899	10,903
PROVISION FOR INCOME TAXES	(1,320)	(1,500)	(3,970)	(4,240)
NET INCOME	$2,455	$2,320	$6,929	$6,663

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,710	6,622	6,687	6,596
Diluted	6,968	6,739	6,910	6,666

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.37	$0.35	$1.04	$1.01
Diluted	$0.35	$0.34	$1.00	$1.00

DIVIDENDS DECLARED PER COMMON SHARE	$0.075	$0.05	$0.225	$0.15

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$6,929	$6,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,028	2,261
Provision for losses on accounts receivable	890	789
Deferred income taxes	(809)	(1,009)
Stock-based compensation expense	844	681
Gain on disposition of capital assets	(108)	(15)
Changes in operating assets and liabilities:
Trade receivables	(754)	(2,677)
Inventories	(2,100)	6,196
Other current assets	(394)	1,880
Other assets	(5)	226
Accounts payable – trade	52	(310)
Accrued liabilities	(970)	3,609
Other long-term liabilities	345	951
Deferred compensation	71	(10)
Net cash provided by operating activities	6,019	19,235

INVESTING ACTIVITIES:
Proceeds from sales of investments	307	301
Purchases of investments	(537)	(584)
Proceeds from sale of capital assets	143	20
Capital expenditures	(991)	(1,175)
Net cash used in investing activities	(1,078)	(1,438)

FINANCING ACTIVITIES:
Repayment of short-term borrowings, net	—	(10,000)
Dividends paid	(1,336)	(988)
Proceeds from the exercise of stock options	318	292
Net cash used in financing activities	(1,018)	(10,696)

Increase in cash	3,923	7,101
Cash at beginning of period	8,278	1,714
Cash at end of period	$12,201	$8,815

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:
(Amounts in thousands)

	Nine Months Ended March 31,
	2011	2010
Interest	$—	$439
Income taxes paid, net	$6,039	$1,890

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2011

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine-month periods ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.9 million higher at March 31, 2011 and $1.7 million higher at June 30, 2010, if they had been valued on the FIFO method. At March 31, 2011 and June 30, 2010 the total value of LIFO inventory was $2.0 million and $2.3 million, respectively. A comparison of inventories is as follows (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$8,141	$9,696
Work in process and finished parts	4,638	4,943
Finished goods	61,958	57,998
Total	$74,737	$72,637

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $10.0 million of letters of credit availability. No amounts were outstanding at March 31, 2011 and June 30, 2010 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $3.0 million. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends divided by interest expense. In addition, the Company must maintain working capital of $60 million. At March 31, 2011, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $5.0 million line of credit at prime minus 1%, but not less than 2.5%, and where its routine daily banking transactions are processed. No amount was outstanding on the line of credit at March 31, 2011 and June 30, 2010. In addition, the Rabbi Trust assets of $5.5 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. No shares have been issued as of March 31, 2011. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2008 and ending on June 30, 2011, beginning July 1, 2009 and ending on June 30, 2012, and beginning July 1, 2010 and ending on June 30, 2013. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The portion of the accrued award payable in stock is classified within equity and the portion of the accrued award payable in cash is classified within payroll and related accruals and other long-term liabilities. At March 31, 2011 and June 30, 2010, the Company accrued $0.3 million and $0, respectively, in payroll and related accruals for the short-term portion of estimated awards of stock and cash under the long-term incentive plan. At March 31, 2011 and March 31, 2010, the Company has recorded expense of $1.0 million and $0.6 million, respectively, for estimated awards of stock and cash under the long-term incentive plan.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.9 million (2009-2011), $1.1 million (2010-2012) and $1.0 million (2011-2013) based on the estimated fair values at March 31, 2011.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At March 31, 2011, 0.4 million shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of March 31, 2011, June 30, 2010 and 2009 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2009	1,020	$12.94	$407
Granted	165	8.43
Exercised	(99)	7.52
Canceled	(34)	13.40
Outstanding and exercisable at June 30, 2010	1,052	12.70	1,168
Granted	88	17.23
Exercised	(91)	7.40
Canceled	(3)	10.89
Outstanding and exercisable at March 31, 2011	1,046	$13.55	$2,546

The following table summarizes information for options outstanding and exercisable at March 31, 2011:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	254	8.2	$7.71
12.35 – 12.74	230	6.2	12.51
14.40 – 16.52	353	3.6	15.54
17.23 – 20.27	209	5.6	18.46
$6.81 – 20.27	1,046	5.7	$13.55

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	March 31, 2011	June 30, 2010
Gross unrecognized tax benefits	$1,060	$995
Accrued interest and penalties	260	215
Gross liabilities related to unrecognized tax benefits	$1,320	$1,210

Deferred tax assets	$260	$230

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

6.

EARNINGS PER SHARE – Basic earnings per share (“EPS”) is computed based upon the weighted-average number of common shares outstanding for each period. Diluted EPS is computed based on the weighted-average number of common shares and common equivalent shares. Common equivalent shares represent the effect of stock options during each period presented, which if exercised, would dilute EPS and the dilutive effect of long-term incentive compensation shares granted. In computing EPS for the three and nine months ended March 31, 2011 and 2010, net income as reported for each respective period is divided by (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Basic shares outstanding	6,710	6,622	6,687	6,596
Dilutive effect of stock options	162	117	142	70
Dilutive effect of long-term incentive compensation shares granted	96	—	81	—
Diluted shares outstanding	6,968	6,739	6,910	6,666

Stock options excluded from the calculation of diluted EPS because the option exercise price was greater than the average market price of the common shares or the net loss would cause the effect of the options to be anti-dilutive	424	724	424	724

7.	COMPREHENSIVE INCOME

The components of comprehensive income, net of income taxes, for the three and nine months ended, were as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$2,455	$2,320	$6,929	$6,663
Other comprehensive income (OCI):
Change in fair value of derivatives, net of income taxes of $0, $(69), $0 and $(108), respectively	—	113	—	177
Change in fair value of available-for-sale securities, net of income taxes of $(31), $(58), $(218) and $(151), respectively	51	95	357	247
Total other comprehensive income	51	208	357	424
Total comprehensive income	$2,506	$2,528	$7,286	$7,087

The components of accumulated other comprehensive loss, net of income tax, are as follows (in thousands):

	March 31, 2011	June 30, 2010
Available-for-sale securities	$346	$(11)
Pension and other post-retirement benefit adjustments	(1,741)	(1,741)
Accumulated other comprehensive loss	$(1,395)	$(1,752)

8.	LITIGATION

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

No accounting pronouncements have been adopted or have become effective during the third quarter of fiscal 2011 that impact the Company.

10.	FACILITY CLOSING COSTS

During the quarter ended September 30, 2010, the Company announced the planned closure of a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million. The charges represent employee separation costs of $0.6 million and other closing costs of $0.4 million with no future benefit to the Company and are classified as “Facility Closing Costs” in the Consolidated Statements of Income at March 31, 2011. At March 31, 2011, the closure is completed and $0.1 million remains to be paid and is included in other current liabilities.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2010 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2011 and 2010. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100%	100.0%
Cost of goods sold	(78.6)	(77.9)	(77.8)	(77.3)
Gross margin	21.4	22.1	22.2	22.7
Selling, general and administrative	(17.1)	(17.3)	(17.6)	(18.1)
Facility consolidation and other costs	—	—	(0.4)	—
Operating income	4.3	4.8	4.2	4.6
Other income (expense), net	0.1	(0.2)	0.1	(0.1)
Income before income taxes	4.4	4.6	4.3	4.5
Income tax expense	(1.5)	(1.8)	(1.6)	(1.8)
Net income	2.9%	2.8%	2.7%	2.7%

Results of Operations for the Quarter Ended March 31, 2011 vs. 2010

The following table compares net sales in total and by area of application for the quarter ended March 31, 2011 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended March 31,		$ Change (in thousands)
Area of Application	2011	2010		% Change
Residential	$64,938	$61,516	$3,422	5.6%
Commercial	20,237	19,935	302	1.5
Total	$85,175	$81,451	$3,724	4.6%

Gross margin for the quarter ended March 31, 2011 was 21.4% compared to 22.1% in the prior year quarter reflecting the impact of increases in material costs.

Selling, general and administrative expenses were $14.6 million or 17.1% of net sales and $14.1 million or 17.3% of net sales for the quarters ended March 31, 2011 and 2010, respectively.

Operating income for the current quarter was $3.6 million compared to $3.9 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 35.0% compared to a rate of 39.3% in the prior year fiscal quarter. This rate fluctuates due to projected income levels and the impact of various state taxing jurisdictions.

The above factors resulted in net income of $2.5 million or $0.35 per share, compared to the prior year quarter of $2.3 million or $0.34 per share.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2011 vs. 2010

The following table compares net sales in total and by area of application for the nine months ended March 31, 2011 to the prior year period.

	Net Sales (in thousands) Nine Months Ended March 31,		$ Change (in thousands)
Area of Application	2011	2010		% Change
Residential	$193,691	$180,313	$13,378	7.4%
Commercial	61,535	60,603	932	1.5
Total	$255,226	$240,916	$14,310	5.9%

Gross margin for the nine months ended March 31, 2011 was 22.2% compared to 22.7% in the prior year period. Gross margin for the nine-month period was adversely impacted by inventory write-down of $0.6 million associated with the facility closing and increases in material costs.

Selling, general and administrative expenses were $45.0 million or 17.6% of net sales and $43.5 million or 18.1% of net sales for the nine months ended March 31, 2011 and 2010, respectively, reflecting better absorption of fixed costs.

The current nine-month period includes a pre-tax charge of approximately $1.0 million for employee separation and other costs related to finalizing the closing of a facility.

Operating income for the nine months ended March 31, 2011 was $10.7 million compared to $11.1 million in the prior year period reflecting the aforementioned factors.

The effective income tax expense rate for the current nine-month period ended was 36.4% compared to a rate of 38.9% in the prior year period. This rate fluctuates due to projected income levels and the impact of various state taxing jurisdictions.

The above factors resulted in nine months ended net income of $6.9 million or $1.00 per share, compared to the prior year of $6.7 million or $1.00 per share.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working Capital (current assets less current liabilities) at March 31, 2011 was $97.7 million. Net cash provided by operating activities was $6.0 million during the nine months ended March 31, 2011. Net income of $6.9 million and depreciation of $2.0 million were offset by a $2.1 million increase in inventory and a $0.8 million increase in accounts receivable.

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

Investing Activities:

Net cash used in investing activities was $1.1 million during the nine month period ended March 31, 2011 primarily related to $1.0 million for the purchase of capital assets. The Company expects that capital expenditures will be less than $2.0 million for the remainder of the fiscal year. On April 1, 2011, the Company announced plans to construct a $12 million, four-story, 40,000 square foot, corporate office building in Dubuque, Iowa, the majority of which will occur in fiscal year 2012.

Financing Activities:

Net cash used in financing activities was $1.0 million during the nine month period ended March 31, 2011. Dividends of $1.3 million were paid during the nine month period ended March 31, 2011 offset by $0.3 million of cash received from the exercise of stock options.

Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2011. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase capital assets that enhance safety and improve operations. The Company has begun the process of obtaining a renewal of its working capital line of credit that expires June 30, 2011. The Company believes that it will be able to successfully renew the terms of the current agreement prior to its expiration date.

Outlook

Our balance sheet remains strong reflecting working capital in excess of $97 million and no bank borrowings. We were able to realize gains in residential sales for the current year over the prior year. There are indications that improving job prospects and improving consumer sentiment are having a positive impact on residential sales even though the housing market remains weak. We expect to continue top-line growth of our residential products through fiscal year 2012. Our commercial product sales are up slightly for the current year over the prior year. The commercial office industry continues to report increases in sales over last year. While we have benefited minimally from those increases to date, we believe we will see increased sales volume during fiscal year 2012. Based on low demand for an extended period, we anticipate increased orders for hospitality products during fiscal year 2012 as the economy improves.

The Company continues to experience increases in the cost of certain raw materials, such as steel, polyester fiber, fabric and leather, and finished products. We are implementing price increases to help mitigate the impact of the increased material and finished product costs, however, we will continue to experience downward pressure on gross margin until we realize the full benefits of these sell price increases and see an end to the cost increases.

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

Foreign Currency Risk –During the three and nine months ended March 31, 2011 and 2010, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2011, the Company had no debt outstanding.

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

Item 4.        Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2011.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2011, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 21, 2011	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)