Form 10-K
period 2011-06-30
FLEXSTEEL INDUSTRIES INC
filed 2011-08-19
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2010 (which was the last business day of the registrant’s most recently completed second quarter) was $74,061,443.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 6,715,612 Common Shares ($1 par value) as of August 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2011 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

          Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

          The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

General
          Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential and commercial upholstered and wooden furniture products in the United States. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hotel and other commercial applications. Featured as a basic component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives. The Company’s products are also sold to several national and regional chains, some of which sell on a private label basis. No single customer accounted for more than 10% of net sales.

          The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, importer and marketer of residential and commercial office furniture with warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

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

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009
Residential	$258,095	$246,041	$230,727
Commercial	81,331	80,425	93,431
	$339,426	$326,466	$324,158

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

          We operate manufacturing facilities that are located in Arkansas, California, Georgia, Iowa, Mississippi and Juarez, Mexico. These manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our production includes the use of selected offshore component parts to enhance our product quality and value in the marketplace.

Competition
          The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominates the market. Our competition includes foreign manufacturers, in countries such as China, and customers who obtain products directly from foreign manufacturers. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than we have. Our products compete based on style, quality, price, delivery, service and durability. We believe that our manufacturing capabilities, facility locations, commitment to customers, product quality and value and experienced production, marketing and management teams, aided by offshore sourced components and finished product, are our competitive advantages.

Seasonality
          The Company’s business is not considered seasonal.

Foreign Operations
          The Company makes minimal export sales. At June 30, 2011, the Company had approximately 90 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog
          The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2011	June 30, 2010	June 30, 2009
$35,700	$49,000	$35,200

Raw Materials
          The Company utilizes various types of wood, fabrics, leathers, upholstered filling material, high carbon spring steel, bar and wire stock, polyurethane and other raw materials in manufacturing furniture. While the Company purchases these materials from numerous outside suppliers, both U.S. and foreign, it is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available.

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

Environmental Matters
          The Company is subject to environmental laws and regulations with respect to product content and industrial waste, see “Risk Factors” in Item 1A and “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K.

Trademarks and Patents
          The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which are due to expire on dates ranging from 2011 to 2025. The Company does not consider its trademarks and patents material to its business.

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

Fiscal Year Ended June 30,	Expenditures
2011	$2,190
2010	$2,040
2009	$2,680

Employees
          The Company had 1,300 employees as of June 30, 2011 including 250 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

          Our products are considered highly deferrable purchases for consumers during economic downturns. Prolonged negative economic conditions could impact our business.

          Home furnishings and commercial products are generally considered a deferrable purchase by most consumers and end-users. Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishings and commercial products. These events could impact retailers, hospitality, vehicle seating and healthcare businesses resulting in an impact on our business. A recovery in our sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of home furnishings and commercial products purchases.

          Our future success depends on our ability to manage our global supply chain.

          We acquire raw materials, component parts and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within our supply chain is subject to delays in delivery, availability, quality and pricing (including tariffs) of products. The delivery of goods from these suppliers may be delayed by customs, labor issues, changes in political, economic and social conditions, laws and regulations. Unfavorable fluctuations in price, quality, delivery and availability of these products could negatively affect our ability to meet demands of our customers and have a negative impact on product margin.

          Competition from U.S. and foreign finished product manufacturers may adversely affect our business, operating results or financial condition.

          The furniture industry is very competitive and fragmented. We compete with U.S. and foreign manufacturers and distributors. As a result, we may not be able to maintain or raise the prices of our products in response to competitive pressures or increasing costs. Also, due to the large number of competitors and their wide range of product offerings, we may not be able to significantly differentiate our products (through styling, finish and other construction techniques) from those of our competitors. Our current and potential customers have the ability to obtain products direct from the manufacturers. As a result, we are continually subject to the risk of losing market share, which may lower our sales and earnings.

          Business failures of large dealers or a group of customers could impact our future sales and earnings.

          Our business practice has been to extend payment terms to our customers. As a result, we have a large amount of trade receivables. Although we have no customers that individually represent 10% or more of our annual net sales, business failures of a large customer or a group of customers could require us to record additional receivable reserves, which would decrease earnings. Receivables collection can be significantly impacted by economic conditions. Deterioration of the economy or a lack of economic recovery could cause further business failures of our customers, which could in turn require additional receivable reserves and lower our earnings.

          Our failure to anticipate or respond to changes in consumer tastes and fashions in a timely manner could adversely affect our business and decrease our sales and earnings.

          Furniture is a styled product and is subject to rapidly changing consumer and end-user trends and tastes and is highly fashion oriented, and if we are not able to acquire sufficient fabric variety, or if we are unable to predict or respond to changes in fashion trends, we may lose sales and have to sell excess inventory at reduced prices.

          Our success depends on our ability to recruit and retain key employees.

          Our success depends on our ability to recruit and retain key employees. If we are not successful in recruiting and retaining key employees or experience the unexpected loss of key employees, our operations may be negatively impacted.

          Future costs of complying with various laws and regulations may adversely impact future operating results.

          Our business is subject to various laws and regulations, such as the California Transparency in Supply Chains Act of 2010, Patient Protection and Affordable Care Act of 2010, the Pension Protection Act of 2006, the Lacey Act, as amended in 2008 to cover plants and trees, the Consumer Product Safety Improvement Act of 2008, the Security and Accountability for Every (SAFE) Port Act of 2006 and the Maritime Transportation Security Act of 2002 as well as many others. Partially in response to the financial markets crises and the global economic recession, regulatory initiatives have accelerated. These initiatives could have a significant impact on our operations and the cost to comply with such laws and regulations could adversely impact our financial position, results of operations and cash flows. In addition, failure to comply with such laws and regulations, even inadvertently, could produce negative consequences which could adversely impact our operations.

          Terms of collective bargaining agreements and labor disruptions could adversely impact our results of operations.

          We employ approximately 1,300 people, 250 of whom are covered by collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. We are committed to working with those groups to resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.

          Due to our participation in multi-employer pension plans, we may have exposures under those plans that could extend beyond what our obligations would be with respect to our employees.

          We participate in, and make periodic contributions to, three multi-employer pension plans that cover 200 of our union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of our participation, we could experience greater volatility in our overall pension funding obligations. Our obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

          Our future results may be affected by various legal proceedings and compliance risk, including those involving product liability, environmental, or other matters.

          We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment and we could incur substantial costs as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. See Note 11, “Litigation” within the Notes to Consolidated Financial Statements for a description of an existing environmental claim against the Company. Additionally, the Company is involved in various other kinds of commercial disputes. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on our business, operating results or financial condition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

          The Company owns the following facilities as of June 30, 2011:

	Approximate
Location	Size (square feet)	Principal Operations
Dubuque, Iowa	719,000	Manufacturing, Distribution and Corporate Offices
Lancaster, Pennsylvania	216,000	Distribution
Riverside, California	236,000	Manufacturing and Distribution
	69,000	Distribution
Dublin, Georgia	300,000	Manufacturing
Harrison, Arkansas	221,000	Manufacturing
Starkville, Mississippi	349,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	691,000	Distribution

          The Company leases the following facilities as of June 30, 2011:

	Approximate
Location	Size (square feet)	Principal Operations
Louisville, Kentucky	15,000	Administrative Offices
Ferdinand, Indiana	101,000	Distribution
Juarez, Mexico	48,000	Manufacturing

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

          The Company has been named as one of several defendants in an Indiana civil lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. This lawsuit is in its preliminary stages. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the June 30, 2011 financial statements. Legal and other related expenses of $0.5 million have been incurred responding to this lawsuit and are included in Selling, General and Administrative expense in the fiscal year 2011 Consolidated Statement of Operations.

          Other Proceedings. From time to time, the Company is subject to various other legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. The Company does not consider any of such other proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material effect on its consolidated operating results, financial condition, or cash flows.

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

	2006	2007	2008	2009	2010	2011
Flexsteel	100.00	115.82	93.64	73.16	97.88	132.62
Peer Group	100.00	87.04	62.64	31.24	39.52	48.76
NASDAQ	100.00	122.72	93.36	71.02	79.93	105.32

The NASDAQ Global Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share
	Fiscal 2011		Fiscal 2010
	High	Low	High	Low	Fiscal 2011	Fiscal 2010
First Quarter	$15.84	$10.08	$8.84	$6.64	$0.075	$0.05
Second Quarter	18.75	14.22	10.34	7.77	0.075	0.05
Third Quarter	19.69	14.11	16.50	9.33	0.075	0.05
Fourth Quarter	16.60	13.80	15.74	10.75	0.075	0.05

          * Reflects the market price as reported on The NASDAQ Global Market.

          The Company estimates there were approximately 1,600 holders of common stock of the Company as of June 30, 2011.

          There were no repurchases of the Company’s common stock during the quarter ended June 30, 2011.

          The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

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

Five-Year Review
(Amounts in thousands, except certain ratios and per share data)

	2011	2010	2009	2008	2007
SUMMARY OF OPERATIONS
Net sales	$339,426	$326,466	$324,158	$405,655	$425,400
Cost of goods sold	262,124	251,685	263,083	327,165	344,177
Operating income (loss)	15,864	17,529	(2,272)	7,596	14,699
Interest and other income	343	361	661	469	1,277
Interest expense	—	439	968	1,469	1,491
Income (loss) before income taxes	16,207	17,451	(2,579)	6,596	14,484
Income tax provision (benefit)	5,790	6,650	(1,070)	2,360	5,150
Net income (loss) (1) (2) (3)	10,417	10,801	(1,509)	4,236	9,334
Earnings (loss) per common share: (1) (2) (3)
Basic	1.56	1.63	(0.23)	0.64	1.42
Diluted	1.50	1.61	(0.23)	0.64	1.42
Cash dividends declared per common share	$0.30	$0.20	$0.36	$0.52	$0.52
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	6,693	6,608	6,576	6,574	6,568
Diluted	6,929	6,697	6,576	6,611	6,583
Total assets	$164,677	$157,670	$150,971	$179,906	$185,014
Property, plant and equipment, net	21,387	21,614	23,298	26,372	28,168
Capital expenditures	2,573	1,251	1,203	1,228	10,839
Long-term debt	—	—	—	20,811	21,336
Working capital (current assets less current liabilities)	100,683	90,800	78,416	100,920	97,902
Shareholders’ equity	$128,573	$117,612	$106,998	$112,752	$112,679
SELECTED RATIOS
Net income (loss), as a percent of sales	3.1	3.3	(0.5)	1.0	2.2
Current ratio	4.6 to 1	3.9 to 1	3.2 to 1	3.5 to 1	3.2 to 1
Return on ending shareholders’ equity	8.1	9.2	(1.4)	3.8	8.3
Average number of employees	1,320	1,400	1,600	2,140	2,290

(1)

Fiscal 2011 net income and per share amounts include charges consisting of employee separation costs and inventory write down related to closing a manufacturing facility of $1.0 million (after tax) or $0.15 per share.

(2)	Fiscal 2009 net loss and per share amounts reflect facility consolidation and other costs (after tax) of $1.5 million or $0.23 per share.
(3)

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

          Allowance for doubtful accounts – the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their net realizable value. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience.

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

Recently Issued Accounting Pronouncements

          See Item 8. Note 1 to the Company’s Consolidated Financial Statements.

Results of Operations

          The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2011, 2010 and 2009. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(77.2)	(77.2)	(81.2)
Gross margin	22.8	22.8	18.8
Selling, general and administrative	(17.8)	(17.5)	(18.8)
Facility consolidation and other charges	(0.3)	—	(0.8)
Operating income (loss)	4.7	5.3	(0.8)
Other income, net	0.1	0.0	0.0
Income (loss) before income taxes	4.8	5.3	(0.8)
Income tax (provision) benefit	(1.7)	(2.0)	0.3
Net income (loss)	3.1%	3.3%	(0.5)%

Fiscal 2011 Compared to Fiscal 2010

          Net sales for fiscal 2011 were $339.4 million compared to $326.5 million in the prior fiscal year, an increase of 4%. For the fiscal year June 30, 2011, residential net sales were $258.1 million compared to $246.0 million for the year ended June 30, 2010, an increase of 4.9%. Commercial net sales were $81.3 million for the year ended June 30, 2011, an increase of 1.1% from net sales of $80.5 million for the year ended June 30, 2010.

          Gross margin for the years ended June 30, 2011 and 2010 was 22.8%. The gross margin for the year ended June 30, 2011, includes the $0.6 million inventory write-down related to facility closing offset by operational improvements.

          For the fiscal years ended June 30, 2011 and 2010, selling, general and administrative expenses were 17.8% and 17.5% of net sales, respectively. The percentage increase for the year ended June 30, 2011 reflects higher legal and professional fees.

          Operating income decreased by $1.7 million in fiscal year 2011 in comparison to the prior year. During fiscal year 2011, the Company recorded pre-tax charges of $1.6 million related to closing a manufacturing facility. Of these pre-tax charges, employee separation and other closing costs of $1.0 million are reported as facility closing costs and an inventory write-down of $0.6 million is reported as cost of goods sold.

          The effective tax rate for the fiscal year ended June 30, 2011 was 35.7% compared to 38.1% for fiscal year 2010. The change in effective tax rate is primarily due to the change in provision for uncertain tax positions related to various state taxing jurisdictions, stock-based compensation and the benefit of the Domestic Manufacturing Deduction under Internal Revenue Code Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing. The DMD tax benefit available in previous years was being phased in by statute and was therefore lower than the full DMD tax benefit for 2011.

          The above factors resulted in net income for the fiscal year ended June 30, 2011 of $10.4 million or $1.50 per share compared to $10.8 million or $1.61 per share in fiscal 2010.

          All earnings per share amounts are on a diluted basis.

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

Liquidity and Capital Resources

          Working capital (current assets less current liabilities) at June 30, 2011 was $100.7 million as compared to $90.8 million at June 30, 2010. Significant changes in working capital from June 30, 2010 to June 30, 2011 included increased cash of $9.6 million and decreased accruals of $2.4 million offset by decreased accounts receivable of $4.3 million. The decrease in receivables is due to timing of collections and lower shipment volume in the fourth fiscal quarter.

          Net cash provided by operating activities was $13.8 million for the fiscal year ended June 30, 2011 reflecting net income of $10.4 million, changes in operating assets and liabilities of $1.3 million and non-cash charges of $4.7 million. The change in net cash provided by operating activities of $19.1 million in fiscal year 2010 was comprised primarily of net income of $10.8 million, changes in operating assets and liabilities of $4.4 million and non-cash charges of $3.9 million. Depreciation expense was $2.7 million and $3.0 million for the years ended June 30, 2011 and 2010, respectively.

          Net cash used in investing activities was $2.7 million in fiscal year 2011 compared to cash used by investing activities of $1.6 million in fiscal year 2010. Net purchases of investments were $0.3 million. Capital expenditures were $2.6 million during fiscal year 2011.

          Net cash used in financing activities was $1.5 million in fiscal year 2011, primarily for the payment of dividends of $1.8 million, compared to $11.0 million in fiscal year 2010. For fiscal year 2010, the cash was used primarily to reduce borrowings by $10.0 million and pay dividends of $1.3 million.

          The Company expects that capital expenditures will be approximately $15.0 million in fiscal year 2012. The Company plans to invest approximately $12 million to construct, furnish and equip a corporate office building in Dubuque, Iowa, and the balance of the expenditures on delivery and manufacturing equipment. Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2012, including the construction of a corporate office. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

          At June 30, 2011, the Company has no long-term debt obligations and therefore, no contractual interest payments are included in the table below. The following table summarizes the Company’s contractual obligations at June 30, 2011 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$4,082	$1,851	$2,231	$—	$—

          Contractual obligations associated with the Company’s deferred compensation plans were excluded from the table above as the Company cannot predict when the events that trigger payment will occur. Total accumulated deferred compensation liabilities were $5.3 million at June 30, 2011. At June 30, 2011 the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the tax contingency reserve from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

          See Note 6 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Outlook

          We had modest gains in sales for the current year over the prior year partially due to a strong backlog entering the year. We enter fiscal year 2012 with lower backlogs and anticipate that first quarter fiscal year 2012 sales will be lower than first quarter fiscal year 2011. Macroeconomic conditions, such as, high unemployment, minimal job growth, a weak housing market and low levels of consumer confidence continue to adversely impact our business. The macroeconomic environment tempers expectations of top line growth through the first part of fiscal year 2012. The commercial office industry is reporting improving order trends. While we have benefited minimally from those improvements to date, we believe we will see increased sales volume during fiscal year 2012. We anticipate increased orders for hospitality products during fiscal year 2012 resulting from pent up demand caused by delays in typical refurbishing cycles for hotel properties.

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

          Foreign Currency Risk – During fiscal years 2011, 2010 and 2009, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not directly exposed to market risk associated with currency exchange rates and prices.

          Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2011, the Company does not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
August 19, 2011

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	JUNE 30,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$17,889	$8,278
Trade receivables – less allowance for doubtful accounts: 2011, $2,000; 2010, $2,020	31,451	35,748
Inventories	73,680	72,637
Deferred income taxes	3,700	4,050
Other	1,633	1,076
Total current assets	128,353	121,789
NONCURRENT ASSETS:
Property, plant and equipment, net	21,387	21,614
Deferred income taxes	2,560	3,010
Other assets	12,377	11,257
TOTAL	$164,677	$157,670

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$9,899	$10,815
Accrued liabilities:
Payroll and related items	6,922	7,023
Insurance	5,645	6,192
Other	5,204	6,959
Total current liabilities	27,670	30,989
LONG-TERM LIABILITIES:
Deferred compensation	5,270	5,096
Other liabilities	3,164	3,973
Total liabilities	36,104	40,058

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding 2011, 6,710,612 shares; 2010, 6,645,532 shares	6,711	6,646
Additional paid-in capital	6,698	5,425
Retained earnings	115,699	107,293
Accumulated other comprehensive loss	(535)	(1,752)
Total shareholders’ equity	128,573	117,612
TOTAL	$164,677	$157,670

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009

NET SALES	$339,426	$326,466	$324,158
COST OF GOODS SOLD	(262,124)	(251,685)	(263,083)
GROSS MARGIN	77,302	74,781	61,075
SELLING, GENERAL AND ADMINISTRATIVE	(60,422)	(57,252)	(60,792)
FACILITY CLOSING COSTS	(1,016)	—	(2,555)
OPERATING INCOME (LOSS)	15,864	17,529	(2,272)
OTHER INCOME (EXPENSE):
Interest and other income	343	361	661
Interest expense	—	(439)	(968)
Total	343	(78)	(307)
INCOME (LOSS) BEFORE INCOME TAXES	16,207	17,451	(2,579)
INCOME TAX (PROVISION) BENEFIT	(5,790)	(6,650)	1,070
NET INCOME (LOSS)	$10,417	$10,801	$(1,509)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,693	6,608	6,576
Diluted	6,929	6,697	6,576

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	$1.56	$1.63	$(0.23)
Diluted	$1.50	$1.61	$(0.23)

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.20	$0.36

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Amounts in thousands)

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at July 1, 2008	$6,576	$4,256	$101,692	$228	$112,752
Unrealized loss on available for sale investments, net of tax	—	—	—	(1,022)	(1,022)
Stock-based compensation	—	114	—	—	114
Interest rate swaps valuation adjustment, net of tax	—	—	—	(1)	(1)
Minimum pension liability adjustment, net of tax	—	—	—	(969)	(969)
Cash dividends declared	—	—	(2,367)	—	(2,367)
Net loss	—	—	(1,509)	—	(1,509)
Balance at June 30, 2009	6,576	4,370	97,816	(1,764)	106,998
Issuance of common stock:
Stock options exercised, net	70	274	—	—	344
Unrealized gain on available for sale investments, net of tax	—	—	—	39	39
Long-term incentive compensation	—	510	—	—	510
Stock-based compensation	—	271	—	—	271
Interest rate swaps valuation adjustment, net of tax	—	—	—	177	177
Minimum pension liability adjustment, net of tax	—	—	—	(204)	(204)
Cash dividends declared	—	—	(1,324)	—	(1,324)
Net income	—	—	10,801	—	10,801
Balance at June 30, 2010	6,646	5,425	107,293	(1,752)	117,612
Issuance of common stock:
Stock options exercised, net	65	259	—	—	324
Unrealized gain on available for sale investments, net of tax	—	—	—	348	348
Long-term incentive compensation	—	590	—	—	590
Stock-based compensation	—	424	—	—	424
Minimum pension liability adjustment, net of tax	—	—	—	869	869
Cash dividends declared	—	—	(2,011)	—	(2,011)
Net income	—	—	10,417	—	10,417
Balance at June 30, 2011	$6,711	$6,698	$115,699	$(535)	$128,573

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$10,417	$10,801	$(1,509)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,690	2,986	3,733
Deferred income taxes	54	(963)	449
Stock-based compensation expense	1,014	781	114
Provision for losses on accounts receivable	870	920	1,240
Other non-cash, net	224	218	14
Gain on disposition of capital assets	(185)	(9)	(252)
Gain on sale of investments	—	—	(462)
Impairment of long-lived assets	—	—	138
Changes in operating assets and liabilities:
Trade receivables	3,427	(5,386)	11,261
Inventories	(1,043)	1,207	11,947
Other current assets	(557)	2,837	(781)
Other assets	(270)	(18)	(288)
Accounts payable – trade	(841)	994	(4,849)
Accrued liabilities	(2,541)	3,618	(2,918)
Other long-term liabilities	367	1,028	(178)
Deferred compensation	174	105	(352)
Net cash provided by operating activities	13,800	19,119	17,307

INVESTING ACTIVITIES:
Purchases of investments	(698)	(721)	(520)
Proceeds from sales of investments	410	359	1,460
Proceeds from sale of capital assets	187	34	676
Capital expenditures	(2,573)	(1,251)	(1,203)
Net cash (used in) provided by investing activities	(2,674)	(1,579)	413

FINANCING ACTIVITIES:
(Repayments of) proceeds from short-term borrowings, net	—	(10,000)	4,857
Repayment of long-term borrowings	—	—	(20,811)
Dividends paid	(1,839)	(1,320)	(2,893)
Proceeds from issuance of common stock	324	344	—
Net cash used in financing activities	(1,515)	(10,976)	(18,847)

Increase (decrease) in cash and cash equivalents	9,611	6,564	(1,127)
Cash and cash equivalents at beginning of year	8,278	1,714	2,841
Cash and cash equivalents at end of year	$17,889	$8,278	$1,714

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009
SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest	$—	$439	$979
Income taxes paid (refunded)	$7,647	$3,587	$(62)

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and subsidiaries (the “Company”) is one of the oldest and largest manufacturers, importers and marketers of residential and commercial upholstered and wooden furniture products in the United States. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential and commercial use. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, bedroom furniture and home and commercial office furniture. The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, importer and marketer of residential and commercial office furniture with warehouses in Indiana and manufacturing sources in Asia; DMI’s divisions are WYNWOOD, Homestyles and DMI Commercial Office Furniture.

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

FAIR VALUE – the Company’s cash, accounts receivable, other current assets, accounts payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Generally accepted accounting principles on fair value measurement for certain financial assets and liabilities requires that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – the Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowances amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their net realizable value. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience.

INVENTORIES – are stated at the lower of cost or market. Steel products are valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $4.5 million, $4.1 million and $4.5 million in fiscal 2011, 2010 and 2009, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $2.2 million, $2.0 million and $2.7 million in fiscal 2011, 2010 and 2009, respectively.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year. For workers’ compensation the Company retains the first $350,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within the accrued liabilities insurance account on the consolidated balance sheets.

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

EARNINGS (LOSS) PER SHARE – basic earnings (loss) per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan, which resulted in a dilutive effect of 236,082 shares and 89,403 shares in fiscal 2011 and 2010, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period. The dilutive effect of 42,539 shares of stock options is excluded in fiscal 2009 because the net loss caused the effect of the options to be anti-dilutive. Options to purchase 424,150 shares, 716,939 shares and 759,689 shares of common stock were outstanding in fiscal 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common shares.

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We will be required to adopt this guidance beginning with our first quarter of fiscal 2013.

2.	INVENTORIES

Inventories valued on a LIFO basis (steel) would have been approximately $1.9 million and $1.7 million higher at June 30, 2011 and 2010, respectively, if they had been valued on a FIFO basis. At June 30, 2011 and 2010 the total value of LIFO inventory was $1.5 million and $2.3 million, respectively. There was no material liquidation of LIFO inventory in 2011 and 2010. A comparison of inventories is as follows (in thousands):

	June 30,
	2011	2010
Raw materials	$9,235	$9,696
Work in process and finished parts	3,951	4,943
Finished goods	60,494	57,998
Total	$73,680	$72,637

3.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2011	2010
Land		$3,984	$3,984
Buildings and improvements	5-39	39,851	40,248
Machinery and equipment	3-7	26,513	28,251
Delivery equipment	3-5	18,180	18,269
Furniture and fixtures	3-7	4,000	4,291
Construction in progress		366	—
Total		92,894	95,043
Less accumulated depreciation		(71,507)	(73,429)
Net		$21,387	$21,614

4.	OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2011	2010
Cash value of life insurance	$6,815	$6,560
Rabbi Trust assets (see Note 9)	5,533	4,683
Other	29	14
Total	$12,377	$11,257

5.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2011	2010
Dividends	$504	$332
Income taxes	—	1,445
Advertising	1,873	2,200
Warranty	970	980
Other	1,857	2,002
Total	$5,204	$6,959

6.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $5.0 million of letters of credit availability. No amounts were outstanding at June 30, 2011 and 2010 under the working capital facility. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net (loss) income plus interest expense and stock-based compensation expense less dividends divided by interest expense. In addition, the Company must maintain working capital of $60 million. At June 30, 2011, the Company was in compliance with all of the covenants contained in the credit agreement. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $3.0 million at June 30, 2011.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $5.0 million line of credit at prime minus 1%, but not less than 2.5% and where its routine daily banking transactions are processed. No amount was outstanding on the line of credit at June 30, 2011 and 2010. In addition, the Rabbi Trust assets (Note 9) are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

7.	INCOME TAXES

In determining the provision for income taxes, the Company uses an estimated annual effective tax rate that is based on the annual income (loss), statutory tax rates and permanent differences between book and tax. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized when they occur.

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	June 30,
	2011	2010
Gross unrecognized tax benefits	$970	$995
Accrued Interest and penalties	340	215
Gross liabilities related to unrecognized tax benefits	$1,310	$1,210

Deferred tax assets	$330	$230

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at June 30, 2009	$404
Additions for tax positions of prior years	591
Balance at June 30, 2010	995
Reduction for tax positions of prior years	(25)
Balance at June 30, 2011	$970

The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Operations. The total income tax provision in fiscal years 2011, 2010 and 2009 was 35.7%, 38.1% and 41.5%, respectively, of income (loss) before income taxes. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision (benefit) is as follows for the years ended June 30 (in thousands):

	2011	2010	2009
Federal – current	$5,313	$6,630	$(1,410)
State – current	423	975	(110)
Deferred	54	(955)	450
Total	$5,790	$6,650	$(1,070)

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2011	2010	2009
Federal statutory tax rate	35.0%	35.0%	34.0%
State taxes, net of federal effect	2.6	3.7	2.7
Other	(1.9)	(0.6)	4.8
Effective tax rate	35.7%	38.1%	41.5%

The effective tax rate for the fiscal year ended June 30, 2011 was 35.7% compared to 38.1% for fiscal year 2010. The change in effective tax rate is primarily due to the change in provision for uncertain tax positions related to various state taxing jurisdictions, stock-based compensation and the benefit of the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing. The DMD tax benefit available in previous years was being phased in by statute and was therefore lower than the full DMD tax benefit for 2011.

Although the Company’s effective full year tax expense rate has historically ranged from 35% to 39%, fiscal year ended June 30, 2009 reflects an effective income tax benefit rate of 41.5% due to losses or low level of earnings in various tax jurisdictions.

The primary components of deferred tax assets and (liabilities) are as follows (in thousands):

	June 30, 2011		June 30, 2010
	Current	Long-term	Current	Long-term
Accounts receivable	$740	$—	$750	$—
Inventory	1,360	—	1,100	—
Self insurance	620	—	690	—
Employee benefits	360	—	680	—
Accrued expenses	620	—	830	—
Property, plant and equipment	—	(760)	—	(340)
Deferred compensation	—	2,520	—	2,280
Other	—	800	—	1,070
Total	$3,700	$2,560	$4,050	$3,010

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2008–2011 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2008 and ending on June 30, 2011, beginning July 1, 2009 and ending on June 30, 2012, and beginning July 1, 2010 and ending on June 30, 2013. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2009-2011, 2010-2012 and 2011-2013 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities (payroll and related items) and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of June 30, 2011, the Company has recorded cash awards payable of $0.4 million within current liabilities and $0.7 million within long-term liabilities. As of June 30, 2010, the Company recorded cash awards payable of $0.4 million within long-term liabilities. There have been no awards related to any of the performance periods as of June 30, 2011.

The aggregate number of shares and cash that could be awarded to key executives if the minimum, target and maximum performance goals are met, based upon the fair market value at June 30, 2011, is as follows (in thousands):

	Minimum		Target		Maximum
Performance Period	Shares	Cash	Shares	Cash	Shares	Cash
Fiscal Year 2009 – 2011	16	$152	45	$435	71	$696
Fiscal Year 2010 – 2012	20	$198	58	$567	93	$907
Fiscal Year 2011 – 2013	17	$162	48	$463	76	$741

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.9 million (2009-2011), $1.1 million (2010-2012) and $1.0 million (2011-2013) based on the estimated fair values at June 30, 2011. The Company recorded compensation expense of $1.3 million, $0.9 million, and $0 during fiscal years 2011, 2010 and 2009, respectively.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In fiscal years 2011, 2010 and 2009, the Company issued options for 87,500, 165,000 and 265,000 common shares at weighted average exercise prices of $17.23, $8.43 and $6.82 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. The Company recorded compensation expense of $0.4 million, $0.3 million and $0.1 million during fiscal years 2011, 2010 and 2009, respectively. The assumptions used in determining the compensation expense are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2011, 2010 and 2009, respectively; dividend yield of 1.2%, 2.4% and 7.6%, expected volatility of 33.4%, 25.3% and 21.8%; risk-free interest rate of 1.5%, 2.2% and 1.6%; and an expected life of 5, 5 and 6 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during fiscal years 2011, 2010 and 2009 was $4.84, $1.64 and $0.45, respectively. The cash proceeds, income tax benefit and aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant) exercised during the fiscal years ended June 30, 2011, 2010 and 2009, respectively, were not material.

At June 30, 2011, 423,950 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2011, 2010 and 2009 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2009	1,020	$12.94	$407
Granted	165	8.43
Exercised	(99)	7.52
Canceled	(34)	13.40
Outstanding and exercisable at June 30, 2010	1,052	12.70	1,168
Granted	88	17.23
Exercised	(91)	7.41
Canceled	(3)	17.30
Outstanding and exercisable at June 30, 2011	1,046	$13.56	$2,271

The following table summarizes information for options outstanding and exercisable at June 30, 2011:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	254	8.0	$7.71
12.35 – 12.74	230	6.0	12.51
14.40 – 16.52	352	3.4	15.54
17.23 – 20.27	210	5.3	18.46
$6.81 – 20.27	1,046	5.4	$13.56

9.	BENEFIT AND RETIREMENT PLANS

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total pension and retirement plan expense was $1.7 million, $1.5 million and $1.8 million in fiscal years 2011, 2010 and 2009. The amounts include $0.5 million in fiscal year 2011, $0.4 million in fiscal 2010 and $0.5 million in fiscal years 2009, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings).

In addition to the above, amounts charged to pension expense and contributed to multi-employer defined benefit pension plans administered by others under collective bargaining agreements were $0.5 million in fiscal years 2011, 2010 and 2009, respectively. The cumulative cost to exit the Company’s multi-employer plans was approximately $7.2 million on June 30, 2011.

The Company has unfunded deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. For fiscal 2011, 2010 and 2009, the benefit obligation was increased by interest expense of $0.2 million, $0.2 million and $0.1 million, service costs of $0.4 million, $0.3 million and $0.2 million, and decreased by payments of $0.4 million, $0.4 million and $0.6 million, respectively. At June 30, 2011 and 2010, the deferred compensation liability was $5.3 and $5.1 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2011, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds. As of June 30, 2011 and 2010, the fair market value of the assets held in the Rabbi Trust were $5.5 million and $4.7 million, respectively, and are classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as discussed in Note 1.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, executive officers may defer common stock awards received as part of incentive compensation plans until retirement. Under the plan, no shares were deferred during the fiscal years ended June 30, 2011 and 2010. At June 30, 2011 and 2010, 36,867 shares and 42,094 shares with an award date value of $0.5 million and $0.6 million, respectively, had been deferred and are being held on behalf of the employees. Under the plan, 5,227 shares and 5,228 shares were distributed in fiscal years 2011 and 2010, respectively.

As of June 30, 2011, the Company’s defined benefit pension plan has no active employees of DMI and is frozen. There are a total of 444 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2011 and 2010, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $1.1 million and $2.4 million, respectively. The accumulated benefit obligation was $6.2 million and $6.6 million at fiscal years ended June 30, 2011 and 2010, respectively. The Company recorded expense of $0.2 million, $0.2 million and $0 during fiscal years 2011, 2010 and 2009, respectively, related to the plan.

10.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of income taxes, for the years ended June 30, were as follows (in thousands):

	2011	2010	2009
Net income (loss)	$10,417	$10,801	$(1,509)
Other comprehensive income (loss) (OCI):
Change in fair value of derivatives, net of income taxes of $0, $(109) and $5, respectively	—	177	(1)
Change in fair value of available-for-sale, Securities, net of income taxes of $(214), $(24), $631, respectively	348	39	(1,022)
Change in minimum pension liability, net of income taxes of $(532), $124 and $595, respectively	869	(204)	(969)
Total other comprehensive income (loss)	1,217	12	(1,992)
Total comprehensive income (loss)	$11,634	$10,813	$(3,501)

The components of accumulated other comprehensive loss, net of income taxes, are as follows (in thousands):

	June 30,
	2011	2010
Available-for-sale securities	$337	$(11)
Pension and other post-retirement benefit adjustments	(872)	(1,741)
Total accumulated other comprehensive loss	$(535)	$(1,752)

11.	LITIGATION

The Company has been named as one of several defendants in an Indiana civil lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. This lawsuit is in its preliminary stages. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the June 30, 2011 financial statements. Legal and other related expenses of $0.5 million have been incurred responding to this lawsuit and are included in Selling, General and Administrative expense in the fiscal year 2011 Consolidated Statement of Operations.

Other Proceedings – From time to time, the Company is subject to various other legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. The Company does not consider any of such other proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material effect on its consolidated operating results, financial condition, or cash flows.

12.	COMMITMENTS AND CONTINGENCIES

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $2.7 million, $3.4 million and $4.3 million in fiscal 2011, 2010 and 2009, respectively.

Expected future minimum commitments under operating leases as of June 30, 2011 were as follows (in thousands):

Fiscal Year Ended June 30,
2012	$1,851
2013	1,315
2014	751
2015	165
2016	—
Thereafter	—
$4,082

13.	FACILITY CLOSING COSTS

During the fiscal year 2011, the Company closed a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million. The charges represent employee separation costs of $0.6 million and other closing costs of $0.4 million and were classified as “Facility Closing Costs” in the Consolidated Statements of Operations and June 30, 2011. At June 30, 2011, the closure is completed and there were no facility consolidation liabilities remaining.

14.	SEGMENT REPORTING

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application (in thousands):

	FOR THE YEARS ENDED JUNE 30,
	2011	2010	2009
Residential	$258,095	$246,041	$230,727
Commercial	81,331	80,425	93,431
	$339,426	$326,466	$324,158

15.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2011:
Net sales	$87,230	$82,821	$85,175	$84,200
Gross margin	19,606	18,825	18,207	20,664
Net income (1)	2,343	2,131	2,455	3,488
Earnings per share:
Basic	$0.35	$0.32	$0.37	$0.52
Diluted	$0.34	$0.31	$0.35	$0.50

(1)	The quarter ended September 30, 2010 includes facility closing costs after-tax of $1.0 million or $0.15 per share, respectively.

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2010:
Net sales	$75,941	$83,524	$81,451	$85,550
Gross margin	16,556	20,041	18,033	20,151
Net income	1,380	2,964	2,320	4,137
Earnings per share:
Basic	$0.21	$0.45	$0.35	$0.62
Diluted	$0.21	$0.45	$0.34	$0.61

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2011.

          Changes in internal control over financial reporting – During the year-ended June 30, 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

          Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2011.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information contained in the Company’s 2011 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nomination Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

          The Company has adopted a code of ethics called the Guidelines for Business Conduct that applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics is posted on our website at www.flexsteel.com.

          The executive officers of the Company, their ages, positions (in each case as of June 30, 2011), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Ronald J. Klosterman (63)	President & Chief Executive Officer (1989)
James R. Richardson (67)	Senior Vice President of Residential Sales and Marketing (1979)
Thomas D. Burkart (68)	Senior Vice President of Vehicle Seating (1984)
Patrick M. Crahan (63)	Senior Vice President of Commercial Seating (1989)
Jeffrey T. Bertsch (56)	Senior Vice President of Corporate Services (1989)
Donald D. Dreher (61)	Senior Vice President (2004), President & CEO of DMI Furniture, Inc. (1986)
James E. Gilbertson (61)	Senior Vice President of Vehicle Seating (1989)
Timothy E. Hall (53)	Senior Vice President-Finance, Chief Financial Officer, Secretary & Treasurer (2000)

Item 11.	Executive Compensation

          The information contained in the Company’s 2011 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information contained in the Company’s 2011 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          This information contained under the sections “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s 2011 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2011. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related services during fiscal 2011.

          The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence. All services provided by Deloitte & Touche LLP during fiscal 2011 were pre-approved by the Audit and Ethics Committee.

	2011	2010
Audit Fees (1)	$357,500	$376,000
Tax Fees (2)	15,000	—
	$372,500	$376,000

(1)

Professional fees and expenses for the audit of financial statements for fiscal 2011 and fiscal 2010 consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) employee benefit plan audits; (iv) consents and other services related to Securities and Exchange Commission matters; and (v) consultations on financial accounting and reporting matters arising during the course of the audit and reviews. Fiscal 2010 also included internal control over financial reporting services.

(2)

Professional fees and expenses for tax services billed in fiscal 2011 consisted of tax planning and advice services totaling $15,000 and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

	The financial statements of the Company are set forth above in Item 8.

	(2)	Schedules

          The following financial statement schedules for the years ended June 30, 2011, 2010 and 2009 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Additions Charged to Income	Deductions from Reserves	Balance at End of Year
Allowance for Doubtful Accounts:
2011	$2,020,000	$870,000	$(890,000)	$2,000,000
2010	$1,760,000	$920,000	$(660,000)	$2,020,000
2009	$2,110,000	$1,240,000	$(1,590,000)	$1,760,000

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Company incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010.

3.2	Amended and Restated Bylaws of the Company incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010.

10.1	1995 Stock Option Plan incorporated by reference from the 1995 Flexsteel definitive proxy statement. *

10.2	1999 Stock Option Plan incorporated by reference from the 1999 Flexsteel definitive proxy statement. *

10.3	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.4	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.5	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.6	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

10.7

Agreement and Plan of Merger, dated as of August 12, 2003, by and among Flexsteel, Churchill Acquisition Corp. and DMI (incorporated by reference to Exhibit 99(d)(1) of Flexsteel Industries, Inc.’s Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on August 20, 2003).

10.8

Flexsteel Industries, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities and Exchange Commission on October 31, 2006).

10.9

Employment Agreement dated October 1, 2006 between Flexsteel Industries, Inc. and Donald D. Dreher (incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2006). *

10.10

Amendment to Employment Agreement dated June 27, 2008 between Flexsteel Industries, Inc. and Donald D. Dreher (incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008).*

10.11

Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

10.12	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *

10.13

Credit Agreement dated June 7, 2011 between Flexsteel Industries, Inc. and Wells Fargo Bank, N. A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.14

Revolving Line of Credit Note dated June 7, 2011 between Flexsteel Industries, Inc. and Wells Fargo Bank, N. A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification. Filed herewith.

31.2	Certification. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 19, 2011		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 19, 2011	/S/ L. Bruce Boylen
L. Bruce Boylen
Chairman of the Board of Directors

Date:	August 19, 2011	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Director

Date:	August 19, 2011	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 19, 2011	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 19, 2011	/S/ Patrick M. Crahan
Patrick M. Crahan
Director

Date:	August 19, 2011	/S/ Lynn J. Davis
Lynn J. Davis
Director

Date:	August 19, 2011	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	August 19, 2011	/S/ Thomas E. Holloran
Thomas E. Holloran
Director

Date:	August 19, 2011	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 19, 2011	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 19, 2011	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 19, 2011	/S/ James R. Richardson
James R. Richardson
Director

Date:	August 19, 2011	/S/ Nancy E. Uridil
Nancy E. Uridil
Director