Form 10-Q
period 2011-09-30
FLEXSTEEL INDUSTRIES INC
filed 2011-10-24
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.    No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2011	6,762,236

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	September 30, 2011 (UNAUDITED)	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$14,086	$17,889
Trade receivables – less allowance for doubtful accounts:
September 30, 2011, $2,013; June 30, 2011, $2,000	32,137	31,451
Inventories	78,377	73,680
Deferred income taxes	3,980	3,700
Other	1,425	1,633
Total current assets	130,005	128,353
NON-CURRENT ASSETS:
Property, plant and equipment, net	21,274	21,387
Deferred income taxes	2,490	2,560
Other assets	11,750	12,377
TOTAL	$165,519	$164,677

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$9,841	$9,899
Accrued liabilities:
Payroll and related items	5,464	6,922
Insurance	5,599	5,645
Other	6,437	5,204
Total current liabilities	27,341	27,670
LONG-TERM LIABILITIES:
Deferred compensation	5,390	5,270
Other liabilities	2,598	3,164
Total liabilities	35,329	36,104

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2011, 6,762,236 shares; outstanding June 30, 2011, 6,710,612 shares	6,762	6,711
Additional paid-in capital	6,851	6,698
Retained earnings	117,401	115,699
Accumulated other comprehensive loss	(824)	(535)
Total shareholders’ equity	130,190	128,573
TOTAL	$165,519	$164,677

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2011	2010
NET SALES	$81,520	$87,230
COST OF GOODS SOLD	(62,556)	(67,624)
GROSS MARGIN	18,964	19,606
SELLING, GENERAL AND ADMINISTRATIVE	(15,331)	(14,898)
FACILITY CLOSING COSTS	—	(1,016)
OPERATING INCOME	3,633	3,692
OTHER INCOME	125	101
INCOME BEFORE INCOME TAXES	3,758	3,793
PROVISION FOR INCOME TAXES	(1,380)	(1,450)
NET INCOME	$2,378	$2,343

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,727	6,660
Diluted	6,969	6,839

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.35	$0.35
Diluted	$0.34	$0.34

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.075

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended September 30,
	2011	2010
NET INCOME	$2,378	$2,343

UNREALIZED (LOSSES) GAINS ON SECURITIES	(466)	200
INCOME TAX BENEFIT (EXPENSE) RELATED TO SECURITIES (LOSSES) GAINS	177	(76)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(289)	124

COMPREHENSIVE INCOME	$2,089	$2,467

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$2,378	$2,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	690	722
Changes in provision for losses on accounts receivable	(70)	240
Deferred income taxes	(33)	(86)
Stock-based compensation expense	118	135
(Gain) loss on disposition of capital assets	(3)	15
Changes in operating assets and liabilities:
Trade receivables	(617)	(2,285)
Inventories	(4,698)	(5,754)
Other current assets	209	(373)
Other assets	17	(8)
Accounts payable – trade	(54)	1,107
Accrued liabilities	(445)	228
Other long-term liabilities	(565)	95
Deferred compensation	119	16
Net cash used in operating activities	(2,954)	(3,605)

INVESTING ACTIVITIES:
Proceeds from sales of investments	227	201
Purchases of investments	(82)	(74)
Proceeds from sale of capital assets	3	18
Capital expenditures	(580)	(384)
Net cash used in investing activities	(432)	(239)

FINANCING ACTIVITIES:
Dividends paid	(503)	(332)
Proceeds from issuance of common stock	86	155
Net cash used in financing activities	(417)	(177)

Decrease in cash	(3,803)	(4,021)
Cash at beginning of period	17,889	8,278
Cash at end of period	$14,086	$4,257

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:
(Amounts in thousands)

	Three Months Ended September 30,
	2011	2010
Income taxes paid, net	$95	$1,260

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2011

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.9 million higher at September 30, 2011 and June 30, 2011, if they had been valued on the FIFO method. At September 30, 2011 and June 30, 2011, the total value of LIFO inventory was $2.0 million and $1.5 million, respectively. A comparison of inventories is as follows (in thousands):

	September 30, 2011	June 30, 2011

Raw materials	$8,342	$9,235
Work in process and finished parts	4,186	3,951
Finished goods	65,849	60,494
Total	$78,377	$73,680

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $10.0 million of letters of credit availability. No amounts were outstanding at September 30, 2011 and June 30, 2011 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $3.0 million. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends, divided by interest expense. In addition, the Company must maintain working capital of $60 million. At September 30, 2011, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit at prime minus 1%, but not less than 2.5%, and where its routine daily banking transactions are processed. No amount was outstanding on the line of credit at September 30, 2011 and June 30, 2011. In addition, the Rabbi Trust assets of $4.9 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of September 30, 2011, 38,944 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2010 and ending on June 30, 2012, beginning July 1, 2011 and ending on June 30, 2013, and beginning July 1, 2012 and ending on June 30, 2014. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of September 30, 2011 and June 30, 2011, the Company has recorded cash awards payable of $0.6 million and $0.4 million within current liabilities and $0.2 million and $0.7 million within long-term liabilities, respectively. At September 30, 2011 and September 30, 2010, the Company has recorded expense of $0.3 million and $0.4 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.1 million (2010-2012), $1.0 million (2011-2013) and $0.9 million (2011-2014) based on the estimated fair values at September 30, 2011.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At September 30, 2011, 423,950 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2011, June 30, 2011 and 2010 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2010	1,052	$12.70	$1,168
Granted	88	17.23
Exercised	(91)	7.41
Canceled	(3)	17.30
Outstanding and exercisable at June 30, 2011	1,046	13.56	2,271
Granted	—	—
Exercised	(13)	6.81
Canceled	—	—
Outstanding and exercisable at September 30, 2011	1,033	$13.64	$2,397

The following table summarizes information for options outstanding and exercisable at September 30, 2011:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 10.75	241	7.7	$7.76
12.35 – 12.74	230	5.7	12.51
14.40 – 16.52	352	3.1	15.54
17.23 – 20.27	210	5.1	18.46
$6.81 – 20.27	1,033	5.2	$13.64

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	September 30, 2011	June 30, 2011
Gross unrecognized tax benefits	$920	$970
Accrued interest and penalties	340	340
Gross liabilities related to unrecognized tax benefits	$1,260	$1,310

Deferred tax assets	$320	$330

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

Basic earnings per share (“EPS”) of common stock are based on the weighted-average number of common shares outstanding for each period. Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan, which resulted in a dilutive effect of 241,799 shares and 178,851 shares at September 30, 2011 and 2010, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period. Options to purchase 424,150 shares and 493,150 shares of common stock were outstanding at September 30, 2011 and 2010, respectively, but were not included in the computation of diluted EPS as their exercise prices were greater than the average market price of the common shares.

7.	LITIGATION

The Company has been named as one of several defendants in an Indiana civil lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. This lawsuit is in its preliminary stages. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the September 30, 2011 financial statements. During the three months ended September 30, 2011, legal and other related expenses of $0.5 million have been incurred responding to this lawsuit and are included in Selling, General and Administrative expense in the Consolidated Statement of Operations.

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

8.	ACCOUNTING DEVELOPMENTS

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this presentation of comprehensive income during the first quarter of fiscal 2012 and has presented a separate consolidated statement of comprehensive income.

In September 2011, the FASB issued ASU 2011-09 which pertains to employer’s participation in multiemployer benefit plans, amending ASC 715-80. ASU 2011-09 enhances the disclosures about significant multiemployer plans in which an employer participates, the level of the employer’s participation, the financial health of the plans and the nature of the employer’s commitments to the plans. The new disclosure requirements are required for fiscal years ending after December 15, 2011 and there will be no financial impact on the Company.

9.	FACILITY CLOSING COSTS

During the quarter ended September 30, 2010, the Company announced the planned closure of a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million. The charges represented employee separation costs of $0.6 million and other closing costs of $0.4 million with no future benefit to the Company and are classified as “Facility Closing Costs” in the Consolidated Statements of Operations. The $1.0 million was included in other current liabilities at September 30, 2010 and was fully paid as of June 30, 2011.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2011 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2011 and 2010. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2011	2010
Net sales	100%	100.0%
Cost of goods sold	(76.7)	(77.5)
Gross margin	23.3	22.5
Selling, general and administrative	(18.8)	(17.1)
Facility closing costs	—	(1.2)
Operating income	4.5	4.2
Other income	0.1	0.1
Income before income taxes	4.6	4.3
Income tax expense	(1.7)	(1.6)
Net income	2.9%	2.7%

Results of Operations for the Quarter Ended September 30, 2011 vs. 2010

The following table compares net sales in total and by area of application for the quarter ended September 30, 2011 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended September 30,		$ Change (in thousands)
Area of Application	2011	2010		% Change
Residential	$62,522	$65,224	$(2,702)	(4.1)%
Commercial	18,998	22,006	(3,008)	(13.7)%
Total	$81,520	$87,230	$(5,710)	(6.5)%

Net sales for the quarter ended September 30, 2010 benefited from a longer than normal lag time on orders received in the spring of 2010, but not shipped to dealers until the quarter ended September 30, 2010. New orders received during the quarter ended September 30, 2011 were approximately 8.4% higher than the prior year period.

Gross margin for the quarter ended September 30, 2011 was 23.3% compared to 22.5% in the prior year quarter. The improvement in gross margin percentage is primarily due to lower ocean freight costs and lower fixed costs resulting from reductions in manufacturing capacity.

Selling, general and administrative expenses were $15.3 million or 18.8% of net sales and $14.9 million or 17.1% of net sales for the quarters ended September 30, 2011 and 2010, respectively. The increase in expenses is primarily due to support expenditures related to residential dealers converting or installing the Company’s revised gallery format and higher legal and professional fees.

Operating income for the current quarter was $3.6 million compared to operating income of $3.7 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 36.7% compared to an income tax expense rate of 38.2% in the prior year fiscal quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $2.4 million or $0.34 per share, compared to net income of $2.3 million or $0.34 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:
Working capital (current assets less current liabilities) at September 30, 2011 was $102.7 million. Net cash used in operating activities was $3.0 million during the first quarter ended September 30, 2011. This use of cash was primarily related to increases in inventories of $4.7 million and receivables of $0.6 million.

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

Investing Activities:
Net cash used in investing activities was $0.4 million during the three-month period ended September 30, 2011. The Company expended $0.6 million for the purchase of capital assets. The Company expects that capital expenditures will be approximately $14.0 million for the remainder of the 2012 fiscal year including the cost to construct and furnish the new corporate office building.

Financing Activities:
Net cash used in financing activities was $0.4 million during the three-month period ended September 30, 2011. Dividends of $0.5 million were paid during the three-month period partially offset by cash received from the exercise of stock options.

Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2012. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Outlook

The Company believes that top line growth will be modest through fiscal year 2012. Macroeconomic conditions, such as high unemployment, minimal job growth, a weak housing market and low levels of consumer confidence, continue to adversely impact our business. The commercial office industry is reporting improving order trends. While sales have benefited minimally from those improvements to date, we believe commercial sales volume will increase during fiscal year 2012. We anticipate increased orders for hospitality products during the remainder of fiscal year 2012 resulting from pent up demand caused by delays in typical refurbishing cycles for hotel properties.

The Company remains committed to its core strategies, which include a wide range of quality product offerings and price points to the residential and commercial markets, combined with a conservative approach to business. We will maintain our focus on a strong balance sheet through emphasis on cash flow and improving profitability. We believe these core strategies are in the best interest of our shareholders.

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

Foreign Currency Risk – During the three months ended September 30, 2011 and 2010, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at September 30, 2011.

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

Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2011.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2011, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.     Risk Factors

     There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 24, 2011	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)