Form 10-Q
period 2011-12-31
FLEXSTEEL INDUSTRIES INC
filed 2012-02-07
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.   No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2011	6,764,236

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share data)

	December 31, 2011 (UNAUDITED)	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$15,871	$17,889
Trade receivables – less allowance for doubtful accounts: December 31, 2011, $1,910; June 30, 2011, $2,000	32,055	31,451
Inventories	79,012	73,680
Deferred income taxes	3,940	3,700
Other	1,775	1,633
Total current assets	132,653	128,353
NON-CURRENT ASSETS:
Property, plant and equipment, net	23,348	21,387
Deferred income taxes	2,470	2,560
Other assets	12,450	12,377
TOTAL	$170,921	$164,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable – trade	$12,180	$9,899
Accrued liabilities:
Payroll and related items	6,007	6,922
Insurance	5,671	5,645
Other	5,977	5,204
Total current liabilities	29,835	27,670
LONG-TERM LIABILITIES:
Deferred compensation	5,311	5,270
Other liabilities	2,758	3,164
Total liabilities	37,904	36,104

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2011, 6,764,236 shares; outstanding June 30, 2011, 6,710,612 shares	6,764	6,711
Additional paid-in capital	7,243	6,698
Retained earnings	119,673	115,699
Accumulated other comprehensive loss	(663)	(535)
Total shareholders’ equity	133,017	128,573
TOTAL	$170,921	$164,677

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended December31,		Six Months Ended December 31,
	2011	2010	2011	2010
NET SALES	$85,001	$82,821	$166,522	$170,051
COST OF GOODS SOLD	(64,543)	(63,996)	(127,100)	(131,620)
GROSS MARGIN	20,458	18,825	39,422	38,431
SELLING, GENERAL AND ADMINISTRATIVE	(15,765)	(15,508)	(31,096)	(30,406)
FACILITY CLOSING COSTS	—	—	—	(1,016)
OPERATING INCOME	4,693	3,317	8,326	7,009
OTHER INCOME	45	14	170	115
INCOME BEFORE INCOME TAXES	4,738	3,331	8,496	7,124
PROVISION FOR INCOME TAXES	(1,790)	(1,200)	(3,170)	(2,650)
NET INCOME	$2,948	$2,131	$5,326	$4,474

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,763	6,691	6,745	6,676
Diluted	6,967	6,924	6,968	6,881

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.44	$0.32	$0.79	$0.67
Diluted	$0.42	$0.31	$0.76	$0.65

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.075	$0.20	$0.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
NET INCOME	$2,948	$2,131	$5,326	$4,474

UNREALIZED GAINS (LOSSES) ON SECURITIES	259	293	(207)	493
INCOME TAX (EXPENSE) BENEFIT RELATED TO SECURITIES GAINS (LOSSES)	(98)	(111)	79	(187)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	161	182	(128)	306

COMPREHENSIVE INCOME	$3,109	$2,313	$5,198	$4,780

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$5,326	$4,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,404	1,408
Change in provision for losses on accounts receivable	(180)	800
Deferred income taxes	(71)	(498)
Stock-based compensation expense	493	699
Gain on disposition of capital assets	(16)	(8)
Changes in operating assets and liabilities:
Trade receivables	(425)	2,494
Inventories	(5,332)	(5,270)
Other current assets	(142)	(442)
Other assets	10	(8)
Accounts payable – trade	1,593	(650)
Accrued liabilities	(219)	(3,028)
Other long-term liabilities	(476)	300
Deferred compensation	41	(29)
Net cash provided by operating activities	2,006	242

INVESTING ACTIVITIES:
Proceeds from sales of investments	286	254
Purchases of investments	(576)	(443)
Proceeds from sale of capital assets	16	42
Capital expenditures	(2,676)	(585)
Net cash used in investing activities	(2,950)	(732)

FINANCING ACTIVITIES:
Dividends paid	(1,180)	(834)
Proceeds from issuance of common stock	106	206
Net cash used in financing activities	(1,074)	(628)

Decrease in cash	(2,018)	(1,118)
Cash at beginning of period	17,889	8,278
Cash at end of period	$15,871	$7,160

SUPPLEMENTAL CASH FLOW INFORMATION (Amounts in thousands)

	Six Months Ended December 31,
	2011	2010
Cash paid for:
Income taxes paid, net	$2,390	$4,402
Non-cash transactions:
Capital expenditures included in trade accounts payable	702	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2011

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six month periods ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

2.       INVENTORIES

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.8 million higher at December 31, 2011 and $1.9 million higher at June 30, 2011, if they had been valued on the FIFO method. At December 31, 2011 and June 30, 2011, the total value of LIFO inventory was $2.2 million and $1.5 million, respectively. A comparison of inventories is as follows (in thousands):

	December 31, 2011	June 30, 2011
Raw materials	$9,299	$9,235
Work in process and finished parts	4,441	3,951
Finished goods	65,272	60,494
Total	$79,012	$73,680

3.       BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing of $15.0 million with interest of LIBOR plus 1% with availability of $10.0 million for letters of credit. No amounts were outstanding at December 31, 2011 and June 30, 2011 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $2.5 million. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends, divided by interest expense. In addition, the Company must maintain working capital of $60 million. At December 31, 2011, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit at prime minus 1%, but not less than 2.5%, and where its routine daily banking transactions are processed. No amount was outstanding on the line of credit at December 31, 2011 and June 30, 2011. In addition, the Rabbi Trust assets of $5.6 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.       STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of December 31, 2011, 38,944 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2009 and ending on June 30, 2012, beginning July 1, 2010 and ending on June 30, 2013, and beginning July 1, 2011 and ending on June 30, 2014. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2011 and June 30, 2011, the Company has recorded cash awards payable of $0.6 million and $0.4 million within current liabilities and $0.3 million and $0.7 million within long-term liabilities, respectively. During the quarters ended December 31, 2011 and 2010, the Company recorded expense of $0.1 million and $0.4 million, respectively. For the six month periods ended December 31, 2011 and 2010, the Company recorded expense of $0.4 million and $0.8 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.0 million (2010-2012), $1.0 million (2011-2013) and $0.9 million (2012-2014) based on the estimated fair values at December 31, 2011.

(2)	Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At December 31, 2011, 341,950 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of December 31, 2011, June 30, 2011 and 2010 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2010	1,052	$12.70	$1,168
Granted	88	17.23
Exercised	(91)	7.41
Canceled	(3)	17.30
Outstanding and exercisable at June 30, 2011	1,046	13.56	2,271
Granted	83	13.87
Exercised	(15)	8.23
Canceled	(3)	17.25
Outstanding and exercisable at December 31, 2011	1,111	$13.66	1,767

The following table summarizes information for options outstanding and exercisable at December 31, 2011:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 8.55	240	7.5	$7.74
12.35 – 13.90	312	6.6	12.87
14.40 – 16.52	350	2.9	15.54
17.23 – 20.27	209	4.8	18.46
$6.81 – 20.27	1,111	5.3	$13.66

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	December 31, 2011	June 30, 2011
Gross unrecognized tax benefits	$1,000	$970
Accrued interest and penalties	360	340
Gross liabilities related to unrecognized tax benefits	$1,360	$1,310

Deferred tax assets	$350	$330

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

6.          EARNINGS PER SHARE

Basic earnings per share (“EPS”) of common stock are based on the weighted-average number of common shares outstanding for each period. Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan, which resulted in a dilutive effect of 203,633 shares and 232,514 shares for the three months ended December 31, 2011 and 2010, respectively, and 223,381 shares and 205,682 shares for the six months ended December 31, 2011 and 2010, respectively. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period. Options to purchase 624,450 shares and 563,150 shares of common stock were outstanding for the three months ended December 31, 2011 and 2010, respectively, and 559,450 shares and 563,150 shares for the six months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted EPS as their exercise prices were greater than the average market price of the common shares.

7.          LITIGATION

The Company has been named as one of several defendants in an Indiana civil lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. This lawsuit is in its preliminary stages. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the December 31, 2011 financial statements. During the three and six months ended December 31, 2011, legal and other related expenses of $0.6 million and $1.1 million have been incurred responding to this lawsuit and are included in Selling, General and Administrative expense in the Consolidated Statement of Operations.

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

9.          FACILITY CLOSING COSTS

During the six months ended December 31, 2010, the Company closed a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million. The charges represented employee separation costs of $0.6 million and other closing costs of $0.4 million with no future benefit to the Company and are classified as “Facility Closing Costs” in the Consolidated Statements of Operations. The $1.0 million was included in other current liabilities at December 31, 2010 and was fully paid as of June 30, 2011.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2011 and 2010. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(75.9)	(77.3)	(76.3)	(77.4)
Gross margin	24.1	22.7	23.7	22.6
Selling, general and administrative	(18.6)	(18.7)	(18.7)	(17.9)
Facility closing costs	—	—	—	(0.6)
Operating income	5.5	4.0	5.0	4.1
Other income	0.1	0.0	0.1	0.1
Income before income taxes	5.6	4.0	5.1	4.2
Income tax expense	(2.1)	(1.4)	(1.9)	(1.6)
Net income	3.5%	2.6%	3.2%	2.6%

Results of Operations for the Quarter Ended December 31, 2011 vs. 2010

The following table compares net sales in total and by area of application for the quarter ended December 31, 2011 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended December 31,		$ Change
Area of Application	2011	2010	(in thousands)	% Change
Residential	$66,968	$63,528	$3,440	5.4%
Commercial	18,033	19,293	(1,260)	(6.5)%
Total	$85,001	$82,821	$2,180	2.6%

Gross margin for the quarter ended December 31, 2011 was 24.1% compared to 22.7% in the prior year quarter. Gross margin for the prior year quarter was adversely impacted by inventory write-down of $0.6 million associated with closing a facility.

Selling, general and administrative expenses for the quarter ended December 31, 2011 were $15.8 million or 18.6% of net sales, including an increase in legal and professional fees of $0.7 million, primarily related to an Indiana civil lawsuit and a decrease in bad debt expense of $0.7 million, compared to $15.5 million or 18.7% of net sales for the quarter ended December 31, 2010.

Operating income for the current quarter was $4.7 million compared to operating income of $3.3 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 37.8% compared to an income tax expense rate of 36.0% in the prior year fiscal quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $2.9 million or $0.42 per share, compared to net income of $2.1 million or $0.31 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2011 vs. 2010

The following table compares net sales in total and by area of application for the six months ended December 31, 2011 to the prior year six month period.

	Net Sales (in thousands) Six Months Ended December 31,		$ Change
Area of Application	2011	2010	(in thousands)	% Change
Residential	$129,491	$128,753	$738	0.6%
Commercial	37,031	41,298	(4,267)	(10.3)%
Total	$166,522	$170,051	$(3,529)	(2.1)%

Gross margin for the six months ended December 31, 2011 was 23.7% compared to 22.6% in the prior year six month period. Gross margin for the prior year six-month period was adversely impacted by inventory write-down of $0.6 million associated with closing a facility.

Selling, general and administrative expenses were $31.1 million or 18.7% of net sales, including a $1.2 million increase in legal and professional fees, primarily related to an Indiana civil lawsuit, and a $1.0 million decrease in bad debt expense, compared to $30.4 million or 17.9% of net sales in the prior year six-month period.

Operating income for the current six month period was $8.3 million compared to operating income of $7.0 million in the prior year six month period reflecting the aforementioned factors. During the prior year six month period the Company recorded a pre-tax charge of $1.0 million to facility closing costs for employee separation and other closing costs.

The effective income tax expense rate for the current six month period was 37.3% compared to an income tax expense rate of 37.2% in the prior year six month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the current six month period of $5.3 million or $0.76 per share, compared to net income of $4.5 million or $0.65 per share in the prior year six month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Working capital (current assets less current liabilities) at December 31, 2011 was $102.8 million. Net cash provided by operating activities was $2.0 million during the six months ended December 31, 2011. Net income of $5.3 million and increased accounts payable of $1.6 million were offset by a $5.3 million planned increase in inventory. Depreciation expense was $1.4 million in the six-month periods ended December 31, 2011 and 2010.

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

Investing Activities:

Net cash used in investing activities was $2.9 million during the six-month period ended December 31, 2011. During the first six months of fiscal year 2012 capital expenditures were $3.4 million, including $2.1 million related to construction of a corporate office building. The Company expects that capital expenditures will be approximately $10 million for the remainder of the 2012 fiscal year including costs related to construction, furnishing and equipping the corporate office building which is expected to be completed in August 2012.

Financing Activities:

Net cash used in financing activities was $1.1 million during the six-month period ended December 31, 2011. Dividends of $1.2 million were paid during the six-month period partially offset by cash received from the exercise of stock options.

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

Outlook

The Company believes that top line growth will be modest through the second half of fiscal year 2012. Our business continues to be adversely impacted by macroeconomic conditions such as high unemployment, limited job growth and a depressed housing market resulting in low consumer confidence levels. We expect orders for residential seating products to continue to perform slightly above prior year levels. Our commercial office business has picked up modestly as we enter the second half of the fiscal year. The Company is expecting flat order trends for our vehicle and hospitality seating products for the remainder of the fiscal year.

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

Foreign Currency Risk – During the three and six months ended December 31, 2011 and 2010, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at December 31, 2011.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2011.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2011, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 7, 2012	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

