Form 10-Q
period 2012-03-31
FLEXSTEEL INDUSTRIES INC
filed 2012-04-19
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Incorporated in State of	42-0442319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.    No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2012	6,795,506

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2012 (UNAUDITED)	June 30, 2011
ASSETS
CURRENT ASSETS:
Cash	$19,273	$17,889
Trade receivables – less allowance for doubtful accounts:
March 31, 2012, $1,920; June 30, 2011, $2,000	33,835	31,451
Inventories	75,479	73,680
Deferred income taxes	4,050	3,700
Other	1,735	1,633
Total current assets	134,372	128,353
NON-CURRENT ASSETS:
Property, plant and equipment, net	25,731	21,387
Deferred income taxes	2,490	2,560
Other assets	12,831	12,377
TOTAL	$175,424	$164,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$9,322	$9,899
Accrued liabilities:
Payroll and related items	7,983	6,922
Insurance	5,614	5,645
Other	7,843	5,204
Total current liabilities	30,762	27,670
LONG-TERM LIABILITIES:
Deferred compensation	5,473	5,270
Other liabilities	2,946	3,164
Total liabilities	39,181	36,104

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value;
authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value;
authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding March 31, 2012, 6,795,506 shares;
outstanding June 30, 2011, 6,710,612 shares	6,795	6,711
Additional paid-in capital	7,568	6,698
Retained earnings	122,336	115,699
Accumulated other comprehensive loss	(456)	(535)
Total shareholders’ equity	136,243	128,573
TOTAL	$175,424	$164,677

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
NET SALES	$91,631	$85,175	$258,153	$255,226
COST OF GOODS SOLD	(69,533)	(66,968)	(196,633)	(198,589)
GROSS MARGIN	22,098	18,207	61,520	56,637
SELLING, GENERAL AND ADMINISTRATIVE	(16,975)	(14,561)	(48,071)	(44,966)
FACILITY CLOSING COSTS	—	—	—	(1,016)
OPERATING INCOME	5,123	3,646	13,449	10,655
OTHER INCOME	140	129	310	244
INCOME BEFORE INCOME TAXES	5,263	3,775	13,759	10,899
PROVISION FOR INCOME TAXES	(1,920)	(1,320)	(5,090)	(3,970)
NET INCOME	$3,343	$2,455	$8,669	$6,929

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING:
Basic	6,777	6,710	6,756	6,687
Diluted	7,017	6,968	6,970	6,910

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.49	$0.37	$1.28	$1.04
Diluted	$0.48	$0.35	$1.24	$1.00

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.075	$0.30	$0.225

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
NET INCOME	$3,343	$2,455	$8,669	$6,929

UNREALIZED GAINS ON SECURITIES	334	82	127	575
INCOME TAX EXPENSE RELATED TO SECURITIES GAINS	(127)	(31)	(48)	(218)
OTHER COMPREHENSIVE INCOME, NET OF TAX	207	51	79	357

COMPREHENSIVE INCOME	$3,550	$2,506	$8,748	$7,286

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$8,669	$6,929
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	2,113	2,028
Change in provision for (gains) losses on accounts
receivable	(180)	890
Deferred income taxes	(328)	(809)
Stock-based compensation expense	767	844
Gain on disposition of capital assets	(32)	(108)
Changes in operating assets and liabilities:
Trade receivables	(2,205)	(754)
Inventories	(1,799)	(2,100)
Other current assets	(102)	(394)
Other assets	17	(5)
Accounts payable – trade	(578)	52
Accrued liabilities	2,292	(970)
Other long-term liabilities	(217)	345
Deferred compensation	203	71
Net cash provided by operating activities	8,620	6,019

INVESTING ACTIVITIES:
Proceeds from sales of investments	346	307
Purchases of investments	(690)	(537)
Proceeds from sale of capital assets	32	143
Capital expenditures	(5,255)	(991)
Net cash used in investing activities	(5,567)	(1,078)

FINANCING ACTIVITIES:
Dividends paid	(1,856)	(1,336)
Proceeds from issuance of common stock	187	318
Net cash used in financing activities	(1,669)	(1,018)

Increase in cash	1,384	3,923
Cash at beginning of period	17,889	8,278
Cash at end of period	$19,273	$12,201

SUPPLEMENTAL CASH FLOW INFORMATION (Amounts in thousands)

	Nine Months Ended March 31,
	2012	2011
Cash paid for:
Income taxes paid, net	$3,980	$6,039
Non-cash transactions:
Capital expenditures included in current liabilities	1,200	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2012

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.8 million higher at March 31, 2012 and $1.9 million higher at June 30, 2011, if they had been valued on the FIFO method. At March 31, 2012 and June 30, 2011, the total value of LIFO inventory was $2.2 million and $1.5 million, respectively. A comparison of inventories is as follows (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$8,854	$9,235
Work in process and finished parts	4,555	3,951
Finished goods	62,070	60,494
Total	$75,479	$73,680

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing of $15.0 million with interest of LIBOR plus 1% with availability of $10.0 million for letters of credit. No amounts were outstanding at March 31, 2012 and June 30, 2011 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $2.5 million. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends, divided by interest expense. In addition, the Company must maintain working capital of $60 million. At March 31, 2012, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit at prime minus 1%, but not less than 2.5%, and where its routine daily banking transactions are processed. No amount was outstanding on the line of credit at March 31, 2012 and June 30, 2011. In addition, the Rabbi Trust assets of $6.0 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

4.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of March 31, 2012, 38,944 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2009 and ending on June 30, 2012, beginning July 1, 2010 and ending on June 30, 2013, and beginning July 1, 2011 and ending on June 30, 2014. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of March 31, 2012 and June 30, 2011, the Company has recorded cash awards payable of $0.9 million and $0.4 million within current liabilities and $0.5 million and $0.7 million within long-term liabilities, respectively. During the quarters ended March 31, 2012 and 2011, the Company recorded expense of $0.7 million and $0.2 million, respectively. For the nine month periods ended March 31, 2012 and 2011, the Company recorded expense of $1.1 million and $1.0 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.2 million (2010-2012), $1.1 million (2011-2013) and $1.0 million (2012-2014) based on the estimated fair values at March 31, 2012.

(2)	Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At March 31, 2012, 343,850 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2010 and 2011 and March 31, 2012 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2010	1,052	$12.70	$1,168
Granted	88	17.23
Exercised	(91)	7.41
Canceled	(3)	17.30
Outstanding and exercisable at June 30, 2011	1,046	13.56	2,271
Granted	83	13.87
Exercised	(71)	8.30
Canceled	(5)	17.12
Outstanding and exercisable at March 31, 2012	1,053	$13.94	4,535

The following table summarizes information for options outstanding and exercisable at March 31, 2012:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 8.55	191	7.3	$7.80
12.35 – 13.90	307	6.4	12.88
14.40 – 16.52	346	2.6	15.55
17.23 – 20.27	209	4.6	18.46
$6.81 – 20.27	1,053	5.0	$13.94

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows (in thousands):

	March 31, 2012	June 30, 2011
Gross unrecognized tax benefits	$975	$970
Accrued interest and penalties	375	340
Gross liabilities related to unrecognized tax benefits	$1,350	$1,310

Deferred tax assets	$340	$330

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

Basic earnings per share (“EPS”) of common stock are based on the weighted-average number of common shares outstanding for each period. Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan. The Company calculates the dilutive effect of outstanding options using the treasury stock method. The anti-dilutive shares were not included in the computation of diluted EPS as their exercise prices were greater than the average closing market price of the common shares for the three and nine month periods ended March 31, 2012. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period.

In computing EPS for the three and nine months ended March 31, 2012 and 2011, net income as reported for each respective period is divided by (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Basic shares	6,777	6,710	6,756	6,687

Potential common shares:
Stock options	165	162	136	142
Long-term incentive plan	75	96	78	81
	240	258	214	223

Diluted shares	7,017	6,968	6,970	6,910

Anti-dilutive shares	420	424	420	424

7.	LITIGATION

The Company has been named as one of several defendants in an Indiana civil lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. This lawsuit is in its preliminary stages. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the March 31, 2012 financial statements. During the three and nine months ended March 31, 2012, legal and other related expenses of $0.8 million and $1.9 million have been incurred responding to this lawsuit and are included in Selling, General and Administrative expense in the Consolidated Statement of Operations.

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

During the nine months ended March 31, 2011, the Company closed a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million. The charges represented employee separation costs of $0.6 million and other closing costs of $0.4 million with no future benefit to the Company and are classified as “Facility Closing Costs” in the Consolidated Statements of Operations. At March 31, 2011, $0.1 million remained to be paid and was included in other current liabilities. The $1.0 million was fully paid as of June 30, 2011.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2011 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2012 and 2011. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(75.9)	(78.6)	(76.2)	(77.8)
Gross margin	24.1	21.4	23.8	22.2
Selling, general and administrative	(18.5)	(17.1)	(18.6)	(17.6)
Facility closing costs	—	—	—	(0.4)
Operating income	5.6	4.3	5.2	4.2
Other income	0.1	0.1	0.1	0.1
Income before income taxes	5.7	4.4	5.3	4.3
Income tax expense	(2.1)	(1.5)	(1.9)	(1.6)
Net income	3.6%	2.9%	3.4%	2.7%

Results of Operations for the Quarter Ended March 31, 2012 vs. 2011

The following table compares net sales in total and by area of application for the quarter ended March 31, 2012 to the prior year quarter.

	Net Sales (in thousands)
	Quarter Ended March 31,		$ Change
Area of Application	2012	2011	(in thousands)	% Change
Residential	$71,183	$64,938	$6,245	9.6%
Commercial	20,448	20,237	211	1.0%
Total	$91,631	$85,175	$6,456	7.6%

Gross margin for the quarter ended March 31, 2012 was 24.1% compared to 21.4% in the prior year quarter. This improvement is due to better absorption of fixed costs and the adverse impact of increases in materials costs in the prior year quarter.

Selling, general and administrative expenses for the quarter ended March 31, 2012 were $17.0 million or 18.5% of net sales compared to $14.6 million or 17.1% of net sales in the prior year quarter. The current year quarter includes an increase in legal and professional fees of $0.9 million, or 1% of sales, primarily related to an Indiana civil lawsuit.

Operating income for the current quarter was $5.1 million compared to operating income of $3.6 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 36.5% compared to an income tax expense rate of 35.0% in the prior year fiscal quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $3.3 million or $0.48 per share, compared to net income of $2.5 million or $0.35 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2012 vs. 2011

The following table compares net sales in total and by area of application for the nine months ended March 31, 2012 to the prior year nine month period.

	Net Sales (in thousands)
	Nine Months Ended March 31,		$ Change
Area of Application	2012	2011	(in thousands)	% Change
Residential	$200,674	$193,691	$6,983	3.6%
Commercial	57,479	61,535	(4,056)	(6.6%)
Total	$258,153	$255,226	$2,927	1.1%

Gross margin for the nine months ended March 31, 2012 was 23.8% compared to 22.2% in the prior year nine-month period. Gross margin for the prior year nine-month period was adversely impacted by inventory write-downs of $0.6 million associated with closing a facility and increases in materials costs.

Selling, general and administrative expenses were $48.1 million or 18.6% of net sales, including a $2.0 million increase in legal and professional fees, primarily related to an Indiana civil lawsuit, and a $1.1 million decrease in bad debt expense compared to the prior year. Selling, general and administrative expenses were $45.0 million or 17.6% of net sales in the prior year nine-month period ended March 31, 2011.

Operating income for the current nine month period was $13.4 million compared to operating income of $10.7 million in the prior year nine-month period reflecting the aforementioned factors. During the prior year nine-month period the Company recorded a pre-tax charge of $1.0 million to facility closing costs for employee separation and other closing costs.

The effective income tax expense rate for the current nine month period was 37.0% compared to an income tax expense rate of 36.4% in the prior year nine-month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the current nine-month period of $8.7 million or $1.24 per share, compared to net income of $6.9 million or $1.00 per share in the prior year nine-month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

At March 31, 2012, the Company had $19.3 million in cash and borrowing availability of $20 million.

Operating Activities:

Working capital (current assets less current liabilities) at March 31, 2012 was $103.6 million. Net cash provided by operating activities was $8.6 million during the nine months ended March 31, 2012. Net income of $8.7 million, increased accrued liabilities of $2.3 million and depreciation of $2.1 million were offset by a $2.4 million increase in accounts receivable and a $1.8 million increase in inventory. Depreciation expense was $2.1 million and $2.0 million in the nine-month periods ended March 31, 2012 and 2011, respectively.

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

Investing Activities:

Net cash used in investing activities was $5.6 million during the nine-month period ended March 31, 2012. During the nine months ended March 31, 2012 capital expenditures were $5.3 million, including $3.6 million related to the on-going construction of a corporate office building. The Company expects that capital expenditures will be approximately $7.0 million for the remainder of the 2012 fiscal year including costs related to construction, furnishing and equipping the corporate office building which is expected to be completed by August 2012.

Financing Activities:

Net cash used in financing activities was $1.7 million during the nine-month period ended March 31, 2012. Dividends of $1.9 million were paid during the nine-month period partially offset by cash received from the exercise of stock options.

Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2012. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations. The Company has begun the process of obtaining a renewal of its working capital line of credit that expires June 30, 2012. The Company believes that it will be able to successfully renew the terms of the current agreement prior to its expiration date.

Outlook

The Company believes that modest overall top line growth will continue through the end of calendar year 2012. Orders for residential upholstered products have improved significantly in relation to prior year levels and we expect that trend to continue through the end of the calendar year. Our commercial office order rate has increased modestly. The Company is expecting flat order trends for vehicle and hospitality seating products for the remainder of the calendar year.

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

Foreign Currency Risk – During the three and nine months ended March 31, 2012 and 2011, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at March 31, 2012.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2012.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2012, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 19, 2012	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

