Form 10-K
period 2012-06-30
FLEXSTEEL INDUSTRIES INC
filed 2012-08-22
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	42-0442319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
385 Bell Street, Dubuque, Iowa	52001
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(563) 556-7730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2011 (which was the last business day of the registrant’s most recently completed second quarter) was $58,373,120.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 6,921,284 Common Shares ($1 par value) as of August 17, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2012 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

          Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, including expenses relating to the Indiana civil litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

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

          The Company operates in one reportable segment, furniture products. Our furniture products business involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential and commercial markets. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2012	2011	2010
Residential	$275,442	$258,095	$246,041
Commercial	76,647	81,331	80,425
	$352,089	$339,426	$326,466

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

Foreign Operations
          The Company makes minimal export sales. At June 30, 2012, the Company had approximately 90 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog
          The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2012	June 30, 2011	June 30, 2010
$38,700	$35,700	$49,000

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

Trademarks and Patents
          The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which are due to expire on dates ranging from 2013 to 2025. The Company does not consider its trademarks and patents material to its business.

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

Fiscal Year Ended June 30,	Expenditures
2012	$2,310
2011	$2,190
2010	$2,040

Employees
          The Company had 1,300 employees as of June 30, 2012, including 250 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

          Effective June 30, 2012, Ronald J. Klosterman retired as President and CEO of Flexsteel. Mr. Klosterman, had been with Flexsteel for nearly 40 years, and had been President and CEO since 2006. Effective July 1, 2012, Karel K. Czanderna became the Company’s President and Chief Executive Officer.

          The executive officers of the Company, their ages, positions (in each case as of August 14, 2012), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (56)	President & Chief Executive Officer (2012)
James R. Richardson (68)	Senior Vice President of Residential Sales and Marketing (1979)
Thomas D. Burkart (69)	Senior Vice President of Vehicle Seating (1984)
Patrick M. Crahan (64)	Senior Vice President of Commercial Seating (1989)
Jeffrey T. Bertsch (57)	Senior Vice President of Corporate Services (1989)
Donald D. Dreher (62)	Senior Vice President (2004), President & CEO of DMI Furniture, Inc. (1986)
James E. Gilbertson (63)	Senior Vice President of Vehicle Seating (1989)
Timothy E. Hall (54)	Senior Vice President-Finance, Chief Financial Officer, Secretary & Treasurer (2000)

Item 1A.	Risk Factors

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

          Home furnishings and commercial products are generally considered a deferrable purchase by most consumers and end-users. Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishings and commercial products. These events could impact retailers, hospitality, recreational vehicle seating and healthcare businesses resulting in an impact on our business. A recovery in our sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of home furnishings and commercial products purchases.

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

          Our business is subject to various laws and regulations which could have a significant impact on our operations and the cost to comply with such laws and regulations could adversely impact our financial position, results of operations and cash flows. In addition, failure to comply with such laws and regulations, even inadvertently, could produce negative consequences which could adversely impact our operations.

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

          We face the business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event any of our products prove to be defective, we may be required to recall or redesign such products. We are also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. We could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. See Note 11, “Litigation” within the Notes to Consolidated Financial Statements for a description of an existing environmental claim against the Company. Additionally, the Company is involved in various other kinds of commercial disputes. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on our business, operating results or financial condition.

Item 1B.	Unresolved Staff Comments
          None.

Item 2.	Properties

          The Company owns the following facilities as of June 30, 2012:

Location	Approximate Size (square feet)	Principal Operations
Dubuque, Iowa	719,000	Manufacturing and Distribution
Dubuque, Iowa	40,000	Corporate Office (under construction)
Lancaster, Pennsylvania	216,000	Distribution
Riverside, California	236,000	Manufacturing and Distribution
Riverside, California	69,000	Distribution
Dublin, Georgia	300,000	Manufacturing
Harrison, Arkansas	221,000	Manufacturing
Starkville, Mississippi	349,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	691,000	Distribution

          The Company leases the following facilities as of June 30, 2012:

Location	Approximate Size (square feet)	Principal Operations
Louisville, Kentucky	15,000	Administrative Offices
Ferdinand, Indiana	101,000	Distribution
Juarez, Mexico	225,000	Manufacturing

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

          Indiana Civil Litigation. The Company has been named as one of several defendants in a lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the June 30, 2012 financial statements. Legal and other related expenses of $2.4 million and $0.5 million have been incurred responding to this lawsuit for the fiscal years 2012 and 2011, respectively, and are included in Selling, General and Administrative expense in the Consolidated Statements of Income.

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

Item 4.	Mine Safety Disclosures
          None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Five-Year Cumulative Total Returns
Value of $100 Invested on June 30, 2007

	2007	2008	2009	2010	2011	2012
Flexsteel	100.00	80.85	63.17	84.51	114.51	159.16
Peer Group	100.00	71.96	35.89	45.40	56.01	56.10
NASDAQ	100.00	76.08	57.88	65.14	85.82	83.18

The NASDAQ Global Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends
	Fiscal 2012		Fiscal 2011		Per Share
	High	Low	High	Low	Fiscal 2012	Fiscal 2011
First Quarter	$15.91	$13.04	$15.84	$10.08	$0.10	$0.075
Second Quarter	15.00	13.26	18.75	14.22	0.10	0.075
Third Quarter	18.39	13.82	19.69	14.11	0.10	0.075
Fourth Quarter	22.00	18.28	16.60	13.80	0.15	0.075

          * Reflects the market price as reported on The NASDAQ Global Market.

          The Company estimates there were approximately 1,600 holders of common stock of the Company as of June 30, 2012.

          There were no repurchases of the Company’s common stock during the quarter ended June 30, 2012.

The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

Item 6.	Selected Financial Data

          The selected financial data presented below should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected consolidated statements of income data of the Company is derived from the Company’s consolidated financial statements.

Five-Year Review
(Amounts in thousands, except certain ratios and per share data)

	2012	2011	2010	2009	2008
SUMMARY OF OPERATIONS
Net sales	$352,089	$339,426	$326,466	$324,158	$405,655
Cost of goods sold	266,810	262,124	251,685	263,083	327,165
Operating income (loss)	20,246	15,864	17,529	(2,272)	7,596
Interest and other income	422	343	361	661	469
Interest expense	—	—	439	968	1,469
Income (loss) before income taxes	20,668	16,207	17,451	(2,579)	6,596
Income tax provision (benefit)	7,600	5,790	6,650	(1,070)	2,360
Net income (loss) (1) (2)	13,068	10,417	10,801	(1,509)	4,236
Earnings (loss) per common share: (1) (2)
Basic	1.93	1.56	1.63	(0.23)	0.64
Diluted	1.86	1.50	1.61	(0.23)	0.64
Cash dividends declared per common share	$0.45	$0.30	$0.20	$0.36	$0.52
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	6,781	6,693	6,608	6,576	6,574
Diluted	7,008	6,929	6,697	6,576	6,611
Total assets	$181,672	$164,677	$157,670	$150,971	$179,906
Property, plant and equipment, net	29,867	21,387	21,614	23,298	26,372
Capital expenditures	10,939	2,573	1,251	1,203	1,228
Long-term debt	—	—	—	—	20,811
Working capital (current assets less current liabilities)	103,744	100,683	90,800	78,416	100,920
Shareholders’ equity	$139,442	$128,573	$117,612	$106,998	$112,752
SELECTED RATIOS
Net income (loss), as a percent of sales	3.7	3.1	3.3	(0.5)	1.0
Current ratio	4.3 to 1	4.6 to 1	3.9 to 1	3.2 to 1	3.5 to 1
Return on ending shareholders’ equity	9.4	8.1	9.2	(1.4)	3.8
Average number of employees	1,300	1,320	1,400	1,600	2,140

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

Critical Accounting Policies

          The discussion and analysis of the Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable and inventory valuation. Ultimate results may differ from these estimates under different assumptions or conditions.

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

          Inventories – the Company values inventory at the lower of cost or net realizable value. Management assesses the inventory on hand and if necessary writes down the obsolete or excess inventory to net realizable value.

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

Recently Issued Accounting Pronouncements

          See Item 8. Note 1 to the Company’s Consolidated Financial Statements.

Results of Operations

          The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2012, 2011 and 2010. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(75.8)	(77.2)	(77.2)
Gross margin	24.2	22.8	22.8
Selling, general and administrative	(18.4)	(17.8)	(17.5)
Facility consolidation and other charges	—	(0.3)	—
Operating income	5.8	4.7	5.3
Other income, net	0.1	0.1	0.0
Income before income taxes	5.9	4.8	5.3
Income tax provision	(2.2)	(1.7)	(2.0)
Net income	3.7%	3.1%	3.3%

Fiscal 2012 Compared to Fiscal 2011

          Net sales for fiscal 2012 were $352.1 million compared to $339.4 million in the prior fiscal year, an increase of 3.7%. For the fiscal year ended June 30, 2012, residential net sales were $275.4 million compared to $258.1 million for the year ended June 30, 2011, an increase of 6.7%. Commercial net sales were $76.7 million for the year ended June 30, 2012, a decrease of 5.8% from net sales of $81.3 million for the year ended June 30, 2011.

          Gross margin for the year ended June 30, 2012 was 24.2% compared to 22.8% for the prior year primarily due to better absorption of fixed costs on the higher sales volume and lower freight costs. The prior year included a $0.6 million inventory write-down related to a facility closing.

          Selling, general and administrative expenses for the fiscal year ended June 30, 2012 were $65.0 million or 18.4% of net sales compared to $60.4 million or 17.8% of net sales in the year ended June 30, 2011. The current year includes an increase in legal and professional fees of $2.1 million, or 0.6% of sales, primarily related to an Indiana civil lawsuit and a $1.0 million decrease in bad debt expense, compared to the prior year.

          Operating income increased by $4.4 million in fiscal year 2012 in comparison to the prior year. During fiscal year 2011, the Company recorded pre-tax charges of $1.6 million related to closing a manufacturing facility. Of these pre-tax charges, employee separation and other closing costs of $1.0 million are reported as facility closing costs and an inventory write-down of $0.6 million is reported as cost of goods sold.

          The effective tax rate for the fiscal year ended June 30, 2012 was 36.8% compared to 35.7% for fiscal year 2011. The change in effective tax rate is primarily due to the benefit of the Domestic Manufacturing Deduction under Internal Revenue Code Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing, the change in provision for uncertain tax positions related to various state taxing jurisdictions and stock-based compensation.

          The above factors resulted in net income for the fiscal year ended June 30, 2012 of $13.1 million or $1.86 per share compared to $10.4 million or $1.50 per share in fiscal 2011.

          All earnings per share amounts are on a diluted basis.

Fiscal 2011 Compared to Fiscal 2010

          Net sales for fiscal 2011 were $339.4 million compared to $326.5 million in the prior fiscal year, an increase of 4.5%. Residential net sales were $258.1 million compared to $246.0 million in fiscal 2010, an increase of 4.9%. Commercial net sales were $81.3 million for fiscal 2011, a increase of 1.1% from net sales of $80.5 million for fiscal 2010.

          The Company’s operating income decreased by $1.7 million in fiscal year 2011 in comparison to the prior year. During fiscal year 2011, the Company recorded pre-tax charges of $1.6 million related to closing a manufacturing facility. Of these pre-tax charges, employee separation and other closing costs of $1.0 million are reported as facility closing costs and an inventory write down of $0.6 million is reported as cost of goods sold.

          Gross margin for fiscal year 2011 and 2010 was 22.8%. The gross margin for the year ended June 30, 2011, includes the $0.6 million inventory write-down related to facility closing offset by operational improvements.

          For the fiscal years ended 2011 and 2010, selling, general and administrative expenses were 17.8% and 17.5% of net sales, respectively. The percentage increase for the year ended June 30, 2011 reflects higher legal and professional fees.

          The effective tax rate for the fiscal year ended June 30, 2011 was 35.7% compared to 38.1% for fiscal year 2010. The change in the effective tax rate is primarily due to the change in provision for uncertain tax positions related to various state taxing jurisdictions, stock-based compensation and the benefit of the DMD. The DMD tax benefit available in previous years was being phased in by statute and was therefore lower than the full DMD tax benefit for 2011.

          The above factors resulted in net income for the fiscal year ended June 30, 2011 of $10.4 million or $1.50 per share compared to $10.8 million or $1.61 per share in fiscal 2010.

          All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

          Working capital (current assets less current liabilities) at June 30, 2012 was $103.7 million as compared to $100.7 million at June 30, 2011. Significant changes in working capital from June 30, 2011 to June 30, 2012 included increased inventories of $9.0 million and increased accounts receivable of $2.2 million, offset by a decrease in cash of $3.9 million and increased current liabilities of $4.4 million. The higher inventory levels are to support the increases in residential sales volume, expanded product offerings and also reflect the timing of inventory receipts, especially imported finished products and components which require longer lead times. The increase in accounts receivable resulted from the higher shipments in the fourth fiscal quarter.

          The Company’s main source of liquidity is cash and cash flows from operations. As of June 30, 2012 and 2011, the Company had cash totaling $14.0 million and $17.9 million, respectively. The Company has borrowing availability under a credit agreement of up to $12.5 million.

          Cash decreased by $3.9 million during fiscal year 2012 with net cash provided by operating activities of $9.0 million offset by capital expenditures of $10.9 million, including $8.8 million related to construction of our corporate office building, and payment of dividends of $2.5 million. Net cash provided by operating activities of $13.8 million in fiscal year 2011 was comprised primarily of net income of $10.4 million, changes in operating assets and liabilities of $1.3 million and non-cash charges of $4.7 million. Depreciation expense was $2.8 million and $2.7 million for the years ended June 30, 2012 and 2011, respectively.

          Net cash used in investing activities was $11.3 million in fiscal year 2012 compared to cash used in investing activities of $2.7 million in fiscal year 2011. Net purchases of investments were $0.4 million. Capital expenditures were $10.9 million during fiscal year 2012.

          Net cash used in financing activities was $1.6 million in fiscal year 2012, primarily for the payment of dividends of $2.5 million, compared to $1.5 million in fiscal year 2011. For fiscal year 2011, the cash was used primarily for the payment of dividends of $1.8 million.

          The Company expects that capital expenditures will decrease to approximately $6.0 million in fiscal year 2013, including $2.6 million for the completion of the corporate office building. Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2013, including the completion of the corporate office building. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

          At June 30, 2012, the Company has no long-term debt obligations and therefore, no contractual interest payments are included in the table below. The following table summarizes the Company’s contractual obligations at June 30, 2012 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating lease obligations	$10,337	$1,842	$4,146	$931	$3,418

          Contractual obligations associated with the Company’s deferred compensation plans were excluded from the table above as the Company cannot predict when the events that trigger payment will occur. Total accumulated deferred compensation liabilities were $5.6 million at June 30, 2012. At June 30, 2012, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the uncertain tax positions from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

          See Note 6 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Outlook

          The Company believes that moderate overall top line growth will continue through the end of calendar year 2012 through additions to product offerings and expanding our residential customer base. The Company is expecting current order trends for commercial products to continue for the remainder of the calendar year. The Company is confident in its ability to take advantage of market opportunities as they present themselves. However, our optimism is guarded due to the uncertainty that the upcoming elections and economic factors have on consumers’ confidence and willingness to buy.

          The Company remains committed to its core strategies, which include offering a wide range of quality products and price points to the residential and commercial markets, combined with a conservative approach to business. We will maintain our focus on a strong balance sheet and improving profitability. We believe these core strategies are in the best interest of our shareholders.

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

          Foreign Currency Risk – During fiscal years 2012, 2011 and 2010, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not directly exposed to market risk associated with currency exchange rates and prices.

          Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2012, the Company does not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota

August 22, 2012

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30,
	2012	2011

ASSETS
CURRENT ASSETS:
Cash	$13,970	$17,889
Trade Receivables - less allowance for doubtful accounts: 2012, $1,910; 2011, $2,000	33,601	31,451
Inventories	82,689	73,680
Deferred income taxes	3,750	3,700
Other	1,583	1,633
Total current assets	135,593	128,353
NONCURRENT ASSETS:
Property, plant and equipment, net	29,867	21,387
Deferred income taxes	3,160	2,560
Other assets	13,052	12,377
TOTAL	$181,672	$164,677
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$12,973	$9,899
Accrued liabilities:
Payroll and related items	8,037	6,922
Insurance	4,440	5,645
Other	6,399	5,204
Total current liabilities	31,849	27,670
LONG-TERM LIABILITIES:
Deferred compensation	5,613	5,270
Other liabilities	4,768	3,164
Total liabilities	42,230	36,104
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock - $50 par value; authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value; authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2012, 6,905,534 shares; 2011, 6,710,612 shares	6,906	6,711
Additional paid-in capital	8,476	6,698
Retained earnings	125,699	115,699
Accumulated other comprehensive loss	(1,639)	(535)
Total shareholders’ equity	139,442	128,573
TOTAL	$181,672	$164,677

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	FOR THE YEARS ENDED JUNE 30,
	2012	2011	2010

NET SALES	$352,089	$339,426	$326,466
COST OF GOODS SOLD	(266,810)	(262,124)	(251,685)
GROSS MARGIN	85,279	77,302	74,781
SELLING, GENERAL AND ADMINISTRATIVE	(65,033)	(60,422)	(57,252)
FACILITY CLOSING COSTS	—	(1,016)	—
OPERATING INCOME	20,246	15,864	17,529
OTHER INCOME (EXPENSE):
Interest and other income	422	343	361
Interest expense	—	—	(439)
Total	422	343	(78)
INCOME BEFORE INCOME TAXES	20,668	16,207	17,451
INCOME TAX PROVISION	(7,600)	(5,790)	(6,650)
NET INCOME	$13,068	$10,417	$10,801
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,781	6,693	6,608
Diluted	7,008	6,929	6,697
EARNINGS PER SHARE OF COMMON STOCK:
Basic	$1.93	$1.56	$1.63
Diluted	$1.86	$1.50	$1.61
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.45	$0.30	$0.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	2012	2011	2010

NET INCOME	$13,068	$10,417	$10,801
UNREALIZED (LOSSES) GAINS ON SECURITITES	(5)	562	63
INCOME TAX BENEFIT (EXPENSE) RELATED TO SECURITIES GAINS	2	(214)	(24)
NET UNREALIZED (LOSSES) GAINS ON SECURITIES	(3)	348	39
INTEREST RATE DERIVATIVE	—	—	285
INCOME TAX EXPENSE RELATED TO INTEREST RATE DERIVATIVE	—	—	(108)
NET INTEREST RATE DERIVATIVE	—	—	177
MINIMUM PENSION LIABILITY	(1,771)	1,401	(328)
INCOME TAX BENEFIT (EXPENSE) RELATED TO MINIMUM PENSION LIABILITY	670	(532)	124
NET MINIMUM PENSION LIABILITY	(1,101)	869	(204)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1,104)	1,217	12
COMPREHENSIVE INCOME	$11,964	$11,634	$10,813

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Amounts in thousands)

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at July 1, 2009	$6,576	$4,370	$97,816	$(1,764)	$106,998
Issuance of common stock:
Stock options exercised, net	70	274	—	—	344
Unrealized gain on available for sale investments, net of tax	—	—	—	39	39
Long-term incentive compensation	—	510	—	—	510
Stock-based compensation	—	271	—	—	271
Interest rate swaps valuation adjustment, net of tax	—	—	—	177	177
Minimum pension liability adjustment, net of tax	—	—	—	(204)	(204)
Cash dividends declared	—	—	(1,324)	—	(1,324)
Net income	—	—	10,801	—	10,801
Balance at June 30, 2010	6,646	5,425	107,293	(1,752)	117,612
Issuance of common stock:
Stock options exercised, net	65	259	—	—	324
Unrealized gain on available for sale investments, net of tax	—	—	—	348	348
Long-term incentive compensation	—	590	—	—	590
Stock-based compensation	—	424	—	—	424
Minimum pension liability adjustment, net of tax	—	—	—	869	869
Cash dividends declared	—	—	(2,011)	—	(2,011)
Net income	—	—	10,417	—	10,417
Balance at June 30, 2011	6,711	6,698	115,699	(535)	128,573
Issuance of common stock:
Stock options exercised, net	156	761	—	—	917
Unrealized gain on available for sale investments, net of tax	—	—	—	(3)	(3)
Long-term incentive compensation	39	761	—	—	800
Stock-based compensation	—	256	—	—	256
Minimum pension liability adjustment, net of tax	—	—	—	(1,101)	(1,101)
Cash dividends declared	—	—	(3,068)	—	(3,068)
Net income	—	—	13,068	—	13,068
Balance at June 30, 2012	$6,906	$8,476	$125,699	$(1,639)	$139,442

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2012	2011	2010

OPERATING ACTIVITIES:
Net income	$13,068	$10,417	$10,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,835	2,690	2,986
Deferred income taxes	23	54	(963)
Stock-based compensation expense	1,056	1,014	781
Provision for losses on accounts receivable	(150)	870	920
Other non-cash, net	7	224	218
Gain on disposition of capital assets	(34)	(185)	(9)
Changes in operating assets and liabilities:
Trade receivables	(2,000)	3,427	(5,386)
Inventories	(9,009)	(1,043)	1,207
Other current assets	50	(557)	2,837
Other assets	(308)	(270)	(18)
Accounts payable - trade	2,699	(841)	994
Accrued liabilities	572	(2,541)	3,618
Other long-term liabilities	(174)	367	1,028
Deferred compensation	342	174	105
Net cash provided by operating activities	8,977	13,800	19,119
INVESTING ACTIVITIES:
Purchases of investments	(777)	(698)	(721)
Proceeds from sales of investments	405	410	359
Proceeds from sale of capital assets	34	187	34
Capital expenditures	(10,939)	(2,573)	(1,251)
Net cash used in investing activities	(11,277)	(2,674)	(1,579)
FINANCING ACTIVITIES:
Repayments of short-term borrowings, net	—	—	(10,000)
Dividends paid	(2,535)	(1,839)	(1,320)
Proceeds from issuance of common stock	916	324	344
Net cash used in financing activities	(1,619)	(1,515)	(10,976)
(Decrease) increase in cash and cash equivalents	(3,919)	9,611	6,564
Cash at beginning of year	17,889	8,278	1,714
Cash at end of year	$13,970	$17,889	$8,278

	FOR THE YEARS ENDED JUNE 30,
	2012	2011	2010
SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest	$—	$—	$439
Income taxes paid	$6,237	$7,647	$3,587

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE – the Company’s cash, accounts receivable, other current assets, accounts payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Generally accepted accounting principles on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

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

INVENTORIES – are stated at the lower of cost or net realizable value. Steel products, which represent approximately 6% of total inventory, are valued on the last-in, first-out (“LIFO”) method. All other inventories are valued on the first-in, first-out (“FIFO”) method.

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

REVENUE RECOGNITION – is upon delivery of product to the Company’s customer and when collectibility is reasonably assured. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales amount is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $4.9 million, $4.5 million and $4.1 million in fiscal 2012, 2011 and 2010, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $2.3 million, $2.2 million and $2.0 million in fiscal 2012, 2011 and 2010, respectively.

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

EARNINGS PER SHARE (EPS) – basic earnings per share of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period.

In computing EPS for the fiscal years ended 2012, 2011 and 2010, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2012	2011	2010

Basic shares	6,781	6,693	6,608
Potential common shares:
Stock options	142	147	62
Long-term incentive plan	85	89	27
	227	236	89
Diluted shares	7,008	6,929	6,697
Anti-dilutive shares	300	424	717

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In September 2011, the FASB issued ASU 2011-09 which pertains to employer’s participation in multiemployer benefit plans, amending ASC 715-80. ASU 2011-09 enhances the disclosures about significant multiemployer plans in which an employer participates, the level of the employer’s participation, the financial health of the plans and the nature of the employer’s commitments to the plans. The new disclosure requirements were required for fiscal years ending after December 15, 2011 and there was no financial impact on the Company. See Note 9, Multi-employer Pension Plans.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted this presentation of comprehensive income during the first quarter of fiscal 2012 and has presented separate consolidated statements of comprehensive income.

2.	INVENTORIES

Inventories valued on a LIFO basis (steel) would have been approximately $1.7 million and $1.9 million higher at June 30, 2012 and 2011, respectively, if they had been valued on a FIFO basis. At June 30, 2012 and 2011 the total value of LIFO inventory was $2.9 million and $1.5 million, respectively. There was no material liquidation of LIFO inventory in 2012 and 2011. A comparison of inventories is as follows:

(in thousands)	June 30,
	2012	2011
Raw materials	$10,410	$9,235
Work in process and finished parts	5,288	3,951
Finished goods	66,991	60,494
Total	$82,689	$73,680

3.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated Life (Years)	June 30,
		2012	2011
Land		$4,150	$3,984
Buildings and improvements	5-39	39,978	39,851
Machinery and equipment	3-7	26,449	26,513
Delivery equipment	3-5	18,113	18,180
Furniture and fixtures	3-7	3,843	4,000
Construction in progress		9,333	366
Total		101,866	92,894
Less accumulated depreciation		(71,999)	(71,507)
Net		29,867	21,387

4.	OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2012	2011
Cash value of life insurance	$7,072	$6,815
Rabbi Trust assets (see Note 9)	5,900	5,533
Other	80	29
Total	$13,052	$12,377

5.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2012	2011
Dividends	$1,036	$504
Income taxes	562	—
Advertising	1,899	1,873
Warranty	1,010	970
Other	1,892	1,857
Total	$6,399	$5,204

6.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1%, including $5.0 million of letters of credit availability. This credit agreement expires June 30, 2013. No amounts were outstanding at June 30, 2012 and 2011 under the working capital facility. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends divided by interest expense. In addition, the Company must maintain working capital of $60.0 million. At June 30, 2012, the Company was in compliance with all of the covenants contained in the credit agreement. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $2.5 million at June 30, 2012.

7.	INCOME TAXES

In determining the provision for income taxes, the Company uses an estimated annual effective tax rate that is based on the annual income, statutory tax rates and permanent differences between book and tax. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with the Company’s income tax policy, significant or unusual items are separately recognized when they occur.

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	June 30,
	2012	2011
Gross unrecognized tax benefits	$1,000	$970
Accrued interest and penalties	365	340
Gross liabilities related to unrecognized tax benefits	$1,365	$1,310

Deferred tax assets	$350	$330

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2012	2011	2010
Balance at July 1	$970	$995	$404
Additions based on tax positions related to the current year	207	193	250
Additions for tax positions of prior years	—	41	420
Reductions for tax positions of prior years	(177)	(259)	(79)
Balance at June 30	$1,000	$970	$995

The Company records interest and penalties related to income taxes as income tax expense in the Consolidated Statements of Income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision (benefit) is as follows for the years ended June 30:

(in thousands)	2012	2011	2010
Federal- current	$6,969	$5,313	$6,630
State - current	608	423	975
Deferred	23	54	(955)
Total	$7,600	$5,790	$6,650

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	2.9	2.6	3.7
Other	(1.1)	(1.9)	(0.6)
Effective tax rate	36.8%	35.7%	38.1%

The effective tax rate for the fiscal years ended June 30, 2012, 2011, 2010 was 36.8%, 35.7%, and 38.1%, respectively. The changes in effective tax rates are primarily due to the change in provision for uncertain tax positions related to various state taxing jurisdictions, the benefit of the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing and stock-based compensation.

The primary components of deferred tax assets and (liabilities) are as follows:

(in thousands)	June 30, 2012		June 30, 2011
	Current	Long-term	Current	Long-term
Accounts receivable	$710	$—	$740	$—
Inventory	1,390	—	1,360	—
Self insurance	480	—	620	—
Employee benefits	480	—	360	—
Accrued expenses	690	—	620	—
Property, plant and equipment	—	(860)	—	(760)
Deferred compensation	—	2,430	—	2,520
Other	—	1,590	—	800
Total	$3,750	$3,160	$3,700	$2,560

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2008–2011 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of June 30, 2012, 38,944 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2009 and ending on June 30, 2012, beginning July 1, 2010 and ending on June 30, 2013, and beginning July 1, 2011 and ending on June 30, 2014. The Committee has also specified that payouts, if any, for awards earned under the fiscal years 2010-2012, 2011-2013 and 2012-2014 performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities-payroll and related and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. The Company has recorded cash awards payable of $1.1 million and $0.4 million within current liabilities and $0.7 million and $0.7 million within long-term liabilities for the fiscal years ended June 30, 2012 and 2011, respectively.

The aggregate number of shares and cash that could be awarded to key executives if the minimum, target and maximum performance goals are met, based upon the fair market value at June 30, 2012, is as follows:

(in thousands)	Minimum		Target		Maximum
Performance Period	Shares	Cash	Shares	Cash	Shares	Cash
Fiscal Year 2010 - 2012	20	$268	58	$767	93	$1,227
Fiscal Year 2011 - 2013	17	$219	48	$627	76	$1,003
Fiscal Year 2012 - 2014	13	$171	37	$490	59	$784

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.3 million (2010-2012), $1.1 million (2011-2013) and $1.0 million (2012-2014) based on the estimated fair values at June 30, 2012. The Company recorded compensation expense of $1.8 million, $1.3 million, and $0.9 during fiscal years 2012, 2011, 2010, respectively.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In fiscal years 2012, 2011 and 2010, the Company issued options for 82,500, 87,500 and 165,000 common shares at weighted average exercise prices of $13.87, $17.23 and $8.43 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. The Company recorded compensation expense of $0.3 million, $0.4 million and $0.3 million during fiscal years 2012, 2011 and 2010, respectively. The assumptions used in determining the compensation expense are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2012, 2011 and 2010, respectively; dividend yield of 2.9%, 1.2% and 2.4%, expected volatility of 34.4%, 33.4% and 25.3%; risk-free interest rate of 0.9%, 1.5% and 2.2%; and an expected life of 5, 5 and 5 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during fiscal years 2012, 2011 and 2010 was $3.11, $4.84 and $1.64, respectively. The cash proceeds from stock options exercised were $0.9 million, $0.3 million and $0.3 million, respectively, for fiscal years ended June 30, 2012, 2011 and 2010. The income tax benefit related to the exercise of stock options was $0.1 million, $0.0 million and $0.0 million for fiscal year ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012, 343,850 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2012, 2011 and 2010 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2010	1,052	$12.70	$1,168
Granted	88	17.23
Exercised	(91)	7.41
Canceled	(3)	17.30
Outstanding and exercisable at June 30, 2011	1,046	13.56	2,271
Granted	83	13.87
Exercised	(306)	12.57
Canceled	(5)	17.12
Outstanding and exercisable at June 30, 2012	818	$13.94	$4,783

The following table summarizes information for options outstanding and exercisable at June 30, 2012:

	Options Outstanding (in thousands)	Weighted Average
Range of Prices		Remaining Life (Years)	Exercise Price
$6.81 - 8.55	153	7.0	$7.67
12.35 - 13.90	254	6.1	12.86
14.40 - 16.52	214	2.8	15.49
17.23 - 20.27	197	4.1	18.52
$6.81 - 20.27	818	4.9	13.94

9.	BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total pension and retirement plan expense was $1.6 million, $1.7 million and $1.5 million in fiscal years 2012, 2011 and 2010. The amounts include $0.4 million in fiscal year 2012, $0.5 million in fiscal 2011 and $0.4 million in fiscal years 2010, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings).

Multi-employer Pension Plans

The Company contributes to three multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

• Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.
• If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be shared by the remaining participating employers.
•

If a participating employer chooses to stop participating in some of its multi-employer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the annual period ended June 30, 2012, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2011 and 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less that 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection Act Zone Status							Expiration Date of Collective Bargaining Agreement	Number of Company Employees in Plan

					Company Contributions (in thousands)
	EIN/Pension Plan Number	June 30,		Rehabilitation Plan Status				Surcharge Imposed
Pension Fund		2012	2011		2012	2011	2010

Central States Southeast and Southwest Areas Pension Fund	36-6044243	Red	Red	Implemented	$254	$249	$228	Yes	03/28/2015	18

Steelworkers Pension Trust	23-6648508	Green	Green	No	285	283	278	No	11/03/2012	175

Central Pension Fund	36-6052390	Green	Green	No	7	7	8	No	06/01/2013	3
					$546	$539	$514

The cumulative cost to exit the Company’s multi-employer plans was approximately $7.8 million, $7.2 million and $7.3 million on June 30, 2012.

Deferred Compensation Plans

The Company has unfunded deferred compensation plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. At June 30, 2012 and 2011, the deferred compensation liability was $5.6 million and $5.3 million, respectively.

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to the Company’s executive officers. For fiscal 2012, 2011 and 2010, the benefit obligation was increased by interest expense of $0.3 million, $0.2 million and $0.2 million, service costs of $0.4 million, $0.4 million and $0.3 million, and decreased by payments of $0.4 million, $0.4 million and $0.4 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2012, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds. As of June 30, 2012 and 2011, the fair market value of the assets held in the Rabbi Trust were $5.9 million and $5.5 million, respectively, and are classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as discussed in Note 1.

Under provisions of the Company’s Voluntary Deferred Compensation Plan, executive officers may defer common stock awards received as part of incentive compensation plans until retirement. Under the plan, no shares were deferred during the fiscal years ended June 30, 2012 and 2011. At June 30, 2012 and 2011, 36,867 shares with an award date value of $0.7 million and $0.5 million, respectively, had been deferred and are being held on behalf of the employees. Under the plan, no shares and 5,227 shares were distributed in fiscal years 2012 and 2011, respectively.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 430 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2012 and 2011, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $2.7 million and $1.1 million, respectively. The accumulated benefit obligation was $7.8 million and $6.2 million at fiscal years ended June 30, 2012 and 2011, respectively. The Company recorded expense of $0.0 million, $0.2 million and $0.2 million during fiscal years 2012, 2011 and 2010, respectively, related to the plan.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2012	2011
Available-for-sale securities	$334	$337
Pension and other post-retirement benefit adjustments	(1,973)	(872)
Total accumulated other comprehensive loss	$(1,639)	$(535)

11.	LITIGATION

Indiana Civil Litigation – The Company has been named as one of several defendants in a lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the June 30, 2012 financial statements. Legal and other related expenses of $2.4 million and $0.5 million have been incurred responding to this lawsuit for the fiscal year 2012 and 2011, respectively, and are included in Selling, General and Administrative expense in the Consolidated Statements of Income.

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $2.2 million, $2.7 million and $3.4 million in fiscal 2012, 2011 and 2010, respectively.

Expected future minimum commitments under operating leases as of June 30, 2012 were as follows (in thousands):

Fiscal Year Ended June 30,
2013	$1,842
2014	1,705
2015	1,372
2016	1,069
2017	931
Thereafter	3,418
$10,337

13.	FACILITY CLOSING COSTS

During the fiscal year 2011, the Company closed a manufacturing facility and recorded pre-tax charges for facility closing costs of $1.0 million. The charges represent employee separation costs of $0.6 million and other closing costs of $0.4 million and were classified as “Facility Closing Costs” in the Consolidated Statements of Income for the fiscal year ended June 30, 2011.

14.	SEGMENT REPORTING

The Company operates in one reportable segment, furniture products. Our operations involve the distribution of manufactured and imported furniture for residential and commercial markets. The Company’s furniture products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales.

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2012	2011	2010
Residential	$275,442	$258,095	$246,041
Commercial	76,647	81,331	80,425
	$352,089	$339,426	$326,466

15.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2012:
Net sales	$81,520	$85,001	$91,631	$93,936
Gross margin	18,964	20,458	22,098	23,759
Net income	2,378	2,948	3,343	4,399
Earnings per share:
Basic	$0.35	$0.44	$0.49	$0.64
Diluted	$0.34	$0.42	$0.48	$0.61

	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2011:
Net sales	$87,230	$82,821	$85,175	$84,200
Gross margin	19,606	18,825	18,207	20,664
Net income (1)	2,343	2,131	2,455	3,488
Earnings per share:
Basic	$0.35	$0.32	$0.37	$0.52
Diluted	$0.34	$0.31	$0.35	$0.50

(1)	The quarter ended September 30, 2010 includes facility closing costs after-tax of $1.0 million or $0.15 per share, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2012.

          Changes in internal control over financial reporting – During the year-ended June 30, 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

          Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2012.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information contained in the Company’s 2012 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nomination Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

          The Company has adopted a code of ethics called the Guidelines for Business Conduct that applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics is posted on our website at www.flexsteel.com.

Item 11.	Executive Compensation

          The information contained in the Company’s 2012 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information contained in the Company’s 2012 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          This information contained under the sections “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s 2012 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          Deloitte & Touche LLP was the Company’s independent registered public accounting firm in fiscal 2012. In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various audit-related services during fiscal 2012.

          The Audit and Ethics Committee pre-approves both the type of services to be provided by Deloitte & Touche LLP and the estimated fees related to these services. The Audit and Ethics Committee reviewed professional services and the possible effect on Deloitte & Touche LLP’s independence was considered. The Audit and Ethics Committee has considered and found the provision of services for non-audit services compatible with maintaining Deloitte & Touche LLP’s independence. All services provided by Deloitte & Touche LLP during fiscal 2012 were pre-approved by the Audit and Ethics Committee.

(in thousands)	2012	2011
Audit Fees (1)	$363	$358
Tax Fees (2)	—	15
	$363	$373

(1)

Professional fees and expenses for the audit of financial statements for fiscal 2012 and fiscal 2011 consisted of (i) audit of the Company’s annual consolidated financial statements; (ii) reviews of the Company’s quarterly consolidated financial statements; (iii) employee benefit plan audits; (iv) consents and other services related to Securities and Exchange Commission matters; and (v) consultations on financial accounting and reporting matters arising during the course of the audit and reviews.

(2)

Professional fees and expenses for tax services billed in fiscal 2011 consisted of tax planning and advice services totaling $15,000 and consisted of (i) tax advice related to structuring certain proposed transactions; and (ii) general tax planning matters.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

	The financial statements of the Company are set forth above in Item 8.

	(1)	Schedules

	The following financial statement schedules for the years ended June 30, 2012, 2011 and 2010 are submitted herewith:

SCHEDULE II

RESERVES

For the Years Ended June 30, 2012, 2011 and 2010

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Additions to (Deductions from) Reserves	Balance at End of Year
Allowance for Doubtful Accounts:
2012	$2,000	$(150)	$60	$1,910
2011	$2,020	$870	$(890)	$2,000
2010	$1,760	$920	$(660)	$2,020

          Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

10.1	1995 Stock Option Plan (incorporated by reference from the 1995 Flexsteel definitive proxy statement). *

10.2	1999 Stock Option Plan (incorporated by reference from the 1999 Flexsteel definitive proxy statement). *

10.3	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.4	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.5	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.6	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

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

10.13

One-Year Incentive Compensation Award for Karel K. Czanderna, dated July1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012.)*

10.14

Restricted Stock Unit Award Agreement for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012.)*

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification. Filed herewith.

31.2	Certification. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 22, 2012		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 22, 2012	/S/ Lynn J. Davis
Lynn J. Davis
Chairman of the Board of Directors

Date:	August 22, 2012	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 22, 2012	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 22, 2012	/S/ Patrick M. Crahan
Patrick M. Crahan
Director

Date:	August 22, 2012	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	August 22, 2012	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 22, 2012	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Director

Date:	August 22, 2012	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 22, 2012	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 22, 2012	/S/ James R. Richardson
James R. Richardson
Director

Date:	August 22, 2012	/S/ Nancy E. Uridil
Nancy E. Uridil
Director