Form 10-Q
period 2012-09-30
FLEXSTEEL INDUSTRIES INC
filed 2012-10-19
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-5151

FLEXSTEEL INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Incorporated in State of Minnesota	42-0442319
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Identification No.)

385 BELL STREET DUBUQUE, IOWA 52001-0877
(Address of Principal Executive Offices) (Zip Code)

(563) 556-7730
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑.     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☑.     No ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐.      No ☑.

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2012	7,006,029

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30, 2012 (UNAUDITED)	June 30, 2012
ASSETS
CURRENT ASSETS:
Cash	$6,528	$13,970
Trade receivables – less allowance for doubtful accounts:
September 30, 2012, $1,920; June 30, 2012, $1,910	35,791	33,601
Inventories	85,540	82,689
Deferred income taxes	3,920	3,750
Other	1,902	1,583
Total current assets	133,681	135,593
NON-CURRENT ASSETS:
Property, plant and equipment, net	33,241	29,867
Deferred income taxes	2,965	3,160
Other assets	13,407	13,052
TOTAL	$183,294	$181,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$12,838	$12,973
Accrued liabilities:
Payroll and related items	5,929	8,037
Insurance	4,526	4,440
Other	7,637	6,399
Total current liabilities	30,930	31,849
LONG-TERM LIABILITIES:
Deferred compensation	5,961	5,613
Other liabilities	4,484	4,768
Total liabilities	41,375	42,230

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2012, 7,006,029 shares; outstanding June 30, 2012, 6,905,534 shares	7,006	6,906
Additional paid-in capital	8,960	8,476
Retained earnings	127,520	125,699
Accumulated other comprehensive loss	(1,567)	(1,639)
Total shareholders’ equity	141,919	139,442
TOTAL	$183,294	$181,672

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2012	2011
NET SALES	$91,237	$81,520
COST OF GOODS SOLD	(70,136)	(62,556)
GROSS MARGIN	21,101	18,964
SELLING, GENERAL AND ADMINISTRATIVE	(16,710)	(15,331)
OPERATING INCOME	4,391	3,633
INTEREST AND OTHER INCOME	161	125
INCOME BEFORE INCOME TAXES	4,552	3,758
INCOME TAX PROVISION	(1,680)	(1,380)
NET INCOME	$2,872	$2,378

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	6,938	6,727
Diluted	7,241	6,969

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.41	$0.35
Diluted	$0.40	$0.34

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Amounts in thousands)

	Three Months Ended September 30,
	2012	2011
NET INCOME	$2,872	$2,378

UNREALIZED GAINS (LOSSES) ON SECURITIES	115	(466)
INCOME TAX (EXPENSE) BENEFIT RELATED TO SECURITIES GAINS (LOSSES)	(44)	177
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	71	(289)

COMPREHENSIVE INCOME	$2,943	$2,089

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$2,872	$2,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	792	690
Provision for losses on accounts receivable	30	(70)
Deferred income taxes	(19)	(33)
Stock-based compensation expense	312	118
Gain on disposition of capital assets	(1)	(3)
Changes in operating assets and liabilities:
Trade receivables	(2,221)	(617)
Inventories	(2,851)	(4,698)
Other current assets	(320)	209
Other assets	(81)	17
Accounts payable – trade	(1,295)	(54)
Accrued liabilities	(799)	(445)
Other long-term liabilities	(284)	(565)
Deferred compensation	348	119
Net cash used in operating activities	(3,517)	(2,954)

INVESTING ACTIVITIES:
Proceeds from sales of investments	59	227
Purchases of investments	(217)	(82)
Proceeds from sale of capital assets	1	3
Capital expenditures	(3,005)	(580)
Net cash used in investing activities	(3,162)	(432)

FINANCING ACTIVITIES:
Dividends paid	(1,036)	(503)
Proceeds from issuance of common stock	273	86
Net cash used in financing activities	(763)	(417)

Decrease in cash	(7,442)	(3,803)
Cash at beginning of period	13,970	17,889
Cash at end of period	$6,528	$14,086

SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for: (Amounts in thousands)

	Three Months Ended September 30,
	2012	2011
Cash paid for:
Income taxes paid, net	$773	$95
Non-cash transactions:
Capital expenditures included in current liabilities	1,549	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.8 million and $1.7 million higher at September 30, 2012 and June 30, 2012, if they had been valued on the FIFO method. At September 30, 2012 and June 30, 2012 the total value of LIFO inventory was $2.9 million. A comparison of inventories is as follows:

(in thousands)	September 30, 2012	June 30, 2012
Raw materials	$9,686	$10,410
Work in process and finished parts	5,606	5,288
Finished goods	70,248	66,991
Total	$85,540	$82,689

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $5.0 million of letters of credit availability. This credit agreement expires June 30, 2013. No amounts were outstanding at September 30, 2012 and June 30, 2012 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $2.5 million. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends, divided by interest expense. In addition, the Company must maintain working capital of $60 million. At September 30, 2012, the Company was in compliance with all of the financial covenants contained in the credit agreement.

4.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of September 30, 2012, 122,921 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2010 and ending on June 30, 2013, beginning July 1, 2011 and ending on June 30, 2014, and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of September 30, 2012 and June 30, 2012, the Company has recorded cash awards payable of $0.6 million and $1.1 million within current liabilities and $0.3 million and $0.7 million within long-term liabilities, respectively. At September 30, 2012 and September 30, 2011, the Company has recorded expense of $0.4 million and $0.3 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.2 million (2011-2013), $1.1 million (2012-2014) and $1.0 million (2013-2015) based on the estimated fair values at September 30, 2012.

(2)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At September 30, 2012, 321,300 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of September 30, 2012, June 30, 2012 and 2011 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2011	1,046	$13.56	$2,271
Granted	83	13.87
Exercised	(306)	12.57
Canceled	(5)	17.12
Outstanding and exercisable at June 30, 2012	818	13.94	4,783
Granted	25	20.50
Exercised	(17)	16.64
Canceled	(3)	16.47
Outstanding and exercisable at September 30, 2012	823	$14.08	$5,450

The following table summarizes information for options outstanding and exercisable at September 30, 2012:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 8.55	153	6.7	$7.67
12.35 – 13.90	252	5.8	12.85
14.40 – 16.49	203	2.5	15.50
17.23 – 20.50	215	4.6	18.73
$6.81 – 20.50	823	4.9	$14.08

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	September 30, 2012	June 30, 2012
Gross unrecognized tax benefits	$1,050	$1,000
Accrued interest and penalties	415	365
Gross liabilities related to unrecognized tax benefits	$1,465	$1,365

Deferred tax assets	$385	$350

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	September 30, 2012	June 30, 2012
Balance at July 1	$1,000	$970
Additions based on tax positions related to current year	55	207
Additions for tax positions of prior years	$25	$—
Reductions for tax positions of prior years	(30)	(177)
Ending Balance	$1,050	$1,000

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

Basic earnings per share (EPS) of common stock is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal period were the end of the contingency period.

In computing EPS for the quarters ended September 30, 2012 and 2011, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	September 30,
(in thousands)	2012	2011

Basic shares	6,938	6,727

Potential common shares:
Stock options	272	157
Long-term incentive plan	31	85
	303	242

Diluted shares	7,241	6,969

Anti-dilutive shares	—	424

7.	LITIGATION

Indiana Civil Litigation – The Company has been named as one of several defendants in a lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the September 30, 2012 financial statements. Legal and other related expenses of $0.6 million and $0.5 million have been incurred responding to this lawsuit for the quarters ended September 30, 2012 and 2011, respectively, and are included in Selling, General and Administrative expense in the Consolidated Statements of Income.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2012 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2012 and 2011. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	(76.9)	(76.7)
Gross margin	23.1	23.3
Selling, general and administrative	(18.3)	(18.8)
Operating income	4.8	4.5
Other income	0.2	0.1
Income before income taxes	5.0	4.6
Income tax expense	(1.8)	(1.7)
Net income	3.2%	2.9%

The following table compares net sales in total and by area of application for the quarter ended September 30, 2012 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended September 30,		$ Change (in thousands)
Area of Application	2012	2011		% Change
Residential	$72,330	$62,522	$9,808	15.7%
Commercial	18,907	18,998	(91)	(0.5)%
Total	$91,237	$81,520	$9,717	11.9%

Results of Operations for the Quarter Ended September 30, 2012 vs. 2011

Net sales for the quarter ended September 30, 2012 were $91.2 million, an 11.9% increase compared to $81.5 million in the prior year quarter. Residential net sales were $72.3 million in the current quarter, an increase of 15.7% from the prior year quarter of $62.5 million. Commercial net sales were approximately $19.0 million in the current and prior year quarters.

Gross margin for the three months ended September 30, 2012 was 23.1% compared to 23.3% in the prior year three-month period ended September 31, 2011.

Selling, general and administrative expenses were $16.7 million or 18.3% of net sales, compared to $15.3 million or 18.8% of net sales in the prior year quarter ended September 30, 2011.

Operating income for the first quarter ended September 30, 2012 was $4.4 million compared to operating income of $3.6 million.

The effective income tax expense rate for the current three-month period was 36.9% compared to an income tax expense rate of 36.7% in the prior year three-month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the three months ended September 30, 2012 of $2.9 million or $0.40 per share compared to $2.4 million or $0.34 per share for the prior year quarter.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2012 was $102.8 million compared to $103.7 million at June 30, 2012. Changes in working capital from June 30, 2012 to September 30, 2012 include a reduction in cash of $7.4 million offset by increases in inventory of $2.9 million and accounts receivable of $2.2 million, and a reduction in current liabilities of $0.9 million. The higher inventory levels are to support the increases in residential sales volume and expanded product offerings. The accounts receivable increase is primarily due to the timing of collections.

The Company’s main source of liquidity is cash and cash flows from operations. As of September 30, 2012 and June 30, 2012, the Company had cash totaling $6.5 million and $14.0 million, respectively. The Company has borrowing availability under a credit agreement of up to $12.5 million.

Cash decreased by $7.4 million during the first fiscal quarter of 2013 with net cash used in operating activities of $3.5 million, capital expenditures of $3.0 million and payment of dividends of $1.0 million. Net cash used in operating activities of $3.0 million during the first quarter ended September 30, 2011 was primarily related to increases in inventories of $4.7 million partially offset by changes in other operating assets and liabilities. Depreciation expense was $0.8 million and $0.7 million for the first quarters ended September 30, 2012 and 2011, respectively.

Net cash used in investing activities was $3.2 million during the three-month period ended September 30, 2012 compared to cash used in investing activities of $0.4 million for the same prior year period. Capital expenditures were $3.0 million during the quarter-ended September 30, 2012.

Net cash used in financing activities was $0.8 million for the quarter-ended September 30, 2012, primarily due to the payment of dividends of $1.0 million, compared to $0.4 million in the quarter-ended September 30, 2011.

The Company expects that capital expenditures will be approximately $3.0 million for the remainder of fiscal year 2013. Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2013. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Outlook

The Company believes that moderate top line growth will continue through the end of calendar year 2012. Residential growth will continue with existing customers and products, and through expanding our product portfolio and customer base. The Company expects current order trends for commercial products to continue for the remainder of the calendar year. The Company is confident in its ability to take advantage of market opportunities as they present themselves. However, our optimism is guarded due to the uncertainty that the upcoming elections and economic factors have on the consumers’ confidence and willingness to buy.

The Company remains committed to its core strategies, which include offering a wide range of quality products and price points to the residential and commercial markets, combined with a conservative approach to business. We will maintain our focus on a strong balance sheet and profitable growth. We believe these core strategies are in the best interest of our shareholders.

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

Foreign Currency Risk – During the three months ended September 30, 2012 and 2011, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at September 30, 2012.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2012.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2012, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A.    Risk Factors

          There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 6.    Exhibits

31.1	Certification

31.2	Certification

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	October 19, 2012	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)