Form 10-Q
period 2012-12-31
FLEXSTEEL INDUSTRIES INC
filed 2013-02-08
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.    No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2012	7,077,547

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2012	June 30,
	(UNAUDITED)	2012
ASSETS
CURRENT ASSETS:
Cash	$8,149	$13,970
Trade receivables – less allowance for doubtful accounts: December 31, 2012, $1,980; June 30, 2012, $1,910	34,084	33,601
Inventories	87,731	82,689
Deferred income taxes	4,060	3,750
Other	3,176	1,583
Total current assets	137,200	135,593
NON-CURRENT ASSETS:
Property, plant and equipment, net	32,624	29,867
Deferred income taxes	3,195	3,160
Other assets	12,758	13,052
TOTAL	$185,777	$181,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$13,826	$12,973
Accrued liabilities:
Payroll and related items	6,053	8,037
Insurance	4,451	4,440
Other	7,070	6,399
Total current liabilities	31,400	31,849
LONG-TERM LIABILITIES:
Deferred compensation	5,012	5,613
Other liabilities	4,568	4,768
Total liabilities	40,980	42,230
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2012, 7,077,547 shares; outstanding June 30, 2012, 6,905,534 shares	7,077	6,906
Additional paid-in capital	9,965	8,476
Retained earnings	129,380	125,699
Accumulated other comprehensive loss	(1,625)	(1,639)
Total shareholders’ equity	144,797	139,442
TOTAL	$185,777	$181,672

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
NET SALES	$94,590	$85,001	$185,827	$166,522
COST OF GOODS SOLD	(71,843)	(64,543)	(141,979)	(127,100)
GROSS MARGIN	22,747	20,458	43,848	39,422
SELLING, GENERAL AND ADMINISTRATIVE	(18,150)	(15,765)	(34,860)	(31,096)
OPERATING INCOME	4,597	4,693	8,988	8,326
OTHER INCOME	65	45	225	170
INCOME BEFORE INCOME TAXES	4,662	4,738	9,213	8,496
PROVISION FOR INCOME TAXES	(1,740)	(1,790)	(3,420)	(3,170)
NET INCOME	$2,922	$2,948	$5,793	$5,326

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,030	6,763	6,984	6,745
Diluted	7,275	6,967	7,245	6,968

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.42	$0.44	$0.83	$0.79
Diluted	$0.40	$0.42	$0.80	$0.76

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.30	$0.20

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
NET INCOME	$2,922	$2,948	$5,793	$5,326

UNREALIZED (LOSSES) GAINS ON SECURITIES	(94)	259	21	(207)
INCOME TAX BENEFIT (EXPENSE) RELATED TO SECURITIES (LOSSES) GAINS	36	(98)	(8)	79
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(58)	161	13	(128)

COMPREHENSIVE INCOME	$2,864	$3,109	$5,806	$5,198

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$5,793	$5,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,772	1,404
Provision for losses on accounts receivable	88	(180)
Deferred income taxes	(353)	(71)
Stock-based compensation expense	860	493
Gain on disposition of capital assets	(3)	(16)
Changes in operating assets and liabilities:
Trade receivables	(572)	(425)
Inventories	(5,042)	(5,332)
Other current assets	(552)	(142)
Other assets	(101)	10
Accounts payable – trade	1,242	1,593
Accrued liabilities	(1,306)	(219)
Other long-term liabilities	(200)	(476)
Deferred compensation	439	41
Net cash provided by operating activities	2,065	2,006

INVESTING ACTIVITIES:
Proceeds from sales of investments	114	286
Purchases of investments	(737)	(576)
Proceeds from sale of capital assets	3	16
Capital expenditures	(4,918)	(2,676)
Net cash used in investing activities	(5,538)	(2,950)

FINANCING ACTIVITIES:
Dividends paid	(3,148)	(1,180)
Proceeds from issuance of common stock	800	106
Net cash used in financing activities	(2,348)	(1,074)

Decrease in cash	(5,821)	(2,018)
Cash at beginning of period	13,970	17,889
Cash at end of period	$8,149	$15,871

SUPPLEMENTAL CASH FLOW INFORMATION

(Amounts in thousands)

	Six Months Ended December 31,
	2012	2011
Cash paid for:
Income taxes paid, net	$3,560	$2,390
Non-cash transactions:
Capital expenditures included in current liabilities	—	702

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2012

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six month periods ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.7 million higher at December 31, 2012 and June 30, 2012, if they had been valued on the FIFO method. At December 31, 2012 and June 30, 2012, the total value of LIFO inventory was $2.5 million and $2.9 million, respectively. A comparison of inventories is as follows:

(in thousands)	December 31, 2012	June 30, 2012
Raw materials	$9,641	$10,410
Work in process and finished parts	5,248	5,288
Finished goods	72,842	66,991
Total	$87,731	$82,689

3.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1% including $5.0 million of letters of credit availability. This credit agreement expires June 30, 2013. No amounts were outstanding at December 31, 2012 and June 30, 2012 under the working capital facility. The Company is contingently liable to insurance carriers under its comprehensive general, product, and vehicle liability policies, as well as some workers’ compensation, and has provided letters of credit in the amount of $2.3 million. The credit agreement contains financial covenants. The primary covenant is an interest coverage ratio of 3.0 to 1.0. The ratio is computed as net income plus interest expense and stock-based compensation expense less dividends, divided by interest expense. In addition, the Company must maintain working capital of $60 million. At December 31, 2012, the Company was in compliance with all of the financial covenants contained in the credit agreement.

4.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of December 31, 2012, 143,307 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2010 and ending on June 30, 2013, beginning July 1, 2011 and ending on June 30, 2014, and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2012 and June 30, 2012, the Company has recorded cash awards payable of $0.5 million and $1.1 million within current liabilities and $0.3 million and $0.7 million within long-term liabilities, respectively. During the quarters ended December 31, 2012 and 2011, the Company recorded expense of $0.3 million and $0.1 million, respectively. For the six month periods ended December 31, 2012 and 2011, the Company recorded expense of $0.7 million and $0.4 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.2 million (2011-2013), $1.1 million (2012-2014) and $1.0 million (2013-2015) based on the estimated fair values at December 31, 2012.

(2)	Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At December 31, 2012, 269,500 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt. During the quarters ended December 31, 2012 and 2011, the Company recorded expense of $0.3 million and $0.3 million, respectively. For the six month periods ended December 31, 2012 and 2011, the Company recorded expense of $0.4 million and $0.3 million, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2012, June 30, 2012 and 2011 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2011	1,046	$13.56	$2,271
Granted	83	13.87
Exercised	(306)	12.57
Canceled	(5)	17.12
Outstanding and exercisable at June 30, 2012	818	13.94	4,783
Granted	79	19.99
Exercised	(82)	13.20
Canceled	(10)	16.09
Outstanding and exercisable at December 31, 2012	805	$14.59	5,524
5

The following table summarizes information for options outstanding and exercisable at December 31, 2012:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$ 6.81 – 8.55	135	6.4	$7.62
12.35 – 13.90	226	5.6	12.86
14.40 – 17.23	250	4.1	16.02
19.21 – 20.50	194	4.5	19.60
$ 6.81 – 20.50	805	5.0	$14.59

5.	INCOME TAXES

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	December 31, 2012	June 30, 2012
Gross unrecognized tax benefits	$1,100	$1,000
Accrued interest and penalties	445	365
Gross liabilities related to unrecognized tax benefits	$1,545	$1,365

Deferred tax assets	$405	$350

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2012	June 30, 2012
Balance at July 1	$1,000	$970
Additions based on tax positions related to current year	135	207
Additions for tax positions of prior years	$20	$—
Reductions for tax positions of prior years	(55)	(177)
Ending Balance	$1,100	$1,000

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

In computing EPS for the three and six months ended December, 2012 and 2011, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2012	2011	2012	2011

Basic shares	7,030	6,763	6,984	6,745

Potential common shares:
Stock options	219	129	233	143
Long-term incentive plan	26	75	28	80
	245	204	261	223

Diluted shares	7,275	6,967	7,245	6,968

Anti-dilutive shares	38	624	—	559

7.	LITIGATION

Indiana Civil Litigation – The Company has been named as one of several defendants in a lawsuit related to groundwater contamination. The lawsuit alleges that the contamination source is a property once owned by the Company. The Company does not believe that it caused or contributed to the contamination. Plaintiffs have not identified a dollar amount of their alleged damages and the status of insurance coverage has not been determined. We are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the December 31, 2012 financial statements. During the three and six months ended December 31, 2012, legal and other related expenses of $0.4 million and $1.0 million, respectively, have been incurred responding to this lawsuit and are included in Selling, General and Administrative expense in the Consolidated Statements of Income. Corresponding amounts in the three and six months ended December 31, 2011 were $0.6 million and $1.1 million, respectively.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2012 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2012 and 2011. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(76.0)	(75.9)	(76.4)	(76.3)
Gross margin	24.0	24.1	23.6	23.7
Selling, general and administrative	(19.2)	(18.6)	(18.8)	(18.7)
Operating income	4.8	5.5	4.8	5.0
Other income	0.1	0.1	0.1	0.1
Income before income taxes	4.9	5.6	4.9	5.1
Income tax expense	(1.8)	(2.1)	(1.8)	(1.9)
Net income	3.1%	3.5%	3.1%	3.2%

Results of Operations for the Quarter Ended December 31, 2012 vs. 2011

The following table compares net sales in total and by area of application for the quarter ended December 31, 2012 to the prior year quarter.

	Net Sales (in thousands) Quarter Ended December 31,		$ Change
Area of Application	2012	2011	(in thousands)	% Change
Residential	$76,617	$66,968	$9,649	14.4%
Commercial	17,973	18,033	(60)	(0.3)%
Total	$94,590	$85,001	$9,589	11.3%

Net sales for the quarter ended December 31, 2012 were $94.6 million, an 11.3% increase over the prior year quarter net sales of $85.0 million. Residential net sales were $76.6 million in the current quarter, an increase of 14.4% from the prior year quarter of $67.0 million. Commercial net sales were approximately $18.0 million in the current and prior year quarters.

Gross margin for the quarter ended December 31, 2012 was 24.0% compared to 24.1% in the prior year quarter.

Selling, general and administrative (SG&A) expenses for the quarter ended December 31, 2012 were $18.1 million or 19.2% of net sales compared to $15.8 million or 18.6% of net sales for the quarter ended December 31, 2011. SG&A expenses for the quarter ended December 31, 2012 include $0.7 million, or $0.06 per share, for employment inducement costs.

Operating income for the current quarter was $4.6 million compared to operating income of $4.7 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 37.3% compared to an income tax expense rate of 37.8% in the prior year fiscal quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in current quarter net income of $2.9 million or $0.40 per share, compared to net income of $2.9 million or $0.42 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2012 vs. 2011

The following table compares net sales in total and by area of application for the six months ended December 31, 2012 to the prior year six month period.

	Net Sales (in thousands) Six Months Ended December 31,		$ Change
Area of Application	2012	2011	(in thousands)	% Change
Residential	$148,947	$129,491	$19,456	15.0%
Commercial	36,880	37,031	(151)	(0.4)%
Total	$185,827	$166,522	$19,305	11.6%

Net sales for the six months ended December 31, 2012 were $185.8 million, an 11.6% increase, compared to the prior six- month period of $166.5 million. Residential net sales were $148.9 million in the current six-month period, an increase of 15.0% from the prior year six-month period of $129.5 million. Commercial net sales were approximately $37.0 million in the current and prior year six-month periods.

Gross margin for the six months ended December 31, 2012 was 23.6% compared to 23.7% in the prior year six month period.

Selling, general and administrative expenses were $34.9 million or 18.8% of net sales compared to $31.1 million or 18.7% of net sales in the prior year six-month period. SG&A expenses for the six-month period ended December 31, 2012 include $0.7 million, or $0.06 per share, for employment inducement costs.

Operating income for the current six month period was $9.0 million compared to operating income of $8.3 million in the prior year six month period reflecting the aforementioned factors.

The effective income tax expense rate for the current six month period was 37.1% compared to an income tax expense rate of 37.3% in the prior year six month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the current six month period of $5.8 million or $0.80 per share, compared to net income of $5.3 million or $0.76 per share in the prior year six month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Net cash provided by operating activities was $2.1 million during the six months ended December 31, 2012. Working capital (current assets less current liabilities) at December 31, 2012 was $105.8 million compared to $103.7 million at June 30, 2012. Changes in working capital from June 30, 2012 to December 31, 2012 include a reduction in cash of $5.8 million offset by increases in inventory of $5.0 million, other current assets of $1.9 million and accounts receivable of $0.5 million, and a reduction in current liabilities of $0.4 million. The higher inventory levels support the increases in residential sales volume and expanded product offerings. Depreciation expense was $1.8 million and $1.4 million in the six-month periods ended December 31, 2012 and 2011.

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

Investing Activities:

Net cash used in investing activities was $5.5 million during the six-month period ended December 31, 2012. During the first six months of fiscal year 2013 capital expenditures were $4.9 million, including $2.5 million for the Company’s headquarters building and the remaining amount primarily for manufacturing and delivery equipment. The Company expects that capital expenditures will be approximately $1.0 million for the remainder of the 2013 fiscal year.

Financing Activities:

Net cash used in financing activities was $2.3 million during the six-month period ended December 31, 2012. During the six-month period ended December 31, 2012, the Company paid three dividends to shareholders at $0.15 per share totaling $3.1 million. The dividends paid during the six-month period were partially offset by cash received from the exercise of stock options of approximately $0.8 million.

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

Outlook

The Company believes that moderate top line growth will continue through the end of fiscal year 2013. Residential growth will continue with existing customers and products, and through expanding our product portfolio and customer base. The Company expects current order trends for commercial products to continue for the remainder of the fiscal year. The Company is confident in its ability to take advantage of market opportunities. However, our optimism is tempered due to economic uncertainty and its impact on the consumers’ confidence and willingness to buy.

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

Foreign Currency Risk – During the three and six months ended December 31, 2012 and 2011, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at December 31, 2012.

Tariffs – The Company has exposure to actions by governments, including tariffs. Tariffs are a possibility on any imported or exported products.

Inflation – Increased operating costs are reflected in product or services pricing with any limitations on price increases determined by the marketplace. Inflation or other pricing pressures could impact material costs, labor costs and interest rates which are important components of costs for the Company and could have an adverse effect on our profitability, especially where increases in these costs exceed price increases on finished products.

Item 4.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2012.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2012, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date: February 8, 2013	By:	/S/ Timothy E. Hall
Timothy E. Hall Chief Financial Officer (Principal Financial & Accounting Officer)

