Form 10-Q
period 2013-03-31
FLEXSTEEL INDUSTRIES INC
filed 2013-04-18
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.   No ☑.

Common Stock - $1.00 Par Value

Shares Outstanding as of March 31, 2013	7,102,395

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31,
	2013	June 30,
	(UNAUDITED)	2012
ASSETS
CURRENT ASSETS:
Cash	$11,737	$13,970
Trade receivables – less allowance for doubtful accounts: March 31, 2013, $1,920; June 30, 2012, $1,910	36,997	33,601
Inventories	86,031	82,689
Deferred income taxes	4,820	3,750
Other	4,451	1,583
Total current assets	144,036	135,593
NON-CURRENT ASSETS:
Property, plant and equipment, net	32,399	29,867
Deferred income taxes	2,055	3,160
Other assets	12,096	13,052
TOTAL	$190,586	$181,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$14,064	$12,973
Accrued liabilities:
Payroll and related items	7,689	8,037
Insurance	4,824	4,440
Other	7,599	6,399
Total current liabilities	34,176	31,849
LONG-TERM LIABILITIES:
Supplemental retirement plans	4,221	5,613
Other liabilities	4,678	4,768
Total liabilities	43,075	42,230

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2013, 7,102,395 shares; outstanding June 30, 2012, 6,905,534 shares	7,102	6,906
Additional paid-in capital	10,446	8,476
Retained earnings	131,433	125,699
Accumulated other comprehensive loss	(1,470)	(1,639)
Total shareholders’ equity	147,511	139,442
TOTAL	$190,586	$181,672

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
NET SALES	$98,351	$91,631	$284,178	$258,153
COST OF GOODS SOLD	(75,512)	(69,533)	(217,491)	(196,633)
GROSS MARGIN	22,839	22,098	66,687	61,520
SELLING, GENERAL AND ADMINISTRATIVE	(17,971)	(16,975)	(52,831)	(48,071)
OPERATING INCOME	4,868	5,123	13,856	13,449
OTHER INCOME	140	140	365	310
INCOME BEFORE INCOME TAXES	5,008	5,263	14,221	13,759
PROVISION FOR INCOME TAXES	(1,890)	(1,920)	(5,310)	(5,090)
NET INCOME	$3,118	$3,343	$8,911	$8,669

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,090	6,777	7,019	6,756
Diluted	7,408	7,017	7,297	6,970

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.44	$0.49	$1.27	$1.28
Diluted	$0.42	$0.48	$1.22	$1.24

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$0.45	$0.30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
NET INCOME	$3,118	$3,343	$8,911	$8,669

UNREALIZED GAINS ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	250	334	271	127
INCOME TAX EXPENSE RELATED TO SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS GAINS	(95)	(127)	(103)	(48)
OTHER COMPREHENSIVE INCOME, NET OF TAX	155	207	168	79

COMPREHENSIVE INCOME	$3,273	$3,550	$9,079	$8,748

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES:
Net income	$8,911	$8,669
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,792	2,113
Provision for losses on accounts receivable	120	(180)
Deferred income taxes	(68)	(328)
Stock-based compensation expense	1,119	767
Gain on disposition of capital assets	(20)	(32)
Changes in operating assets and liabilities:
Trade receivables	(3,516)	(2,205)
Inventories	(3,343)	(1,799)
Other current assets	(908)	(102)
Other assets	(53)	17
Accounts payable – trade	1,419	(578)
Accrued liabilities	(754)	2,292
Other long-term liabilities	(90)	(217)
Deferred compensation	569	203
Net cash provided by operating activities	6,178	8,620

INVESTING ACTIVITIES:
Proceeds from sales of investments	166	346
Purchases of investments	(844)	(690)
Proceeds from sale of capital assets	20	32
Capital expenditures	(5,652)	(5,255)
Net cash used in investing activities	(6,310)	(5,567)

FINANCING ACTIVITIES:
Dividends paid	(3,148)	(1,856)
Proceeds from issuance of common stock	1,047	187
Net cash used in financing activities	(2,101)	(1,669)

(Decrease) increase in cash	(2,233)	1,384
Cash at beginning of period	13,970	17,889
Cash at end of period	$11,737	$19,273

SUPPLEMENTAL CASH FLOW INFORMATION

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2013	2012
Cash paid for:
Income taxes paid, net	$6,120	$3,980
Non-cash transactions:
Capital expenditures included in current liabilities	60	1,200

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2013

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or market. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.4 million and $1.7 million higher at March 31, 2013 and June 30, 2012, respectively, if they had been valued on the FIFO method. At March 31, 2013 and June 30, 2012, the total value of LIFO inventory was $3.1 million and $2.9 million, respectively. A comparison of inventories is as follows:

(in thousands)	March 31, 2013	June 30, 2012
Raw materials	$10,119	$10,410
Work in process and finished parts	5,834	5,288
Finished goods	70,078	66,991
Total	$86,031	$82,689

3.	FAIR VALUE MEASUREMENTS

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

3.	FAIR VALUE MEASUREMENTS (CONTINUED)

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of March 31, 2013, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of March 31, 2013, the Supplemental Plan Assets were $6.9 million and $2.0 million of the Supplemental Plan assets are classified as “Other Current Assets” and $4.9 million as “Other Assets” in the Consolidated Balance Sheets. As of June 30, 2012, the Supplemental Plan assets were $5.9 million and are classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	BORROWINGS AND CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1%, including up to $5.0 million of letters of credit. Letters of credit outstanding at March 31, 2013 totaled $2.3 million, leaving borrowing availability of $12.7 million. The Company did not borrow any amounts under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires June 30, 2013. At March 31, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, and where its routine banking transactions are processed. No amount was outstanding on the line of credit at March 31, 2013. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $6.9 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

5.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)           Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of March 31, 2013, 148,213 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2010 and ending on June 30, 2013, beginning July 1, 2011 and ending on June 30, 2014, and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of March 31, 2013 and June 30, 2012, the Company has recorded cash awards payable of $0.5 million and $1.1 million within current liabilities and $0.4 million and $0.7 million within long-term liabilities, respectively. During the quarters ended March 31, 2013 and 2012, the Company recorded expense of $0.4 million and $0.7 million, respectively. For the nine month periods ended March 31, 2013 and 2012, the Company recorded expense of $1.1 million and $1.1 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.0 million (2011-2013), $1.0 million (2012-2014) and $1.1 million (2013-2015) based on the estimated fair values at March 31, 2013.

(2)           Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

At March 31, 2013, 259,500 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt. During the quarter ended March 31, 2013, the Company recorded stock-based compensation expense for the issuance of stock options of $0.1 million. No expense was recorded in the prior year quarter. For the nine-month periods ended March 31, 2013 and 2012, the Company recorded stock-based compensation expense for the issuance of stock options of $0.5 million and $0.3 million, respectively.

A summary of the status of the Company’s stock option plans as of March 31, 2013, June 30, 2012 and 2011 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2011	1,046	$13.56	$2,271
Granted	83	13.87
Exercised	(306)	12.57
Canceled	(5)	17.12
Outstanding and exercisable at June 30, 2012	818	13.94	4,783
Granted	89	20.31
Exercised	(105)	13.38
Canceled	(10)	16.09
Outstanding and exercisable at March 31, 2013	792	$14.71	7,944

The following table summarizes information for options outstanding and exercisable at March 31, 2013:

		Weighted Average
Range of Prices	Options Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$ 6.81 – 8.55	129	6.2	$7.62
12.35 – 13.90	221	5.4	12.87
14.40 – 17.23	245	3.8	16.02
19.21 – 22.82	197	4.6	19.77
$6.81 – 22.82	792	4.8	$14.71

6.	INCOME TAXES

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

6.	INCOME TAXES (CONTINUED)

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	March 31, 2013	June 30, 2012
Gross unrecognized tax benefits	$1,090	$1,000
Accrued interest and penalties	455	365
Gross liabilities related to unrecognized tax benefits	$1,545	$1,365

Deferred tax assets	$405	$350

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	March 31, 2013	June 30, 2012
Balance at July 1	$1,000	$970
Additions based on tax positions related to current year	150	207
Additions for tax positions of prior years	$20	$—
Reductions for tax positions of prior years	(80)	(177)
Ending Balance	$1,090	$1,000

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

7.	EARNINGS PER SHARE

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

In computing EPS for the three and nine months ended March 31, 2013 and 2012, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2013	2012	2013	2012

Basic shares	7,090	6,777	7,019	6,756

Potential common shares:
Stock options	293	165	250	136
Long-term incentive plan	25	75	28	78
	318	240	278	214

Diluted shares	7,408	7,017	7,297	6,970

Anti-dilutive shares	—	420	10	420

8.	LITIGATION

Indiana Civil Litigation – A Complaint for Damages and Injunctive Relief and Request for Jury Trial was filed on March 3, 2011 in Elkhart, Indiana Superior Court by Leo VanNorman, et al, plaintiffs vs. Flexsteel Industries, Inc., et al, defendants. The complaint alleges that the source of groundwater contamination underneath plaintiffs’ current or former residences is two adjacent properties, in Elkhart, Indiana, once owned by the Company. A subsequent Complaint for Damages under RICO and RPTL, and Injunctive Relief under RCRA, titled Dennis and Darlene Knoll, et al, vs. Flexsteel Industries, Inc., et al, was filed on May 5, 2012 in United States District Court Northern District of Indiana South Bend Division by a subgroup of the state court plaintiffs, as well as the current owner of one of the properties once owned by the Company. Relief sought in these complaints includes payment to Plaintiffs for their damages and attorneys’ fees and costs, payment to remove the contamination, payment for medical monitoring, and punitive damages. Based on policy language and jurisdiction, insurance coverage is in question. The Company does not believe that it caused or contributed to the contamination.

Plaintiffs have not identified a dollar amount of their alleged damages. Therefore, we are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the March 31, 2013 financial statements. During the three and nine months ended March 31, 2013, legal and other related expenses of $0.6 million and $1.7 million, respectively, have been incurred responding to the state and federal lawsuits, as well as in pursuing insurance coverage. These costs are included in Selling, General and Administrative expense in the Consolidated Statements of Income. Corresponding amounts in the three and nine months ended March 31, 2012 were $0.8 million and $1.9 million, respectively.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2013 and 2012. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(76.8)	(75.9)	(76.5)	(76.2)
Gross margin	23.2	24.1	23.5	23.8
Selling, general and administrative	(18.3)	(18.5)	(18.6)	(18.6)
Operating income	4.9	5.6	4.9	5.2
Other income	0.1	0.1	0.1	0.1
Income before income taxes	5.0	5.7	5.0	5.3
Income tax expense	(1.8)	(2.1)	(1.9)	(1.9)
Net income	3.2%	3.6%	3.1%	3.4%

Results of Operations for the Quarter Ended March 31, 2013 vs. 2012

The following table compares net sales in total and by area of application for the quarter ended March 31, 2013 to the prior year quarter.

	Net Sales (in thousands)
	Quarter Ended March 31,		$ Change
Area of Application	2013	2012	(in thousands)	% Change
Residential	$79,917	$71,183	$8,734	12.3%
Commercial	18,434	20,448	(2,014)	(9.9)%
Total	$98,351	$91,631	$6,720	7.3%

Net sales for the quarter ended March 31 2013 were $98.4 million, a 7.3% increase over the prior year quarter net sales of $91.6 million. Residential net sales were $79.9 million in the current quarter, an increase of 12.3% from the prior year quarter of $71.2 million. The net sales increase was primarily due to improved demand for upholstered products. Commercial net sales were approximately $18.4 million in the current year quarter compared to $20.4 million in the prior year quarter.

Gross margin for the quarter ended March 31, 2013 was 23.2% compared to 24.1% in the prior year quarter. The percentage change in gross margin is primarily due to changes in product and customer mix, and to a lesser extent freight, raw material and finished product cost increases. The Company adjusts its selling prices to reflect market conditions and cost changes.

Selling, general and administrative (SG&A) expenses for the quarter ended March 31, 2013 were $18.0 million or 18.3% of net sales compared to $17.0 million or 18.5% of net sales for the quarter ended March 31, 2012. SG&A expenses for the quarter ended March 31, 2013 include $0.3 million, or $0.03 per share, for employment inducement costs.

Operating income for the current quarter was $4.9 million compared to operating income of $5.1 million in the prior year quarter reflecting the aforementioned factors.

The effective income tax expense rate for the current fiscal quarter was 37.7% compared to an income tax expense rate of 36.5% in the prior year fiscal quarter. The change in effective tax rate is primarily due to a lower benefit of the Domestic Manufacturing Deduction under Internal Revenue Code Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing and stock option exercises.

The above factors resulted in current quarter net income of $3.1 million or $0.42 per share, compared to net income of $3.3 million or $0.48 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2013 vs. 2012

The following table compares net sales in total and by area of application for the nine months ended March 31, 2013 to the prior year nine month period.

	Net Sales (in thousands)
	Nine Months Ended March 31,		$ Change
Area of Application	2013	2012	(in thousands)	% Change
Residential	$228,864	$200,674	$28,190	14.0%
Commercial	55,314	57,479	(2,165)	(3.8)%
Total	$284,178	$258,153	$26,025	10.1%

Net sales for the nine months ended March 31, 2013 were $284.2 million, a 10.1% increase, compared to the prior nine- month period of $258.2 million. Residential net sales were $228.9 million in the current nine-month period, an increase of 14.0% from the prior year nine-month period of $200.7 million. The net sales increase of $28.2 million was primarily due to improved demand for upholstered products. Commercial net sales were approximately $55.3 million in the current nine-month period compared to $57.5 million in the prior year nine-month period.

Gross margin for the nine months ended March 31, 2013 was 23.5% compared to 23.8% in the prior year nine month period.

SG&A expenses were $52.8 million or 18.6% of net sales compared to $48.1 million or 18.6% of net sales in the prior year nine-month period. SG&A expenses for the nine-month period ended March 31, 2013 include $1.0 million, or $0.09 per share, for employment inducement costs.

Operating income for the current nine month period was $13.9 million compared to operating income of $13.4 million in the prior year nine month period reflecting the aforementioned factors.

The effective income tax expense rate for the current nine month period was 37.3% compared to an income tax expense rate of 37.0% in the prior year nine month period. The change in effective tax rate is primarily due to a lower benefit of DMD, stock-based compensation and the change in provision for uncertain tax positions related to various state taxing jurisdictions.

The above factors resulted in net income for the current nine month period of $8.9 million or $1.22 per share, compared to net income of $8.7 million or $1.24 per share in the prior year nine month period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Operating Activities:

Net cash provided by operating activities was $6.2 million during the nine months ended March 31, 2013. Working capital (current assets less current liabilities) at March 31, 2013 was $109.9 million compared to $103.7 million at June 30, 2012. Changes in working capital from June 30, 2012 to March 31, 2013 include a reduction in cash of $2.2 million offset by increases in accounts receivable of $3.4 million, inventory of $3.3 million, other current assets of $3.9 million, current liabilities of $1.2 million and accounts payable of $1.1 million. The higher inventory levels support the increases in residential sales volume and expanded product offerings. Depreciation expense was $2.8 million and $2.1 million in the nine-month periods ended March 31, 2013 and 2012.

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

Investing Activities:

Net cash used in investing activities was $6.3 million during the nine-month period ended March 31, 2013. During the first nine months of fiscal year 2013 capital expenditures were $5.6 million, including $2.7 million for the recently completed corporate headquarters building and the remaining amount primarily for manufacturing and delivery equipment. The Company expects that capital expenditures will be approximately $0.5 million for the remainder of the 2013 fiscal year.

Financing Activities:

Net cash used in financing activities was $2.1 million during the nine-month period ended March 31, 2013. During the nine-month period ended March 31, 2013, the Company paid dividends to shareholders totaling $3.1 million. The dividends paid during the nine-month period were partially offset by cash received from the exercise of stock options of approximately $1.0 million.

The Company maintains a credit agreement which provides short-term working capital financing up to $15.0 million with interest of LIBOR plus 1%, including up to $5.0 million of letters of credit. Letters of credit outstanding at March 31, 2013 totaled $2.3 million, leaving borrowing availability of $12.7 million. The Company did not borrow any amounts under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires June 30, 2013. At March 31, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, and where its routine banking transactions are processed. No amount was outstanding on the line of credit at March 31, 2013. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $6.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Management believes that the Company has adequate cash and credit arrangements to meet its operating and capital requirements for fiscal year 2013. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations. The Company has begun the process of obtaining a renewal of its working capital line of credit that expires June 30, 2013. The Company believes that it will be able to successfully renew the terms of the current agreement prior to its expiration date.

Outlook

The Company believes that moderate top line growth will continue through the end of calendar year 2013. Residential growth will continue with existing customers and products, and through expanding our product portfolio and customer base. The Company expects this growth to be led by increased demand for upholstered products. The Company expects demand for commercial products to remain at current levels into the second half of the calendar year. The Company is confident in its ability to take advantage of market opportunities. However, our optimism is tempered due to continued economic uncertainty and its impact on the consumers’ confidence and willingness to buy.

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

Foreign Currency Risk – During the three and nine months ended March 31, 2013 and 2012, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. The Company does not have any debt outstanding at March 31, 2013.

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

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2013.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2013, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 6.    Exhibits

10.1	Second Amendment dated May 11, 2012 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N. A. Filed herewith.

10.2	Revolving Line of Credit Note dated May 11, 2012 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. Filed herewith.

31.1	Certification

31.2	Certification

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	April 18, 2013	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

