Form 10-K
period 2013-06-30
FLEXSTEEL INDUSTRIES INC
filed 2013-08-23
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2012 (which was the last business day of the registrant’s most recently completed second quarter) was $96,762,452.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,107,723 Common Shares ($1 par value) as of August 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2013 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

General
          Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturer, importer and marketer of residential and commercial upholstered and wood furniture products in the United States. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hotel, healthcare and other commercial applications. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives.

          The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, importer and marketer of residential and commercial office furniture. DMI’s brands are WYNWOOD, Home Styles and DMI Commercial Office Furniture.

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

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2013	2012	2011
Residential	$311,214	$275,442	$258,095
Commercial	74,975	76,647	81,331
	$386,189	$352,089	$339,426

Manufacturing and Offshore Sourcing

          We operate manufacturing facilities that are located in Arkansas, California, Georgia, Iowa, Mississippi and Juarez, Mexico. These manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our production includes the use of selected offshore component parts to enhance our value in the marketplace.

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

Competition
          The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominates the market. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than we have. Our products compete based on style, quality, price, delivery, service and durability. We believe that our manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, delivery, service and value and experienced production, sales, marketing and management teams, are our competitive advantages.

Seasonality
          The Company’s business is not considered seasonal.

Foreign Operations
          The Company makes minimal export sales. At June 30, 2013, the Company had approximately 90 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog
          The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2013	June 30, 2012	June 30, 2011
$43,300	$38,700	$35,700

Raw Materials
          The Company utilizes various types of wood, fabric, leather, filling material, high carbon spring steel, bar and wire stock, polyurethane and other raw materials in manufacturing furniture. While the Company purchases these materials from numerous outside suppliers, both U.S. and foreign, it is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available.

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

Trademarks and Patents
          The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which are due to expire on dates ranging from 2013 to 2026. The Company does not consider its trademarks and patents material to its business.

          It is not common in the furniture industry to obtain a patent for a furniture design. If a particular design of a furniture manufacturer is well accepted in the marketplace, it is common for other manufacturers to imitate the same design without recourse by the furniture manufacturer who initially introduced the design. Furniture products are designed by the Company’s own design staff and through the services of third-party designers. New models and designs of furniture, as well as new fabrics, are introduced continuously. In the last three fiscal years, these design activities involved the following expenditures (in thousands):

Fiscal Year Ended June 30,	Expenditures
2013	$2,520
2012	$2,310
2011	$2,190

Employees
          The Company had 1,360 employees as of June 30, 2013, including 285 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

          The executive officers of the Company, their ages, positions (in each case as of August 16, 2013), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (57)	President & Chief Executive Officer (2012)
Timothy E. Hall (55)	Senior Vice President-Finance, Chief Financial Officer, Secretary & Treasurer (2000)
Jeffrey T. Bertsch (58)	Senior Vice President of Corporate Services (1989)
Julia K. Bizzis (56)	Senior Vice President Strategic Growth (2013)
Donald D. Dreher (63)	Senior Vice President (2004), President & CEO of DMI Furniture, Inc. (2003)
James R. Richardson (69)	Senior Vice President of Residential Sales and Marketing (1979)

Item 1A.	Risk Factors

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

          Our business practice has been to extend payment terms to our customers. As a result, we have a large amount of trade receivables. Although we have no customers that individually represent 10% or more of our annual net sales or accounts receivable, net, balance as of June 30, 2013, business failures of a large customer or a group of customers could require us to record additional receivable reserves, which would decrease earnings. Receivables collection can be significantly impacted by economic conditions. Deterioration of the economy or a lack of economic recovery could cause further business failures of our customers, which could in turn require additional receivable reserves and lower our earnings.

          Our failure to anticipate or respond to changes in consumer or designer tastes and fashions in a timely manner could adversely affect our business and decrease our sales and earnings.

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

          We employ approximately 1,360 people, 285 of whom are covered by collective bargaining agreements. Terms of collective bargaining agreements that prevent us from competing effectively could adversely affect our financial condition, results of operations and cash flows. We are committed to working with those groups to avert or resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.

          Due to our participation in multi-employer pension plans, we may have exposures under those plans that could extend beyond what our obligations would be with respect to our employees.

          We participate in, and make periodic contributions to, three multi-employer pension plans that cover 215 of our union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of our participation, we could experience greater volatility in our overall pension funding obligations. Our obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

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

Item 1B.	Unresolved Staff Comments
          None.

Item 2.	Properties

          The Company owns the following facilities as of June 30, 2013:

Location	Approximate Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	305,000	Manufacturing and Distribution
Dublin, Georgia	300,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	691,000	Distribution
Dubuque, Iowa	719,000	Manufacturing and Distribution
Dubuque, Iowa	40,000	Corporate Office
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

          The Company leases the following facilities as of June 30, 2013:

Location	Approximate Size (square feet)	Principal Operations
Cerritos, California	32,000	Distribution
Ferdinand, Indiana	101,000	Distribution
Louisville, Kentucky	15,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing

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

          Indiana Civil Litigation – A Complaint for Damages and Injunctive Relief and Request for Jury Trial was filed on March 3, 2011 in Elkhart, Indiana Superior Court by Leo VanNorman, et al, plaintiffs vs. Flexsteel Industries, Inc., et al, defendants. The complaint alleges that the source of groundwater contamination underneath plaintiffs’ current or former residences is two adjacent properties, in Elkhart, Indiana, once owned by the Company. The VanNorman case is set for a Phase 1 trial in May 2014 on the issue of cause or contribution to the Elkhart contamination. A subsequent Complaint for Damages under RICO and RPTL, and Injunctive Relief under RCRA, titled Dennis and Darlene Knoll, et al, vs. Flexsteel Industries, Inc., et al, was filed on May 5, 2012 in United States District Court Northern District of Indiana South Bend Division by a subgroup of the state court plaintiffs, as well as the current owner of one of the properties once owned by the Company. The District Court dismissed one of the two RCRA claims in March 2013, and dismissed both RICO claims in June 2013. One RCRA claim and a RPTL claim remain pending in the Knoll case. Relief sought in these complaints includes payment to Plaintiffs for their damages and attorneys’ fees and costs, payment to remove the contamination, payment for medical monitoring, and punitive damages. Based on policy language and jurisdiction, insurance coverage is in question. Flexsteel has filed an appeal to the Iowa Supreme Court regarding two adverse opinions of an Iowa District Court regarding coverage issues. The Company does not believe that it caused or contributed to the contamination.

          Plaintiffs have not identified a dollar amount of their alleged damages. Therefore, we are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the June 30, 2013 financial statements. During the fiscal years ended June 30, 2013, 2012 and 2011, legal and other related expenses of $2.3 million, $2.4 million and $0.5 million, respectively, have been incurred responding to the state and federal lawsuits, as well as in pursuing insurance coverage. These costs are included in Selling, General and Administrative expense in the Consolidated Statements of Income.

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

          Share Investment Performance

          The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock; (2) The NASDAQ Global Market; and (3) an industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Dixie Group Inc., Ethan Allen Interiors Inc., Hooker Furniture Corp., iRobot Corp., Johnson Outdoors Inc., Kid Brands Inc., Kimball International, Knoll Inc., La-Z-Boy Inc., Lifetime Brands Inc., Patrick Industries Inc., and Select Comfort Corp. During the fiscal year ended June 30, 2013, the Company completed a compensation study utilizing the peer group above. The Company chose to utilize the new peer group for the share investment performance graph. The former peer group was comprised of the following: Bassett Furniture Ind., Chromcraft Revington Inc., Ethan Allen Interiors, Furniture Brands Intl., Hooker Furniture Corp., Kimball International, La-Z-Boy Inc., Natuzzi S.P.A., and Stanley Furniture Inc.

	2008	2009	2010	2011	2012	2013
Flexsteel	100.00	78.13	104.53	141.64	196.86	249.18
New Peer Group	100.00	63.84	97.91	144.69	139.38	198.91
NASDAQ	100.00	76.07	85.62	112.80	109.34	142.31
Former Peer Group	100.00	49.87	63.09	77.84	77.96	111.35

The NASDAQ Global Select Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share
	Fiscal 2013		Fiscal 2012
	High	Low	High	Low	Fiscal 2013	Fiscal 2012
First Quarter	$23.28	$18.68	$15.91	$13.04	$0.15	$0.10
Second Quarter	23.44	19.01	15.00	13.26	0.15	0.10
Third Quarter	26.29	21.15	18.39	13.82	0.15	0.10
Fourth Quarter	25.43	18.56	22.00	18.28	0.15	0.15

          * Reflects the market price as reported on The NASDAQ Global Market through January 2, 2013 and on The NASDAQ Global Select Market thereafter.

          The Company estimates there were approximately 3,000 holders of common stock of the Company as of June 30, 2013. There were no repurchases of the Company’s common stock during the quarter ended June 30, 2013. The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

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

Five-Year Review
(Amounts in thousands, except certain ratios and per share data)

	2013	2012	2011	2010	2009
SUMMARY OF OPERATIONS
Net sales	$386,189	$352,089	$339,426	$326,466	$324,158
Cost of goods sold	295,720	266,810	262,124	251,685	263,083
Operating income (loss)	20,271	20,246	15,864	17,529	(2,272)
Interest and other income	610	422	343	361	661
Interest expense	—	—	—	439	968
Income (loss) before income taxes	20,881	20,668	16,207	17,451	(2,579)
Income tax provision (benefit)	7,730	7,600	5,790	6,650	(1,070)
Net income (loss) (1) (2) (3)	13,151	13,068	10,417	10,801	(1,509)
Earnings (loss) per common share: (1) (2) (3)
Basic	1.87	1.93	1.56	1.63	(0.23)
Diluted	1.80	1.86	1.50	1.61	(0.23)
Cash dividends declared per common share	$0.60	$0.45	$0.30	$0.20	$0.36
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	7,041	6,781	6,693	6,608	6,576
Diluted	7,326	7,008	6,929	6,697	6,576
Total assets	$192,539	$181,672	$164,677	$157,670	$150,971
Property, plant and equipment, net	32,145	29,867	21,387	21,614	23,298
Capital expenditures	6,225	10,939	2,573	1,251	1,203

Working capital (current assets less current liabilities)	113,699	103,744	100,683	90,800	78,416
Shareholders’ equity	$151,237	$139,442	$128,573	$117,612	$106,998
SELECTED RATIOS
Net income (loss), as a percent of sales	3.4	3.7	3.1	3.3	(0.5)
Current ratio	4.2 to 1	4.3 to 1	4.6 to 1	3.9 to 1	3.2 to 1
Return on ending shareholders’ equity	8.7	9.4	8.1	9.2	(1.4)
Average number of employees	1,320	1,300	1,320	1,400	1,600

(1)	Fiscal 2013 net income and per share amounts include executive transition costs of $0.8 million (after tax) or $0.11 per share.
(2)

Fiscal 2011 net income and per share amounts include charges consisting of employee separation costs and inventory write down related to closing a manufacturing facility of $1.0 million (after tax) or $0.15 per share.

(3)	Fiscal 2009 net loss and per share amounts reflect facility consolidation and other costs (after tax) of $1.5 million or $0.23 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          Allowance for doubtful accounts – the Company establishes an allowance for doubtful accounts through review of open accounts, historical collections and historical write-off amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their net realizable value. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience.

          Inventories – the Company values inventory at the lower of cost or net realizable value. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

          Revenue recognition – is when both product ownership and the risk of loss have transferred to the customer, collectability is reasonably assured, and the Company has no remaining obligations. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales price is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

Recently Issued Accounting Pronouncements

          See Item 8. Note 1 to the Company’s Consolidated Financial Statements.

Results of Operations

          The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2013, 2012 and 2011. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(76.6)	(75.8)	(77.2)
Gross margin	23.4	24.2	22.8
Selling, general and administrative	(18.2)	(18.4)	(17.8)
Facility consolidation and other charges	—	—	(0.3)
Operating income	5.2	5.8	4.7
Other income, net	0.2	0.1	0.1
Income before income taxes	5.4	5.9	4.8
Income tax provision	(2.0)	(2.2)	(1.7)
Net income	3.4%	3.7%	3.1%

Fiscal 2013 Compared to Fiscal 2012

          Net sales for fiscal 2013 were $386.2 million compared to $352.1 million in the prior fiscal year, an increase of 10%. For the fiscal year ended June 30, 2013, residential net sales were $311.2 million compared to $275.4 million for the year ended June 30, 2012, an increase of 13.0%. The residential net sales increase of $35.8 million was primarily due to growth from existing customers and products, and expansion of product portfolio and customer base. Commercial net sales were $75.0 million for the year ended June 30, 2013, a decrease of 2.2% from net sales of $76.7 million for the year ended June 30, 2012.

          Gross margin for the fiscal year ended June 30, 2013 was 23.4% compared to 24.2% for the prior fiscal year. During fiscal year 2013 the Company’s expenses related to workers compensation and health insurance programs were approximately $1.5 million higher than in fiscal 2012, impacting gross margin by 0.4%.

          Selling, general and administrative expenses for the fiscal year ended June 30, 2013 were 18.2% of net sales compared to 18.4% in the prior fiscal year. The current year includes executive transition costs of $1.3 million or 0.4% of net sales.

          The effective tax rate for the fiscal year ended June 30, 2013 was 37.0% compared to 36.8% for fiscal year 2012. The change in effective tax rate is primarily due to the lower benefit of the Domestic Manufacturing Deduction under Internal Revenue Code Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing, and the limitation on executive compensation deduction.

          The fiscal year 2013 net income increased $0.1 million to $13.2 million, the highest ever reported for the Company. The number of diluted shares increased during fiscal 2013 due to additional shares outstanding and the impact of the Company’s higher stock trading price on outstanding options, resulting in the Company reporting diluted earnings per share of $1.80 for fiscal year 2013 versus $1.86 for fiscal year 2012. All earnings per share amounts are on a diluted basis.

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

          The effective tax rate for the fiscal year ended June 30, 2012 was 36.8% compared to 35.7% for fiscal year 2011. The change in effective tax rate is primarily due to the benefit of the DMD, which provides a tax benefit on U.S. based manufacturing, the change in provision for uncertain tax positions related to various state taxing jurisdictions and stock-based compensation.

          The above factors resulted in net income for the fiscal year ended June 30, 2012 of $13.1 million or $1.86 per share compared to $10.4 million or $1.50 per share in fiscal 2011. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

          Working capital (current assets less current liabilities) at June 30, 2013 was $113.7 million as compared to $103.7 million at June 30, 2012. Significant changes in working capital from June 30, 2012 to June 30, 2013 included increases in inventories of $9.7 million, other current assets of $4.4 million and accounts receivable of $2.5 million. The increases were offset by a decrease in cash of $3.0 million, increased other current liabilities of $2.7 million and increased accounts payable of $1.0 million. The higher inventory levels support increased residential sales volume and expanded product offerings.

          The Company’s main source of liquidity is cash and cash flows from operations. As of June 30, 2013 and 2012, the Company had cash totaling $10.9 million and $14.0 million, respectively. The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2013 totaled $2.3 million, leaving borrowing availability of $7.7 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires June 30, 2014. At June 30, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

          An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at June 30, 2013. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $5.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

          Cash decreased by $3.0 million during fiscal year 2013 with net cash provided by operating activities of $5.9 million offset by capital expenditures of $6.2 million and payment of dividends of $4.2 million. The Company completed construction and moved into its Corporate Headquarters in Dubuque, Iowa during fiscal year 2013. The total cost of construction and equipping the Corporate Headquarters building was approximately $11.8 million, with $2.7 million paid during fiscal year 2013. Dividends to the Company’s shareholders during fiscal year 2013 increased 33% to $0.60 per share ($4.2 million) from $0.45 per share ($2.5 million) for fiscal year 2012.

          Net cash provided by operating activities of $9.0 million in fiscal year 2012 was comprised primarily of net income of $13.1 million, changes in operating assets and liabilities of $7.8 million and non-cash charges of $3.7 million.

          Net cash used in investing activities was $6.0 million and $11.3 million in fiscal years 2013 and 2012, respectively. Net sales of investments were $0.2 million for fiscal year 2013 versus net purchases of investments of $0.4 million in fiscal year 2012. Capital expenditures were $6.2 million and $10.9 million during fiscal years 2013 and 2012, respectively.

          During fiscal year 2013, four executive officers retired from the Company. Two were directors and will continue to serve in that capacity. As a result of the retirements, during fiscal year 2014 the Company will make distributions of approximately $3.0 million from its supplemental retirement plans. The distributions will be made out of the Rabbi Trust assets, not out of the Company’s operating cash. The Company has increased its current assets and liabilities and decreased its long-term assets and liabilities to reflect these anticipated distributions.

          Net cash used in financing activities was $2.9 million and $1.6 million in fiscal years 2013 and 2012, respectively, primarily for the payment of dividends of $4.2 million, compared to $2.5 million in fiscal year 2012.

          The Company expects that capital expenditures for fiscal year 2014 will be approximately $4.5 million primarily for delivery and manufacturing equipment and information technology infrastructure. The Company estimates that depreciation expense will be approximately $4.5 million for fiscal year 2014. Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2014. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

          At June 30, 2013, the Company has no long-term debt obligations and therefore, no contractual interest payments are included in the table below. The following table summarizes the Company’s contractual obligations at June 30, 2013 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$10,087	$2,617	$3,897	$1,588	$1,985
Supplemental retirement plans	5,403	2,989	—	—	2,414
Total contractual obligations	15,490	5,606	3,897	1,588	4,399

          The long-term portion of the contractual obligations associated with the Company’s supplemental retirement plans are included in the table above under more than five years as the Company cannot predict when the events that trigger payment will occur. At June 30, 2013, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the uncertain tax positions from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

          See Note 6 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Outlook

          The Company believes that moderate top line growth will continue through the end of calendar year 2013. Residential growth is expected to continue with existing customers and products, and through expanding our product portfolio and customer base. The Company expects this growth to be led by increased demand for upholstered products. The Company expects demand for its commercial products to remain at current levels into the second half of the calendar year. The Company is confident in its ability to take advantage of market opportunities.

          The Company remains committed to its core strategies, which include a wide range of quality product offerings and price points to the residential and commercial markets, combined with a conservative approach to business. We will maintain our focus on a strong balance sheet through emphasis on cash flow and increasing profitability. We believe these core strategies are in the best interest of our shareholders.

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

          Foreign Currency Risk – During fiscal years 2013, 2012 and 2011, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not directly exposed to market risk associated with currency exchange rates and prices.

          Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2013, the Company does not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota

August 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexsteel Industries, Inc.

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2013 of the Company and our report dated August 23, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota

August 23, 2013

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$10,934	$13,970
Trade Receivables - less allowances: 2013, $1,560; 2012, $1,910	36,075	33,601
Inventories	92,417	82,689
Deferred income taxes	4,970	3,750
Other current assets	4,805	1,583
Total current assets	149,201	135,593
NONCURRENT ASSETS:
Property, plant and equipment, net	32,145	29,867
Deferred income taxes	1,190	3,160
Other assets	10,003	13,052
TOTAL	$192,539	$181,672

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$13,927	$12,973
Accrued liabilities:
Payroll and related items	7,836	8,037
Insurance	4,667	4,440
Other current liabilities	9,072	6,399
Total current liabilities	35,502	31,849
LONG-TERM LIABILITIES:
Supplemental retirement plans	2,414	5,613
Other liabilities	3,386	4,768
Total liabilities	41,302	42,230
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock - $50 par value; authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value; authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2013, 7,106,723 shares; 2012, 6,905,534 shares	7,107	6,906
Additional paid-in capital	10,615	8,476
Retained earnings	134,606	125,699
Accumulated other comprehensive loss	(1,091)	(1,639)
Total shareholders’ equity	151,237	139,442
TOTAL	$192,539	$181,672

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	For the years ended June 30,
	2013	2012	2011
Net sales	$386,189	$352,089	$339,426
Cost of goods sold	(295,720)	(266,810)	(262,124)
Gross margin	90,469	85,279	77,302
Selling, general and administrative	(70,198)	(65,033)	(60,422)
Facility closing costs	—	—	(1,016)
Operating income	20,271	20,246	15,864
Interest and other income	610	422	343
Income before income taxes	20,881	20,668	16,207
Income tax provision	(7,730)	(7,600)	(5,790)
Net income	$13,151	$13,068	$10,417
Weighted average number of common shares outstanding:
Basic	7,041	6,781	6,693
Diluted	7,326	7,008	6,929
Earnings per share of common stock:
Basic	$1.87	$1.93	$1.56
Diluted	$1.80	$1.86	$1.50
Cash dividends declared per common share	$0.60	$0.45	$0.30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended June 30,
	2013	2012	2011
Net income	$13,151	$13,068	$10,417

Unrealized gains (losses) on securities in supplemental retirement plans	96	(5)	562
Income tax (expense) benefit related to securities in supplemental retirement plans gains (losses)	(36)	2	(214)
Net unrealized gains (losses) on securities in supplemental retirement plans (1)	60	(3)	348

Minimum pension liability	787	(1,771)	1,401
Income tax (expense) benefit related to minimum pension liability	(299)	670	(532)
Net minimum pension liability	488	(1,101)	869

Other comprehensive income (loss), net of tax	548	(1,104)	1,217

Comprehensive income	$13,699	$11,964	$11,634

(1)	See Note 9 to the Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Amounts in thousands)

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2010	$6,646	$5,425	$107,293	$(1,752)	$117,612
Issuance of common stock:
Stock options exercised, net	65	259	—	—	324
Unrealized gain on available for sale investments, net of tax	—	—	—	348	348
Long-term incentive compensation	—	590	—	—	590
Stock-based compensation	—	424	—	—	424
Minimum pension liability adjustment, net of tax	—	—	—	869	869
Cash dividends declared	—	—	(2,011)	—	(2,011)
Net income	—	—	10,417	—	10,417
Balance at June 30, 2011	$6,711	$6,698	$115,699	$(535)	$128,573
Issuance of common stock:
Stock options exercised, net	156	761	—	—	917
Unrealized gain on available for sale investments, net of tax	—	—	—	(3)	(3)
Long-term incentive compensation	39	761	—	—	800
Stock-based compensation	—	256	—	—	256
Minimum pension liability adjustment, net of tax	—	—	—	(1,101)	(1,101)
Cash dividends declared	—	—	(3,068)	—	(3,068)
Net income	—	—	13,068	—	13,068
Balance at June 30, 2012	$6,906	$8,476	$125,699	$(1,639)	$139,442
Issuance of common stock:
Stock options exercised, net	92	1,197	—	—	1,289
Unrealized gain on available for sale investments, net of tax	—	—	—	60	60
Long-term incentive compensation	109	442	—	—	551
Stock-based compensation	—	500	—	—	500
Minimum pension liability adjustment, net of tax	—	—	—	488	488
Cash dividends declared	—	—	(4,244)	—	(4,244)
Net income	—	—	13,151	—	13,151
Balance at June 30, 2013	$7,107	$10,615	$134,606	$(1,091)	$151,237

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$13,151	$13,068	$10,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,803	2,835	2,690
Deferred income taxes	414	23	54
Stock-based compensation expense	1,051	1,056	1,014
Excess tax benefit from stock-based payment arrangements	(182)	—	—
Provision for losses on accounts receivable	(215)	(150)	870
Other non-cash, net	69	7	224
Gain on disposition of capital assets	(18)	(34)	(185)
Changes in operating assets and liabilities:
Trade receivables	(2,260)	(2,000)	3,427
Inventories	(9,728)	(9,009)	(1,043)
Other current assets	58	50	(557)
Other assets	(307)	(308)	(270)
Accounts payable - trade	1,082	2,699	(841)
Accrued liabilities	(138)	572	(2,541)
Other long-term liabilities	(665)	(174)	367
Supplemental retirement plans	(210)	342	174
Net cash provided by operating activities	5,905	8,977	13,800
INVESTING ACTIVITIES:
Purchases of investments	(1,086)	(777)	(698)
Proceeds from sales of investments	1,273	405	410
Proceeds from sale of capital assets	21	34	187
Capital expenditures	(6,225)	(10,939)	(2,573)
Net cash used in investing activities	(6,017)	(11,277)	(2,674)
FINANCING ACTIVITIES:
Dividends paid	(4,213)	(2,535)	(1,839)
Proceeds from issuance of common stock	1,107	916	324
Excess tax benefit from stock-based payment arrangements	182	—	—
Net cash used in financing activities	(2,924)	(1,619)	(1,515)
(Decrease) increase in cash and cash equivalents	(3,036)	(3,919)	9,611
Cash at beginning of year	13,970	17,889	8,278
Cash at end of year	$10,934	$13,970	$17,889

	FOR THE YEARS ENDED JUNE 30,
	2013	2012	2011
SUPPLEMENTAL INFORMATION CASH PAID DURING THE PERIOD FOR:
Income taxes paid	$7,250	$6,237	$7,647
Capital expenditures in accounts payable	$261	$389	$14

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and subsidiaries (the “Company”) is one of the oldest and largest manufacturer, importer and marketer of residential and commercial upholstered and wooden furniture products in the United States. The Company’s furniture products include a broad line of quality upholstered and wooden furniture for residential and commercial use. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, bedroom furniture and home and commercial office furniture. The Company has one active wholly-owned subsidiary: DMI Furniture, Inc. (“DMI”), which is a Louisville, Kentucky-based, importer and marketer of residential and commercial office furniture. DMI’s brands are WYNWOOD, Home Styles and DMI Commercial Office Furniture.

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

ACCOUNTS RECEIVABLE ALLOWANCES – the Company establishes accounts receivable allowances to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. The Company’s accounts receivable allowances consist of an allowance for doubtful accounts which is established through review of open accounts, historical collection, and historical write-off amounts and an allowance for estimated returns on sales of the Company’s products which is based on historical product returns, as well as existing product return authorizations. The Company records a provision against revenue for estimated returns on sales of our products in the same period that the related revenues are recognized. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

INVENTORIES – are stated at the lower of cost or net realizable value. Steel products are valued on the last-in, first-out (“LIFO”) method. All other inventories are valued on the first-in, first-out (“FIFO”) method.

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal year 2013.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – is when both product ownership and the risk of loss have transferred to the customer, collectability is reasonably assured, and the Company has no remaining obligations. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales price is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheet. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $5.6 million, $4.9 million and $4.5 million in fiscal 2013, 2012 and 2011, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $2.5 million, $2.3 million and $2.2 million in fiscal 2013, 2012 and 2011, respectively.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year. For workers’ compensation the Company retains the first $400,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within accrued liabilities – insurance on the consolidated balance sheets.

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

In computing EPS for the fiscal years ended 2013, 2012 and 2011, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2013	2012	2011

Basic shares	7,041	6,781	6,693

Potential common shares:
Stock options	253	142	147
Long-term incentive plan	32	85	89
	285	227	236

Diluted shares	7,326	7,008	6,929

Anti-dilutive shares	10	300	424

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and will be adopted by the Company on July 1, 2013. As it only requires additional disclosure, the adoption of this ASU will not impact the Company’s consolidated financial statements.

2.	INVENTORIES

Inventories valued on a LIFO basis (steel) would have been approximately $1.7 million higher at June 30, 2013 and 2012, respectively, if they had been valued on a FIFO basis. At June 30, 2013 and 2012 the total value of LIFO inventory was $2.6 million and $2.9 million, respectively. There was no material liquidation of LIFO inventory in 2013, 2012, or 2011. A comparison of inventories is as follows:

(in thousands)	June 30,
	2013	2012
Raw materials	$10,684	$10,410
Work in process and finished parts	5,410	5,288
Finished goods	76,323	66,991
Total	$92,417	$82,689

3.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated Life (Years)	June 30,
		2013	2012
Land		$4,233	$4,150
Buildings and improvements	5-39	49,147	39,978
Machinery and equipment	3-7	27,048	26,449
Delivery equipment	3-5	18,689	18,113
Furniture and fixtures	3-7	6,265	3,843
Construction in progress		—	9,333
Total		105,382	101,866
Less accumulated depreciation		(73,237)	(71,999)
Net		32,145	29,867

4.	OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2013	2012
Cash value of life insurance	$7,337	$7,072
Rabbi Trust assets (see Note 9)	2,529	5,900
Other	137	80
Total	$10,003	$13,052

5.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2013	2012
Dividends	$1,067	$1,036
Income taxes	299	562
Advertising	2,220	1,899
Warranty	1,000	1,010
Supplemental retirement plans - current	2,989	—
Other	1,497	1,892
Total	$9,072	$6,399

6.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2013 totaled $2.3 million, leaving borrowing availability of $7.7 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires June 30, 2014. At June 30, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at June 30, 2013. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $5.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	June 30,
	2013	2012
Gross unrecognized tax benefits	$1,085	$1,000
Accrued interest and penalties	425	365
Gross liabilities related to unrecognized tax benefits	$1,510	$1,365

Deferred tax assets	$440	$350

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2013	2012	2011
Balance at July 1	$1,000	$970	$995
Additions based on tax positions related to the current year	265	207	193
Additions for tax positions of prior years	100	—	41
Reductions for tax positions of prior years	(280)	(177)	(259)
Balance at June 30	$1,085	$1,000	$970

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision (benefit) is as follows for the years ended June 30:

(in thousands)	2013	2012	2011
Federal- current	$6,750	$6,969	$5,313
State - current	566	608	423
Deferred	414	23	54
Total	$7,730	$7,600	$5,790

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	2.6	2.9	2.6
Other	(0.6)	(1.1)	(1.9)
Effective tax rate	37.0%	36.8%	35.7%

The effective tax rate for the fiscal years ended June 30, 2013, 2012, 2011 was 37.0%, 36.8% and 35.7%, respectively. The changes in effective tax rates are primarily due to the change in provision for uncertain tax positions related to various state taxing jurisdictions, the lower benefit of the Domestic Manufacturing Deduction under Section 199 (DMD), which provides a tax benefit on U.S.-based manufacturing, and the limitation on executive compensation deduction.

The primary components of deferred tax assets and (liabilities) are as follows:

(in thousands)	June 30, 2013		June 30, 2012
	Current	Long-term	Current	Long-term
Accounts receivable	$590	$—	$710	$—
Inventory	1,530	—	1,390	—
Self-insurance	500	—	480	—
Employee benefits	800	—	480	—
Accrued expenses	550	—	690	—
Property, plant and equipment	—	(1,150)	—	(860)
Supplemental retirement plans	1,000	810	—	2,430
Other	—	1,530	—	1,590
Total	$4,970	$1,190	$3,750	$3,160

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2009–2012 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)

Long-Term Management Incentive Compensation Plan – The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. As of June 30, 2013, 148,213 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share for the three-year performance periods beginning July 1, 2010 and ending on June 30, 2013, beginning July 1, 2011 and ending on June 30, 2014, and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the consolidated balance sheets. As of June 30, 2013 and June 30, 2012, the Company has recorded cash awards payable of $0.6 million and $1.1 million within current liabilities and $0.4 million and $0.7 million within long-term liabilities, respectively. During the years ended June 30, 2013, 2012 and 2011, the Company recorded expense of $1.2 million, $1.8 million and $1.3 million, respectively.

The aggregate number of shares and cash that could be awarded to key executives if the minimum, target and maximum performance goals are met, based upon the fair market value at June 30, 2013, is as follows:

(in thousands)	Minimum		Target		Maximum
Performance Period	Shares	Cash	Shares	Cash	Shares	Cash
Fiscal Year 2011 - 2013	12	$198	35	$566	56	$905
Fiscal Year 2012 - 2014	11	$179	32	$512	50	$819
Fiscal Year 2013 - 2015	10	$168	30	$481	47	$769

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.9 million (2011-2013), $1.0 million (2012-2014) and $1.1 million (2013-2015) based on the estimated fair values at June 30, 2013.

(1)

Stock Option Plans – The stock option plans for key employees and directors provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years. All options are exercisable when granted.

In fiscal years 2013, 2012 and 2011 the Company issued options for 89,300, 82,500 and 87,500 common shares at weighted average exercise prices of $20.31, $13.87 and $17.23 (the fair market value on the date of grant), respectively. The options were immediately available for exercise and may be exercised for a period of 10 years. The Company recorded compensation expense of $0.5 million, $0.3 million and $0.4 million during fiscal years 2013, 2012 and 2011, respectively. The assumptions used in determining the compensation expense are discussed below.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2013, 2012 and 2011, respectively; dividend yield of 2.5%, 2.9% and 1.2%, expected volatility of 35.4%, 34.4% and 33.4%; risk-free interest rate of 0.8%, 0.9% and 1.5%; and an expected life of 5 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during fiscal years 2013, 2012 and 2011 was $5.06, $3.11 and $4.84, respectively. The cash proceeds from stock options exercised were $1.1 million, $0.9 million and $0.3 million, respectively, for fiscal years ended June 30, 2013, 2012 and 2011. The income tax benefit related to the exercise of stock options was $0.2 million, $0.1 million and $0.0 million for fiscal year ended June 30, 2013, 2012 and 2011, respectively.

At June 30, 2013, 251,900 shares were available for future grants. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

A summary of the status of the Company’s stock option plans as of June 30, 2013, 2012 and 2011 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2011	1,046	13.56	2,271
Granted	83	13.87
Exercised	(306)	12.57
Canceled	(5)	17.12
Outstanding and exercisable at June 30, 2012	818	$13.94	$4,783
Granted	89	20.31
Exercised	(109)	13.38
Canceled	(11)	16.09
Outstanding and exercisable at June 30, 2013	787	$14.71	$7,609

The following table summarizes information for options outstanding and exercisable at June 30, 2013:

Range of Prices	Options Outstanding (in thousands)	Weighted Average
		Remaining Life (Years)	Exercise Price
$6.81 - 8.55	129	5.9	$7.62
12.35 - 13.90	216	5.1	12.86
14.40 – 17.23	245	3.5	16.02
19.21 – 22.82	197	4.3	19.77
$6.81 – 22.82	787	4.6	14.71

9.	BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution pension and retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total pension and retirement plan expense was $1.8 million, $1.6 million and $1.7 million in fiscal years 2013, 2012 and 2011. The amounts include $0.5 million in fiscal year 2013, $0.4 million in fiscal 2012 and $0.5 million in fiscal years 2011, for the Company’s matching contribution to retirement savings plans. The Company’s cost for pension plans is generally determined as 2% - 6% of each covered employee’s wages. The Company’s matching contribution for the retirement savings plans is generally 25% - 50% of employee contributions (up to 4% of employee earnings).

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

The Company’s participation in these plans for the annual period ended June 30, 2013, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2012 and 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less that 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection Act Zone Status			Company Contributions (in thousands)				Expiration Date of Collective Bargaining Agreement	Number of Company Employees in Plan
	EIN/Pension Plan Number	June 30,		Rehabilitation Plan Status				Surcharge Imposed
Pension Fund		2013	2012		2013	2012	2011

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$243	$254	$249	Yes	03/28/2015	18

Steelworkers Pension Trust	23-6648508	Green	Green	No	347	285	283	No	10/31/2015	194

Central Pension Fund	36-6052390	Green	Green	No	7	7	7	No	05/31/2017	3
					$597	$546	$539

The cumulative cost to exit the Company’s multi-employer plans was approximately $8.6 million, $7.8 million and $7.2 million on June 30, 2013, 2012 and 2011, respectively.

Supplemental Retirement Plans

The Company has unfunded supplemental retirement plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. At June 30, 2013 and 2012, the supplemental retirement plan liability was $5.4 million and $5.6 million, respectively, of which $3.0 million and $0.0 million were recorded in other current liabilities and $2.4 million and $5.6 million were recorded in other long-term liabilities, respectively. The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. For fiscal 2013, 2012 and 2011, the benefit obligation was increased by interest expense of $0.5 million, $0.3 million and $0.2 million, deposits of $0.5 million, $0.4 million and $0.4 million, and decreased by payments of $1.3 million, $0.4 million and $0.4 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2013, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the consolidated balance sheets at fair market value. As of June 30, 2013 and 2012, the fair market value of the assets held in the Rabbi Trust were $5.8 million and $5.9 million, respectively, $3.3 million and $0.0 million, respectively, of the assets are classified as other current assets and $2.5 million and $5.9 million, respectively, are classified as other assets in the consolidated balance sheets. These assets are classified as Level 2 in accordance with fair value accounting as discussed in Note 1.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 424 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2013 and 2012, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $1.5 million and $2.7 million, respectively. The accumulated benefit obligation was $7.4 million and $7.8 million at fiscal years ended June 30, 2013 and 2012, respectively. The Company recorded expense of $0.1 million, $0.0 million and $0.2 million during fiscal years 2013, 2012 and 2011, respectively, related to the plan.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2013	2012	2011
Available-for-sale securities	$394	$334	$337
Pension and other post-retirement benefit adjustments	(1,485)	(1,973)	(872)
Total accumulated other comprehensive loss	$(1,091)	$(1,639)	$(535)

11.	LITIGATION

Indiana Civil Litigation – A Complaint for Damages and Injunctive Relief and Request for Jury Trial was filed on March 3, 2011 in Elkhart, Indiana Superior Court by Leo VanNorman, et al, plaintiffs vs. Flexsteel Industries, Inc., et al, defendants. The complaint alleges that the source of groundwater contamination underneath plaintiffs’ current or former residences is two adjacent properties, in Elkhart, Indiana, once owned by the Company. The VanNorman case is set for a Phase 1 trial in May 2014 on the issue of cause or contribution to the Elkhart contamination. A subsequent Complaint for Damages under RICO and RPTL, and Injunctive Relief under RCRA, titled Dennis and Darlene Knoll, et al, vs. Flexsteel Industries, Inc., et al, was filed on May 5, 2012 in United States District Court Northern District of Indiana South Bend Division by a subgroup of the state court plaintiffs, as well as the current owner of one of the properties once owned by the Company. The District Court dismissed one of the two RCRA claims in March 2013, and dismissed both RICO claims in June 2013. One RCRA claim and a RPTL claim remain pending in the Knoll case. Relief sought in these complaints includes payment to Plaintiffs for their damages and attorneys’ fees and costs, payment to remove the contamination, payment for medical monitoring, and punitive damages. Based on policy language and jurisdiction, insurance coverage is in question. Flexsteel has filed an appeal to the Iowa Supreme Court regarding two adverse opinions of an Iowa District Court regarding coverage issues. The Company does not believe that it caused or contributed to the contamination.

Plaintiffs have not identified a dollar amount of their alleged damages. Therefore, we are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the June 30, 2013 financial statements. During the fiscal years ended June 30, 2013, 2012 and 2011, legal and other related expenses of $2.3 million, $2.4 million and $0.5 million, respectively, have been incurred responding to the state and federal lawsuits, as well as in pursuing insurance coverage. These costs are included in selling, general and administrative expense in the consolidated statements of income.

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $2.5 million, $2.2 million and $2.7 million in fiscal 2013, 2012 and 2011, respectively.

Expected future minimum commitments under operating leases as of June 30, 2013 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2014	$2,617
2015	2,218
2016	1,679
2017	794
2018	794
Thereafter	1,985
$10,087

13.	SEGMENT REPORTING

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2013	2012	2011
Residential	$311,214	$275,442	$258,095
Commercial	74,975	76,647	81,331
	$386,189	$352,089	$339,426

14.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2013:
Net sales	$91,237	$94,590	$98,351	$102,010
Gross margin	21,101	22,747	22,839	23,781
Net income	2,872	2,922	3,118	4,240
Earnings per share:
Basic	$0.41	$0.42	$0.44	$0.60
Diluted	$0.40	$0.40	$0.42	$0.57

	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2012:
Net sales	$81,520	$85,001	$91,631	$93,936
Gross margin	18,964	20,458	22,098	23,759
Net income	2,378	2,948	3,343	4,399
Earnings per share:
Basic	$0.35	$0.44	$0.49	$0.64
Diluted	$0.34	$0.42	$0.48	$0.61

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2013.

          Changes in internal control over financial reporting – During the fiscal quarter ended June 30, 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

          Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2013. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information contained in the Company’s 2013 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nomination Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

          The information contained in the Company’s 2013 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information contained in the Company’s 2013 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information contained under the sections “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s 2013 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          The information contained in the Company’s 2013 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)	Schedules

The following financial statement schedules for the years ended June 30, 2013, 2012 and 2011 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2013, 2012 and 2011

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Additions to (Deductions from) Reserves	Balance at End of Year
Accounts Receivable Allowances:
2013	$1,910	$(215)	$(135)	$1,560
2012	$2,000	$(150)	$60	$1,910
2011	$2,020	$870	$(890)	$2,000

          Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibits

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

10.1	1995 Stock Option Plan (incorporated by reference from the 1995 Flexsteel definitive proxy statement). *

10.2	1999 Stock Option Plan (incorporated by reference from the 1999 Flexsteel definitive proxy statement). *

10.3	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.4	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.5	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.6	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

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

10.13

Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2010).

10.14

Revolving Line of Credit Note dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2010).

10.15

First Amendment dated June 7, 2011 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.16

Revolving Line of Credit Note dated June 7, 2011 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.17

Second Amendment dated May 11, 2012 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission on April 18, 2013).

10.18

Revolving Line of Credit Note dated May 11, 2012 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission on April 18, 2013).

10.19

Third Amendment dated June 28, 2013 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2013).

10.20

Revolving Line of Credit Note dated June 28, 2013 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2013).

10.21

One-Year Incentive Compensation Award for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012.)*

10.22

Restricted Stock Unit Award Agreement for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012.)*

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

Date:	August 23, 2013		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 23, 2013	/S/ Lynn J. Davis
Lynn J. Davis
Chairman of the Board of Directors

Date:	August 23, 2013	/S/ Karel K. Czanderna
Karel K. Czanderna
Director

Date:	August 23, 2013	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 23, 2013	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 23, 2013	/S/ Patrick M. Crahan
Patrick M. Crahan
Director

Date:	August 23, 2013	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	August 23, 2013	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 23, 2013	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Director

Date:	August 23, 2013	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 23, 2013	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 23, 2013	/S/ James R. Richardson
James R. Richardson
Director

Date:	August 23, 2013	/S/ Nancy E. Uridil
Nancy E. Uridil
Director