Form 10-Q
period 2013-09-30
FLEXSTEEL INDUSTRIES INC
filed 2013-10-18
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.  No ☑.

Common Stock - $1.00 Par Value

Shares Outstanding as of September 30, 2013	7,178,433

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30,
	2013	June 30,
	(UNAUDITED)	2013
ASSETS
CURRENT ASSETS:
Cash	$10,625	$10,934
Trade receivables – less allowances:	38,926	36,075
September 30, 2013, $1,635; June 30, 2013, $1,560
Inventories	97,131	92,417
Deferred income taxes	5,100	4,970
Other	4,908	4,805
Total current assets	156,690	149,201
NON-CURRENT ASSETS:
Property, plant and equipment, net	31,696	32,145
Deferred income taxes	1,420	1,190
Other assets	10,314	10,003
TOTAL	$200,120	$192,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$16,262	$13,927
Accrued liabilities:
Payroll and related items	5,762	7,836
Insurance	4,589	4,667
Other	12,829	9,072
Total current liabilities	39,442	35,502
LONG-TERM LIABILITIES:
Supplemental retirement plans	2,759	2,414
Other liabilities	3,523	3,386
Total liabilities	45,724	41,302

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2013, 7,178,433 shares; outstanding June 30, 2013, 7,106,723 shares	7,178	7,107
Additional paid-in capital	11,200	10,615
Retained earnings	137,298	134,606
Accumulated other comprehensive loss	(1,280)	(1,091)
Total shareholders’ equity	154,396	151,237
TOTAL	$200,120	$192,539

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2013	2012
NET SALES	$104,348	$91,237
COST OF GOODS SOLD	(80,703)	(70,136)
GROSS MARGIN	23,645	21,101
SELLING, GENERAL AND ADMINISTRATIVE	(18,209)	(16,710)
OPERATING INCOME	5,436	4,391
INTEREST AND OTHER INCOME	502	161
INCOME BEFORE INCOME TAXES	5,938	4,552
INCOME TAX PROVISION	(2,170)	(1,680)
NET INCOME	$3,768	$2,872

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,125	6,938
Diluted	7,432	7,241

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.53	$0.41
Diluted	$0.51	$0.40

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended September 30,
	2013	2012
NET INCOME	$3,768	$2,872
OTHER COMPREHENSIVE (LOSS) INCOME:
UNREALIZED GAIN ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	139	202
RECLASSIFICATION OF REALIZED GAIN ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(444)	(87)
OTHER COMPREHENSIVE (LOSS) INCOME BEFORE TAXES	(305)	115

INCOME TAX BENEFIT (EXPENSE) RELATED TO SUPPLEMENTAL RETIREMENT PLANS (LOSS) GAIN	116	(44)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(189)	71

COMPREHENSIVE INCOME	$3,579	$2,943

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$3,768	$2,872
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,011	792
Deferred income taxes	(244)	(19)
Stock-based compensation expense	151	312
Excess tax benefit from stock based payment arrangements	(46)	—
Provision for losses on accounts receivable	86	30
Gain on disposition of capital assets	(5)	(1)
Changes in operating assets and liabilities:
Trade receivables	(2,937)	(2,221)
Inventories	(4,714)	(2,851)
Other current assets	(413)	(320)
Other assets	17	(81)
Accounts payable – trade	2,445	(1,295)
Accrued liabilities	1,570	(799)
Other long-term liabilities	137	(284)
Supplemental retirement plans	417	348
Net cash provided by (used in) operating activities	1,243	(3,517)

INVESTING ACTIVITIES:
Purchases of investments	(574)	(217)
Proceeds from sales of investments	250	59
Proceeds from sale of capital assets	11	1
Capital expenditures	(679)	(3,005)
Net cash used in investing activities	(992)	(3,162)

FINANCING ACTIVITIES:
Dividends paid	(1,066)	(1,036)
Proceeds from issuance of common stock	460	273
Excess tax benefit from stock based payment arrangements	46	—
Net cash used in financing activities	(560)	(763)

Decrease in cash	(309)	(7,442)
Cash at beginning of period	10,934	13,970
Cash at end of period	$10,625	$6,528

SUPPLEMENTAL INFORMATION	Three Months Ended
CASH PAID DURING THE PERIOD FOR:	September 30,
(Amounts in thousands)	2013	2012

Income taxes paid, net	$278	$773
Capital expenditures in accounts payable	151	1,549

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2013

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

ACCOUNTING DEVELOPMENTS – In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by the Company on July 1, 2013. The Company’s adoption of this ASU resulted in additional disclosure within the Company’s consolidated statements of comprehensive income.

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential and commercial upholstered and wood furniture products in the United States. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hotel, healthcare and other commercial applications. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives.

2.	INVENTORIES

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.6 million and $1.7 million higher at September 30, 2013 and June 30, 2013, respectively, if they had been valued on the FIFO method. At September 30, 2013 and June 30, 2013 the total value of LIFO inventory was $3.2 million and $2.6 million, respectively. A comparison of inventories is as follows:

(in thousands)	September 30, 2013	June 30, 2013
Raw materials	$11,226	$10,684
Work in process and finished parts	6,070	5,410
Finished goods	79,835	76,323
Total	$97,131	$92,417

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of September 30, 2013, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of September 30, 2013, the Supplemental Plan Assets were $5.5 million, with $3.0 million of the Supplemental Plan assets classified as “Other Current Assets” and $2.5 million as “Other Assets” in the Consolidated Balance Sheets. As of June 30, 2013, the Supplemental Plan assets were $5.8 million, with $3.3 million classified as “Other Current Assets” and $2.5 million classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2013 totaled $2.7 million, leaving borrowing availability of $7.3 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires June 30, 2014. At September 30, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at September 30, 2013.

5.	EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options and shares associated with the long-term management incentive compensation plan. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal period were the end of the contingency period.

In computing EPS for the quarters ended September 30, 2013 and 2012, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	September 30,
(in thousands)	2013	2012

Basic shares	7,125	6,938
Potential common shares:
Stock options	294	272
Long-term incentive plan	13	31
	307	303

Diluted shares	7,432	7,241

Anti-dilutive shares	—	—

6.	LITIGATION

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

Plaintiffs have not identified a dollar amount of their alleged damages. Therefore, we are unable to estimate a range of reasonably possible outcomes or losses at this time. Accordingly, no accrual related to this matter has been recorded in the September 30, 2013 financial statements. During the quarters ended September 30, 2013 and 2012, legal and other related expenses of $1.0 million and $0.6 million, respectively, have been incurred responding to the state and federal lawsuits, as well as in pursuing insurance coverage. These costs are included in selling, general and administrative expense in the consolidated statements of income.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2013 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2013 and 2012. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	(77.3)	(76.9)
Gross margin	22.7	23.1
Selling, general and administrative	(17.5)	(18.3)
Operating income	5.2	4.8
Other income	0.5	0.2
Income before income taxes	5.7	5.0
Income tax expense	(2.1)	(1.8)
Net income	3.6%	3.2%

The following table compares net sales in total and by area of application for the quarter ended September 30, 2013 to the prior year quarter.

	Net Sales (in thousands)
	Quarter Ended September 30,		$ Change
Area of Application	2013	2012	(in thousands)	% Change
Residential	84,000	72,330	$11,670	16.1%
Commercial	20,348	18,907	1,441	7.6%
Total	104,348	91,237	$13,111	14.4%

Results of Operations for the Quarter Ended September 30, 2013 vs. 2012

Net sales for the quarter ended September 30, 2013 were $104.3 million, a 14.4% increase compared to $91.2 million in the prior year quarter. Residential net sales were $84.0 million in the current quarter, an increase of 16.1% from the prior year quarter of $72.3 million, primarily due to increased sales of upholstered and ready to assemble products. Commercial net sales were approximately $20.3 million in the current quarter, an increase of 7.6% compared to $18.9 million in the prior year.

Gross margin as a percent of sales for the quarter ended September 30, 2013 was 22.7% compared to 23.1% in the prior year quarter. The decrease of 0.4% is primarily due to changes in product mix and price discounting on certain traditional case goods to improve operating efficiency. The discounting may continue for the remainder of the fiscal year as we realign inventory to focus on growth opportunities.

Selling, general and administrative expenses were $18.2 million or 17.5% of net sales, compared to $16.7 million or 18.3% of net sales in the prior year quarter ended September 30, 2012. The percentage decrease reflects fixed cost leverage on higher sales volume offset by increased legal costs of $0.4 million related to an Indiana civil lawsuit. In addition, the prior year quarter included approximately $0.5 million of executive transition costs.

Operating income for the first quarter ended September 30, 2013 was $5.4 million compared to operating income of $4.4 million.

The effective income tax expense rate for the current three-month period was 36.5% compared to an income tax expense rate of 36.9% in the prior year three-month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the three months ended September 30, 2013 of $3.8 million or $0.51 per share compared to $2.9 million or $0.40 per share for the prior year quarter. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2013 was $117.2 million compared to $113.7 million at June 30, 2013. Changes in working capital from June 30, 2013 to September 30, 2013 include increases in inventory of $4.7 million, accounts receivable of $2.9 million, and current liabilities of $3.9 million. The higher inventory levels support increased residential sales volume and expanded product offerings. The accounts receivable increase is primarily due to higher sales volume in the current quarter and the timing of collections.

The Company’s main source of liquidity is cash and cash flows from operations. As of September 30, 2013 and June 30, 2013, the Company had cash totaling $10.6 million and $10.9 million, respectively. The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2013 totaled $2.7 million, leaving borrowing availability of $7.3 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires June 30, 2014. At September 30, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at September 30, 2013.

Cash decreased by $0.3 million during the first fiscal quarter of 2014 with net cash provided by operating activities of $1.2 million, capital expenditures of $0.7 million and payment of dividends of $1.1 million.

Net cash provided by operating activities of $1.2 million in the first quarter ended September 30, 2013 was comprised primarily of net income of $3.8 million, changes in operating assets and liabilities of $3.5 million and non-cash charges of $0.9 million.

Net cash used in investing activities was $0.8 million and $3.2 million in the quarters ended September 30, 2013 and 2012, respectively. Net purchases of investments were $0.3 million for the quarter ended September 30, 2013 versus $0.2 million in the prior year quarter. Capital expenditures were $0.7 million and $3.0 million during the quarters ended September 30, 2013 and 2012, respectively.

Net cash used in financing activities was $0.6 million and $0.8 million in the quarters ended September 30, 2013 and 2012, respectively, primarily for the payment of dividends of $1.1 million compared to $1.0 million in the quarters ended September 30, 2013 and 2012, respectively.

The Company expects that capital expenditures for the remainder of fiscal year 2014will be approximately $3.5 million primarily for delivery and manufacturing equipment and information technology infrastructure. Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2014. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of September 30, 2013, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2013.

Outlook

The Company believes that top line growth will continue through the end of fiscal year 2014. Residential growth is expected to continue with existing customers and products, and through expanding our product portfolio and customer base. The Company expects this growth to be led by increased demand for upholstered and ready to assemble products. The Company anticipates sales of commercial products to moderately increase for the remainder of the fiscal year. The Company is confident in its ability to take advantage of market opportunities.

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

Foreign Currency Risk – During the quarter ended September 30, 2013 and 2012, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2013, the Company does not have any debt outstanding.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2013.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2013, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 18, 2013	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

