Form 10-Q
period 2013-12-31
FLEXSTEEL INDUSTRIES INC
filed 2014-02-10
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☑.

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2013	7,223,201

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31,
	2013	June 30,
	(UNAUDITED)	2013
ASSETS
CURRENT ASSETS:
Cash	$8,876	$10,934
Trade receivables – less allowance for doubtful accounts: December 31, 2013, $1,530; June 30, 2013, $1,560	41,506	36,075
Inventories	98,853	92,417
Deferred income taxes	7,120	4,970
Other	5,557	4,805
Total current assets	161,912	149,201
NON-CURRENT ASSETS:
Property, plant and equipment, net	31,617	32,145
Deferred income taxes	1,980	1,190
Other assets	11,043	10,003
TOTAL	$206,552	$192,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$15,416	$13,927
Litigation settlement payable	6,250	—
Accrued liabilities:
Payroll and related items	6,456	7,836
Insurance	4,934	4,667
Other	10,446	9,072
Total current liabilities	43,502	35,502
LONG-TERM LIABILITIES:
Supplemental retirement plans	3,462	2,414
Other liabilities	3,747	3,386
Total liabilities	50,711	41,302

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2013, 7,223,201 shares; outstanding June 30, 2013, 7,106,723 shares	7,223	7,107
Additional paid-in capital	12,511	10,615
Retained earnings	137,384	134,606
Accumulated other comprehensive loss	(1,277)	(1,091)
Total shareholders’ equity	155,841	151,237
TOTAL	$206,552	$192,539

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
NET SALES	$112,534	$94,590	$216,882	$185,827
COST OF GOODS SOLD	(86,475)	(71,843)	(167,178)	(141,979)
GROSS MARGIN	26,059	22,747	49,704	43,848
SELLING, GENERAL AND ADMINISTRATIVE	(18,351)	(18,150)	(36,560)	(34,860)
LITIGATION SETTLEMENT COSTS	(6,250)	—	(6,250)	—
OPERATING INCOME	1,458	4,597	6,894	8,988
INTEREST AND OTHER INCOME	422	65	924	225
INCOME BEFORE INCOME TAXES	1,880	4,662	7,818	9,213
INCOME TAX PROVISION	(710)	(1,740)	(2,880)	(3,420)
NET INCOME	$1,170	$2,922	$4,938	$5,793

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,205	7,030	7,165	6,984
Diluted	7,537	7,275	7,477	7,245

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.16	$0.42	$0.69	$0.83
Diluted	$0.16	$0.40	$0.66	$0.80

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.30	$0.30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
NET INCOME	$1,170	$2,922	$4,938	$5,793
OTHER COMPREHENSIVE (LOSS) INCOME:
UNREALIZED GAIN (LOSS) ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	368	(89)	507	113
RECLASSIFICATION OF REALIZED GAIN ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(363)	(5)	(807)	(92)
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	5	(94)	(300)	21

INCOME TAX (EXPENSE) BENEFIT RELATED TO SUPPLEMENTAL RETIREMENT PLANS GAIN (LOSS)	(2)	36	114	(8)
OTHER COMPREHENSIVE INCOME (LOSS) INCOME, NET OF TAX	3	(58)	(186)	13

COMPREHENSIVE INCOME	$1,173	$2,864	$4,752	$5,806

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended December 31,
	2013	2012

OPERATING ACTIVITIES:
Net income	$4,938	$5,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,030	1,772
Deferred income taxes	(2,826)	(353)
Stock-based compensation expense	884	860
Excess tax benefit from stock-based payment arrangements	(161)	—
Provision for losses on accounts receivable	45	88
Gain on disposition of capital assets	(23)	(3)
Changes in operating assets and liabilities:
Trade receivables	(5,476)	(572)
Inventories	(6,436)	(5,042)
Other current assets	(1,292)	(552)
Other assets	17	(101)
Accounts payable – trade	1,461	1,242
Litigation settlement payable	6,250	—
Accrued liabilities	568	(1,306)
Supplemental retirement plans	885	439
Other long-term liabilities	362	(200)
Net cash provided by operating activities	1,226	2,065

INVESTING ACTIVITIES:
Purchases of investments	(4,007)	(737)
Proceeds from sales of investments	3,189	114
Proceeds from sale of capital assets	30	3
Capital expenditures	(1,481)	(4,918)
Net cash used in investing activities	(2,269)	(5,538)

FINANCING ACTIVITIES:
Dividends paid	(2,143)	(3,148)
Proceeds from issuance of common stock	967	800
Excess tax benefit from stock-based payment arrangements	161	—
Net cash used in financing activities	(1,015)	(2,348)

Decrease in cash	(2,058)	(5,821)
Cash at beginning of period	10,934	13,970
Cash at end of period	$8,876	$8,149

SUPPLEMENTAL INFORMATION
(Amounts in thousands)

	Six Months Ended December 31,
	2013	2012
Income taxes paid, net	$4,522	$3,560
Capital expenditures in accounts payable	289	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2013

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.6 million and $1.7 million higher at December 31, 2013 and June 30, 2013, respectively, if they had been valued on the FIFO method. At December 31, 2013 and June 30, 2013, the total value of LIFO inventory was $2.8 million and $2.6 million, respectively. A comparison of inventories is as follows:

(in thousands)	December 31, 2013	June 30, 2013
Raw materials	$12,228	$10,684
Work in process and finished parts	5,763	5,410
Finished goods	80,862	76,323
Total	$98,853	$92,417

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of December 31, 2013, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of December 31, 2013, the Supplemental Plan Assets were $6.0 million, with $2.8 million of the Supplemental Plan assets classified as “Other Current Assets” and $3.2 million as “Other Assets” in the Consolidated Balance Sheets. As of June 30, 2013, the Supplemental Plan assets were $5.8 million, with $3.3 million classified as “Other Current Assets” and $2.5 million classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2013 totaled $2.7 million, leaving borrowing availability of $7.3 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires on June 30, 2014. At December 31, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, with a maturity date of February 13, 2014 and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at December 31, 2013.

5.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1) Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of December 31, 2013, no shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance period July 1, 2013 – June 30, 2016. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.1 million for the quarter ended December 31, 2013. For the six month period ended December 31, 2013 the Company has recorded expense of $0.2 million. If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods (2014-2016) would be $1.1 million.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. No additional shares can be awarded under the 2007 Plan. As of December 31, 2013, 187,633 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance periods beginning July 1, 2011 and ending on June 30, 2014 and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2013 and June 30, 2013, the Company has recorded cash awards payable of $0.5 million and $0.6 million within current liabilities and $0.3 million and $0.4 million within long-term liabilities, respectively. During the quarters ended December 31, 2013 and 2012, the Company recorded expense of $0.4 million and $0.3 million, respectively. For the six month periods ended December 31, 2013 and 2012, the Company recorded expense of $0.6 million and $0.7 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.8 million (2012-2014) and $0.9 million (2013-2015) based on the estimated fair values at December 31, 2013.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. The options are exercisable up to 10 years from the date of grant. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

At December 31, 2013, 641,550 shares were available for future grants. During the quarter and six months ended December 31, 2013, the Company recorded expense of $0.4 million.

2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. No additional options can be granted under the 2006 and 2009 stock option plans.

There were no options granted and no expense was recorded under these Plans during the three and six months ended December 31, 2013. During the quarter ended December 31, 2012, the Company recorded expense of $0.3 million. For the six month periods ended December 31, 2012, the Company recorded expense of $0.4 million.

A summary of the status of the Company’s stock plans as of December 31, 2013, June 30, 2013 and 2012 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2012	818	$13.94	$4,783
Granted	89	20.31
Exercised	(109)	13.38
Canceled	(11)	16.09
Outstanding and exercisable at June 30, 2013	787	14.71	7,609
Granted	57	27.49
Exercised	(112)	17.13
Canceled	(29)	19.35
Outstanding and exercisable at December 31, 2013	703	$15.18	10,939

The following table summarizes information for options outstanding and exercisable at December 31, 2013:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 8.55	116	5.5	$7.66
12.35 – 13.90	205	4.6	12.87
14.40 – 17.23	239	3.1	16.01
19.72 – 27.57	143	9.3	23.19
$6.81 – 27.57	703	5.2	$15.18

6.	EARNINGS PER SHARE

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

In computing EPS for the quarters and six months ended December 31, 2013 and 2012, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2013	2012	2013	2012

Basic shares	7,205	7,030	7,165	6,984
Potential common shares:
Stock options	311	219	291	233
Long-term incentive plan	14	26	14	28
Non-vested shares	7	—	7
	332	245	312	261
Diluted shares	7,537	7,275	7,477	7,245
Anti-dilutive shares	57	38	57	—

7.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company agreed to pay $6.3 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination. This settlement is recorded as Litigation Settlement Payable in the Consolidated Balance Sheet and Litigation Settlement Costs in the Consolidated Statements of Income.

During the three months ended December 31, 2013 and 2012, the Company recorded $0.8 million and $0.4 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. During the six months ended December 31, 2013 and 2012, the Company recorded $1.7 million and $1.0 million, respectively, in legal and other related expenses. These expenses are included in Selling, General and Administrative (SG&A) expense in the Consolidated Statements of Income.

During the six months ended December 31, 2013, the Company received approximately $1.7 million from various insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses. The Company will continue to pursue the recovery of additional defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Company has filed an appeal to the Iowa Supreme Court regarding two adverse opinions of an Iowa District Court regarding coverage issues.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2013 and 2012. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(76.8)	(76.0)	(77.1)	(76.4)
Gross margin	23.2	24.0	22.9	23.6
Selling, general and administrative	(16.3)	(19.2)	(16.9)	(18.8)
Litigation settlement costs	(5.6)	—	(2.9)	—
Operating income	1.3	4.8	3.1	4.8
Interest and other income	0.4	0.1	0.4	0.1
Income before income taxes	1.7	4.9	3.5	4.9
Income tax provision	(0.6)	(1.8)	(1.3)	(1.8)
Net income	1.1%	3.1%	2.2%	3.1%

The following table compares net sales for the quarter ended December 31, 2013 to the prior year quarter.

	Net Sales (in millions) Quarter Ended December 31,
	2013	2012	$ Change	% Change
Residential	$91.4	$76.6	$14.8	19.3%
Commercial	21.1	18.0	3.2	17.6%
Total	$112.5	$94.6	$18.0	19.0%

Results of Operations for the Quarter Ended December 31, 2013 vs. 2012

Net sales for the quarter ended December 31, 2013 were $112.5 million, a 19.0% increase compared to $94.6 million in the prior year quarter. Residential net sales were $91.4 million in the current quarter, an increase of 19.3% from the prior year quarter of $76.6 million, primarily due to increased demand for upholstered and, to a lesser extent, ready-to-assemble products. Commercial net sales were approximately $21.1 million in the current quarter, an increase of 17.6% compared to $18.0 million in the prior year quarter. The increase in commercial sales for the quarter ended December 31, 2013 is primarily from hospitality and vehicle seating products.

Gross margin for the quarters ended December 31, 2013 and 2012 was 23.2% and 24.0%, respectively. The decrease in the current year period was primarily due to price discounting on certain case goods to address changing customer requirements.

In December 2013 the Company entered into an agreement to settle Indiana civil litigation in order to eliminate the ongoing costs and distraction of the litigation. The Company will contribute $ 6.3 million to the settlement as part of an agreement whose terms are otherwise confidential. In reaching the agreement, the Company does not admit any wrongdoing and believes that it did not cause or contribute to the contamination at issue. This amount is recorded as litigation settlement payable on the Consolidated Balance Sheets and as litigation settlement cost in Consolidated Statements of Income. The Company incurred approximately $0.8 million of legal defense costs during the quarter ended December 31, 2013 which has been recorded in selling, general and administrative (SG&A) expense. The Company has received reimbursements of legal defense costs of approximately $1.7 million from insurers and this has been reflected as a reduction in SG&A expense for the quarter ended December 31, 2013. The Company continues to pursue recovery of defense and settlement costs from insurance carriers.

Selling, general and administrative (SG&A) expense for the quarters ended December 31, 2013 and 2012 were 16.3% and 19.2% of net sales, respectively. The current quarter includes $0.8 million pre-tax in legal defense costs and $1.7 million pre-tax in legal defense reimbursement related to the Indiana civil litigation. The prior year quarter includes $0.7 million pre-tax in executive transition costs and $0.4 million pre-tax in legal defense costs.

Operating income for the quarter ended December 31, 2013 was $1.5 million compared to operating income of $4.6 million.

The effective income tax expense rate for the current quarter was 37.8% compared to an income tax expense rate of 37.3% in the prior year period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended December 31, 2013 of $1.2 million or $0.16 per share compared to $2.9 million or $0.40 per share for the prior year quarter. All earnings per share amounts are on a diluted basis.

The following table compares net sales for the six months ended December 31, 2013 to the prior year six-month period.

	Net Sales (in millions) Six Months Ended December 31,
	2013	2012	$ Change	% Change
Residential	$175.4	$148.9	$26.5	17.8%
Commercial	41.5	36.9	4.6	12.5%
Total	$216.9	$185.8	$31.1	16.7%

Results of Operations for the Six Months Ended December 31, 2013 vs. 2012

Net sales for the six months ended December 31, 2013 were $216.9 million, a 16.7% increase compared to $185.8 million in the prior year six month period. Residential net sales were $175.4 million in the current six month period, an increase of 17.8% from the prior year period of $148.9 million, primarily due to increased demand for upholstered and, to a lesser extent, ready-to-assemble products. Commercial net sales were approximately $41.5 million in the current six month period, an increase of 12.5% compared to $36.9 million in the prior year period. The increase in commercial sales for the quarter ended December 31, 2013 is primarily from hospitality and vehicle seating products.

Gross margin for the six months ended December 31, 2013 was 22.9% of net sales compared to 23.6% of net sales in the prior year six month period. The decrease in the current year period was primarily due to price discounting on certain case goods to address changing customer requirements.

In December 2013 the Company entered into an agreement to settle Indiana civil litigation in order to eliminate the ongoing costs and distraction of the litigation. The Company will contribute $ 6.3 million to the settlement as part of an agreement whose terms are otherwise confidential. In reaching the agreement, the Company does not admit any wrongdoing and believes that it did not cause or contribute to the contamination at issue. This amount is recorded as litigation settlement payable on the Consolidated Balance Sheets and as litigation settlement cost in the Consolidated Statements of Income. The Company incurred approximately $1.7 million of legal defense costs during the six month period ended December 31, 2013 which has been recorded in SG&A expense. The Company has received reimbursements of legal defense costs of approximately $1.7 million from insurers and this has been reflected as a reduction in selling, general and administrative (SG&A) expenses for the six months ended December 31, 2013. The Company continues to pursue recovery of defense and settlement costs from insurance carriers.

SG&A expense for the six month period ended December 31, 2013 were 16.9% of net sales compared to 18.8% of net sales in the prior year six month period. SG&A expense for the six month period ended December 31, 2012 included pre-tax executive transition costs of $1.2 million or 0.6% of net sales and $1.0 million pre-tax or 0.5% of net sales for legal defense costs related to the Indiana civil litigation.

Operating income for the six months ended December 31, 2013 was $6.9 million compared to operating income of $9.0 million in the prior year period.

The effective income tax expense rate for the current six month period was 36.8% compared to an income tax expense rate of 37.1% in the prior year period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the six months ended December 31, 2013 of $4.9 million or $0.66 per share compared to $5.8 million or $0.80 per share for the prior year period. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2013 was $118.4 million compared to $113.7 million at June 30, 2013. Changes in working capital from June 30, 2013 to December 31, 2013 include increases in inventory of $6.4 million, accounts receivable of $ 5.4 million, and other current assets of $2.9 million, offset by a decrease in cash of $2.1 million and increases in accounts payable of $1.5 million and litigation settlement payable of $6.3 million. The higher inventory levels support the increases in residential sales volume and expanded product offerings. The increase in accounts receivable is due to increased sales volume and timing of related shipments and collections.

The Company’s main source of liquidity is cash and cash flows from operations. As of December 31, 2013 and June 30, 2013, the Company had cash totaling $8.9 million and $10.9 million, respectively. The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2013 totaled $2.7 million, leaving borrowing availability of $7.3 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires on June 30, 2014. At December 31, 2013, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 1%, with a maturity date of February 13, 2014 where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at December 31, 2013. The Company is in the process of renewing this line of credit.

Net cash provided by operating activities of $1.2 million in the six months ended December 31, 2013 was comprised primarily of net income of $4.9 million, changes in operating assets and liabilities of $3.7 million. Net cash provided by operating activities in the six months ended December 31, 2012 was $2.1 million.

Net cash used in investing activities was $2.3 million and $5.5 million in the six months ended December 31, 2013 and 2012, respectively. Net purchases of investments were $0.8 million for the six months ended December 31, 2013 versus $0.6 million in the prior year six month period. Capital expenditures were $1.5 million and $4.9 million during the six months ended December 31, 2013 and 2012, respectively.

Net cash used in financing activities was $1.0 million and $2.3 million in the six months ended December 31, 2013 and 2012, respectively, primarily for the payment of dividends of $2.1 million compared to $3.1 million in the six months ended December 31, 2013 and 2012, respectively.

The Company expects that capital expenditures for the remainder of fiscal year 2014 will be approximately $3.0 million primarily for delivery and manufacturing equipment and information technology infrastructure. Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2014. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of December 31, 2013, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2013.

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

Foreign Currency Risk – During the three and six months ended December 31, 2013 and 2012, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2013, the Company does not have any debt outstanding.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2013.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2013, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company agreed to pay $6.3 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination.

The Company will continue to pursue the recovery of defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Company has filed an appeal to the Iowa Supreme Court regarding two adverse opinions of an Iowa District Court regarding coverage issues.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 10, 2014	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)