Form 10-Q
period 2014-03-31
FLEXSTEEL INDUSTRIES INC
filed 2014-04-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☑.

Common Stock - $1.00 Par Value
Shares Outstanding as of March 31, 2014	7,311,756

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	March 31, 2014 (UNAUDITED)	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$17,305	$10,934
Trade receivables – less allowances: March 31, 2014, $1,479; June 30, 2013, $1,560	40,393	36,075
Inventories	92,100	92,417
Deferred income taxes	4,380	4,970
Other	2,729	4,805
Total current assets	156,907	149,201
NON-CURRENT ASSETS:
Property, plant and equipment, net	32,637	32,145
Deferred income taxes	2,090	1,190
Other assets	10,466	10,003
TOTAL	$202,100	$192,539
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$13,625	$13,927
Accrued liabilities:
Payroll and related items	8,366	7,836
Insurance	5,024	4,667
Other	7,581	9,072
Total current liabilities	34,596	35,502
LONG-TERM LIABILITIES:
Supplemental retirement plans	3,344	2,414
Other liabilities	3,959	3,386
Total liabilities	41,899	41,302

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2014, 7,311,756 shares; outstanding June 30, 2013, 7,106,723 shares	7,312	7,107
Additional paid-in capital	13,684	10,615
Retained earnings	140,707	134,606
Accumulated other comprehensive loss	(1,502)	(1,091)
Total shareholders’ equity	160,201	151,237
TOTAL	$202,100	$192,539

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
NET SALES	$110,532	$98,351	$327,414	$284,178
COST OF GOODS SOLD	(85,488)	(75,512)	(252,666)	(217,491)
GROSS MARGIN	25,044	22,839	74,748	66,687
SELLING, GENERAL AND ADMINISTRATIVE	(18,455)	(17,971)	(55,014)	(52,831)
LITIGATION SETTLEMENT COSTS	—	—	(6,250)	—
OPERATING INCOME	6,589	4,868	13,484	13,856
INTEREST AND OTHER INCOME	471	140	1,394	365
INCOME BEFORE INCOME TAXES	7,060	5,008	14,878	14,221
INCOME TAX PROVISION	(2,640)	(1,890)	(5,520)	(5,310)
NET INCOME	$4,420	$3,118	$9,358	$8,911

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,265	7,090	7,198	7,019
Diluted	7,675	7,408	7,546	7,297

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.61	$0.44	$1.30	$1.27
Diluted	$0.58	$0.42	$1.24	$1.22

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.45	$0.45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
NET INCOME	$4,420	$3,118	$9,358	$8,911
OTHER COMPREHENSIVE (LOSS) INCOME:
UNREALIZED GAIN ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	67	185	574	114
RECLASSIFICATION OF REALIZED (GAIN) LOSS ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(431)	65	(1,238)	157
OTHER COMPREHENSIVE (LOSS) INCOME BEFORE TAXES	(364)	250	(664)	271

INCOME TAX BENEFIT (EXPENSE) RELATED TO SUPPLEMENTAL RETIREMENT PLANS (LOSS) GAIN	138	(95)	253	(103)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(226)	155	(411)	168
COMPREHENSIVE INCOME	$4,194	$3,273	$8,947	$9,079

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Nine Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES:
Net income	$9,358	$8,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,088	2,792
Deferred income taxes	(57)	(68)
Stock-based compensation expense	1,135	1,119
Excess tax benefit from stock-based payment arrangements	(425)	—
Provision for losses on accounts receivable	1	120
Gain on disposition of capital assets	(22)	(20)
Changes in operating assets and liabilities:
Trade receivables	(4,319)	(3,516)
Inventories	317	(3,343)
Other current assets	(558)	(908)
Other assets	109	(53)
Accounts payable – trade	(61)	1,419
Accrued liabilities	2,134	(754)
Supplemental retirement plans	312	569
Other long-term liabilities	573	(90)
Net cash provided by operating activities	11,585	6,178

INVESTING ACTIVITIES:
Purchases of investments	(4,285)	(844)
Proceeds from sales of investments	3,957	166
Proceeds from sale of capital assets	31	20
Capital expenditures	(3,830)	(5,652)
Net cash used in investing activities	(4,127)	(6,310)

FINANCING ACTIVITIES:
Dividends paid	(3,226)	(3,148)
Proceeds from issuance of common stock	1,714	1,047
Excess tax benefit from stock-based payment arrangements	425	—
Net cash used in financing activities	(1,087)	(2,101)

Increase (decrease) in cash	6,371	(2,233)
Cash at beginning of period	10,934	13,970
Cash at end of period	$17,305	$11,737

SUPPLEMENTAL INFORMATION
(Amounts in thousands)

	Nine Months Ended March 31,
	2014	2013
Income taxes paid, net	$4,990	$6,120
Capital expenditures in accounts payable	20	60

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED MARCH 31, 2014

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.5 million and $1.7 million higher at March 31, 2014 and June 30, 2013, respectively, if they had been valued on the FIFO method. At March 31, 2014 and June 30, 2013, the total value of LIFO inventory was $2.9 million and $2.6 million, respectively. A comparison of inventories is as follows:

(in thousands)	March 31, 2014	June 30, 2013
Raw materials	$11,028	$10,684
Work in process and finished parts	5,479	5,410
Finished goods	75,593	76,323
Total	$92,100	$92,417

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of March 31, 2014, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of March 31, 2014, the Supplemental Plan Assets were $3.7 million, with $0.6 million of the Supplemental Plan assets classified as “Other Current Assets” and $3.1 million as “Other Assets” in the Consolidated Balance Sheets. As of June 30, 2013, the Supplemental Plan assets were $5.8 million, with $3.3 million classified as “Other Current Assets” and $2.5 million classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2014 totaled $2.7 million, leaving borrowing availability of $7.3 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires on June 30, 2014. At March 31, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 2%, with a maturity date of February 13, 2015 and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at March 31, 2014.

5.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1) Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of March 31, 2014, no shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance period July 1, 2013 – June 30, 2016. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.1 million for the quarter ended March 31, 2014. For the nine month period ended March 31, 2014 the Company has recorded expense of $0.3 million. If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods (2014-2016) would be $1.1 million.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of March 31, 2014, 189,030 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance periods beginning July 1, 2011 and ending on June 30, 2014 and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of March 31, 2014 and June 30, 2013, the Company has recorded cash awards payable of $0.7 million and $0.6 million within current liabilities and $0.4 million and $0.4 million within long-term liabilities, respectively. During the quarters ended March 31, 2014 and 2013, the Company recorded expense of $0.4 million and $0.4 million, respectively. For the nine month periods ended March 31, 2014 and 2013, the Company recorded expense of $1.0 million and $1.1 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.9 million (2012-2014) and $1.0 million (2013-2015) based on the estimated fair values at March 31, 2014.

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

At March 31, 2014, 641,550 shares were available for future grants. During the quarter ended March 31, 2014 the Company recorded no expense related to this plan. During the nine months ended March 31, 2014, the Company recorded expense of $0.4 million.

2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. Due to the adoption of the Omnibus Stock Plan in December 2013, no additional options can be granted under the 2006 and 2009 stock option plans.

There were no options granted and no expense was recorded under these Plans during the three and nine months ended March 31, 2014. During the quarter ended March 31, 2013, no expense was recorded for these plans. For the nine month periods ended March 31, 2013, the Company recorded expense of $0.5 million.

A summary of the status of the Company’s stock plans as of March 31, 2014, June 30, 2013 and 2012 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2012	818	$13.94	$4,783
Granted	89	20.31
Exercised	(110)	13.38
Canceled	(10)	16.09
Outstanding and exercisable at June 30, 2013	787	14.71	$7,609
Granted	58	27.49
Exercised	(227)	16.03
Canceled	(29)	19.35
Outstanding and exercisable at March 31, 2014	589	$15.22	$15,786

The following table summarizes information for options outstanding and exercisable at March 31, 2014:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 8.55	107	5.2	$7.68
12.35 – 13.90	173	4.5	12.89
14.40 – 17.23	173	3.1	15.87
19.72 – 27.57	136	9.0	23.35
$6.81 – 27.57	589	5.3	$15.22

6.	EARNINGS PER SHARE

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

In computing EPS for the quarters and nine months ended March 31, 2014 and 2013, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2014	2013	2014	2013

Basic shares	7,265	7,090	7,198	7,019
Potential common shares:
Stock options	383	293	325	250
Long-term incentive plan	20	25	16	28
Non-vested shares	7	—	7	—
	410	318	348	278
Diluted shares	7,675	7,408	7,546	7,297
Anti-dilutive shares	—	—	—	10

7.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.3 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination. This settlement is recorded as Litigation Settlement Costs in the Consolidated Statements of Income.

During the three months ended March 31, 2014 and 2013, the Company recorded $0.2 million and $0.6 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. During the nine months ended March 31, 2014 and 2013, the Company recorded $2.0 million and $1.7 million, respectively, in legal and other related expenses. These expenses are included in Selling, General and Administrative (SG&A) expense in the Consolidated Statements of Income.

During the three and nine months ended March 31, 2014, the Company received approximately $0.4 million and $2.1 million, respectively, from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses. The Company will continue to pursue the recovery of additional defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2014 and 2013. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(77.3)	(76.8)	(77.2)	(76.5)
Gross margin	22.7	23.2	22.8	23.5
Selling, general and administrative	(16.7)	(18.3)	(16.8)	(18.6)
Litigation settlement costs	—	—	(1.9)	—
Operating income	6.0	4.9	4.1	4.9
Interest and other income	0.4	0.1	0.4	0.1
Income before income taxes	6.4	5.0	4.5	5.0
Income tax provision	(2.4)	(1.8)	(1.7)	(1.9)
Net income	4.0%	3.2%	2.8%	3.1%

The following table compares net sales for the quarters ended March 31, 2014 and 2013 (in millions):

	2014	2013	$ Change	% Change
Residential	$90,727	$79,917	$10,810	13.5%
Commercial	19,805	18,434	1,371	7.4%
Total	$110,532	$98,351	$12,181	12.4%

Results of Operations for the Quarter Ended March 31, 2014 vs. 2013

Net sales for the quarter ended March 31, 2014 were $110.5 million, a 12.4% increase compared to $98.4 million in the prior year quarter. Residential net sales were $90.7 million in the current quarter, an increase of 13.5% from the prior year quarter of $79.9 million, primarily due to increased demand for upholstered and, to a lesser extent, ready-to-assemble products. Commercial net sales were approximately $19.8 million in the current quarter, an increase of 7.4% compared to $18.4 million in the prior year quarter. The increase in commercial sales for the quarter ended March 31, 2014 is primarily from hospitality products.

Gross margin for the quarters ended March 31, 2014 and 2013 was 22.7% and 23.2%, respectively. The decrease in the current year period was primarily due to price discounting on certain case goods to address changing customer requirements.

Selling, general and administrative (SG&A) expense for the quarters ended March 31, 2014 and 2013 were 16.7% and 18.3% of net sales, respectively. The Company incurred approximately $0.2 million of legal defense costs during the three month period ended March 31, 2014 which has been recorded in SG&A expense. The Company has received reimbursements of legal defense costs of approximately $0.4 million from insurers and this has been reflected as a reduction in selling, general and administrative (SG&A) expenses for the three months ended March 31, 2014. The prior year quarter includes $0.6 million in legal defense costs and $0.3 million in executive transition costs.

Operating income for the quarter ended March 31, 2014 was $6.6 million compared to operating income of $4.9 million.

The effective income tax expense rate for the current quarter was 37.4% compared to an income tax expense rate of 37.7% in the prior year period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended March 31, 2014 of $4.4 million or $0.58 per share compared to $3.1 million or $0.42 per share for the prior year quarter. All earnings per share amounts are on a diluted basis.

The following table compares net sales for the nine months ended March 31, 2014 and 2013 (in millions):

	2014	2013	$ Change	% Change
Residential	$266,125	$228,864	$37,261	16.3%
Commercial	61,289	55,314	5,975	10.8%
Total	$327,414	$284,178	$43,236	15.2%

Results of Operations for the Nine Months Ended March 31, 2014 vs. 2013

Net sales for the nine months ended March 31, 2014 were $327.4 million, a 15.2% increase compared to $284.2 million in the prior year nine month period. Residential net sales were $266.1 million in the current nine month period, an increase of 16.3% from the prior year period of $228.9 million, primarily due to increased demand for upholstered and, to a lesser extent, ready-to-assemble products. Commercial net sales were approximately $61.3 million in the current nine month period, an increase of 10.8% compared to $55.3 million in the prior year period. The increase in commercial sales for the quarter ended March 31, 2014 is primarily from hospitality and vehicle seating products.

Gross margin for the nine months ended March 31, 2014 was 22.8% of net sales compared to 23.5% of net sales in the prior year nine month period. The decrease in the current year period was primarily due to price discounting on certain case goods to address changing customer requirements.

In December 2013, the Company entered into an agreement to settle Indiana civil litigation in order to eliminate the ongoing costs and distraction of the litigation. In February 2014, the Company contributed $6.3 million to the settlement as part of an agreement whose terms are otherwise confidential. In reaching the agreement, the Company does not admit any wrongdoing and believes that it did not cause or contribute to the contamination at issue. This amount is recorded as litigation settlement costs in the Consolidated Statements of Income. The cost to defend the Company in this litigation, net of amounts reimbursed by insurance companies, is recorded as SG&A expense in the financial statements. The Company continues to pursue recovery of defense and settlement costs from insurance carriers.

SG&A expense for the nine month period ended March 31, 2014 was 16.8% of net sales compared to 18.6% of net sales, respectively. The nine month period ended March 31, 2014 includes a $1.0 million increase in supplemental retirement plan expense as compared to the prior year period. The Company incurred approximately $2.0 million of legal defense costs during the nine month period ended March 31, 2014 which has been recorded in SG&A expense. The Company has received reimbursements of legal defense costs of approximately $2.1 million from insurers and this has been reflected as a reduction in selling, general and administrative (SG&A) expenses for the nine months ended March 31, 2014. SG&A expense for the prior nine month period ended March 31, 2013 includes legal defense costs related to the Indiana civil litigation of $1.7 million and executive transition costs of $1.3 million.

Operating income for the nine months ended March 31, 2014 was $13.5 million compared to operating income of $13.9 million in the prior year period.

Interest and other income for the nine month period ended March 31, 2014 increased $1.0 million compared to the prior year nine month period. The increase reflects realized gains of $1.2 million resulting from the sale of investments held for the purpose of funding the Supplemental Retirement Plans.

The effective income tax expense rate for the current nine month period was 37.1% compared to an income tax expense rate of 37.3% in the prior year period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the nine months ended March 31, 2014 of $9.4 million or $1.24 per share compared to $8.9 million or $1.22 per share for the prior year period. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2014 was $122.3 million compared to $113.7 million at June 30, 2013. Primary changes in working capital from June 30, 2013 to March 31, 2014 include increases in cash of $6.4 million and accounts receivable of $4.3 million. The increase in accounts receivable is due to increased sales volume and timing of related shipments and collections.

The Company’s main source of liquidity is cash and cash flows from operations. As of March 31, 2014 and June 30, 2013, the Company had cash totaling $17.3 million and $10.9 million, respectively. The Company maintains a credit agreement which provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2014 totaled $2.7 million, leaving borrowing availability of $7.3 million. The Company did not utilize any borrowing availability under the credit facility during the period other than the aforementioned letters of credit. The credit agreement expires on June 30, 2015. At March 31, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 2%, with a maturity date of February 13, 2015 and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the period and no amount was outstanding on the line of credit at March 31, 2014.

Net cash provided by operating activities of $11.6 million in the nine months ended March 31, 2014 was comprised primarily of net income of $9.4 million, changes in operating assets and liabilities of $1.5 million. Net cash provided by operating activities in the nine months ended March 31, 2013 was $6.2 million.

Net cash used in investing activities was $4.1 million and $6.3 million in the nine months ended March 31, 2014 and 2013, respectively. Net purchases of investments were $0.3 million and $0.7 million for the nine months ended March 31, 2014 and 2013, respectively. Capital expenditures were $3.8 million and $5.6 million during the nine months ended March 31, 2014 and 2013, respectively.

Net cash used in financing activities was $1.1 million and $2.1 million in the nine months ended March 31, 2014 and 2013, respectively, primarily for the payment of dividends of $3.2 million compared to $3.1 million in the nine months ended March 31, 2014 and 2013, respectively. Proceeds from issuance of common stock were $2.1 million and $1.0 million in the nine months ended March 31, 2014 and 2013, respectively.

The Company expects that capital expenditures for the remainder of fiscal year 2014 will be approximately $0.5 million. Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2014. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of March 31, 2014, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2013.

Outlook

Due to existing strong order backlog and positive order trends the Company expects top line growth will continue for the fourth quarter of fiscal year 2014. The Company’s order backlog of $51 million at March 31, 2014 is up 16% from March 31, 2013. Residential growth is expected from existing customers and products, and through expanding our product portfolio and customer base. The Company believes this growth will be led by increased demand for upholstered and ready to assemble products. The Company anticipates sales of commercial products to moderately increase for the fiscal year 2014 fourth quarter. The Company is confident in its ability to take advantage of market opportunities.

The Company has started two multi-year initiatives designed to enhance customer experience and increase shareholder value. In anticipation of future growth we completed a logistics strategy, and are assessing our business information requirements. The timing and level of investment required for these initiatives will be determined as the projects progress.

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

Foreign Currency Risk – During the three and nine months ended March 31, 2014 and 2013, the Company did not have sales denominated in foreign currencies and has minimal purchases or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2014, the Company does not have any debt outstanding.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2014.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2014, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.     Legal Proceedings

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.3 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 21, 2014	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)