Form 10-K
period 2014-06-30
FLEXSTEEL INDUSTRIES INC
filed 2014-08-28
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2013 (which was the last business day of the registrant’s most recently completed second quarter) was $147,778,235.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,370,735 Common Shares ($1 par value) as of August 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2014 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2014	2013	2012
Residential	$359,565	$311,214	$275,442
Commercial	78,978	74,975	76,647
	$438,543	$386,189	$352,089

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

          We integrate our manufactured products with finished products acquired from offshore suppliers who can meet our quality specification and scheduling requirements. We will continue to pursue and refine this blended strategy, offering customers manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. This blended focus on products allows the Company to provide a wide range of price points, styles and product categories to satisfy customer requirements.

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

Foreign Operations
The Company makes minimal export sales. At June 30, 2014, the Company had approximately 90 employees located in Asia to inspect and coordinate the delivery of purchased products.

Customer Backlog
The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2014	June 30, 2013	June 30, 2012
$45,000	$43,300	$38,700

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

Trademarks and Patents

          The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which are due to expire on dates ranging from 2014-2031.

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

Fiscal Year Ended June 30,	Expenditures
2014	$2,820
2013	$2,520
2012	$2,310

Employees
The Company had 1,350 employees as of June 30, 2014, including 220 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

The executive officers of the Company, their ages, positions (in each case as of August 19, 2014), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (58)	President & Chief Executive Officer (2012)
Timothy E. Hall (56)	Senior Vice President-Finance, Chief Financial Officer, Secretary & Treasurer (2000)
Jeffrey T. Bertsch (59)	Senior Vice President of Corporate Services (1989)
Julia K. Bizzis (57)	Senior Vice President Strategic Growth (2013)
Donald D. Dreher (64)	Senior Vice President (2004)
James R. Richardson (70)	Senior Vice President of Residential Sales and Marketing (1979)

Item 1A.	Risk Factors

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

          Our business information systems could be impacted by disruptions and security breaches.

          The Company employs information technology systems to support its global business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with the Company’s operations, compromise information belonging to the Company and its customers and suppliers, and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. While security breaches and other disruptions to the Company’s information technology networks and infrastructure could happen, none have occurred to date that have had a material impact to the Company. There may be other challenges and risks as the Company upgrades and standardizes its business information systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

          Our operations may be impacted by various business interruptions.

          Uncharacteristic or significant weather conditions, natural disasters, political or civil unrest in the countries in which we operate and source products from can cause property damage or interrupt our business operations. These events can lead to damaged property, lost sales or lost customers and could adversely affect our short-term results of operations.

          If we are unable to obtain bank credit or generate cash flow from our operations, our financial position, liquidity and results of operations could suffer.

          We are dependent on a stable, liquid and well-functioning financial system to fund our operations and capital investments. Our continued access to these markets depends on multiple factors including the condition of capital markets, our operating performance and maintaining a strong balance sheet. If we lose our ability to generate cash flow from operations or our availability to borrow with our financial institutions to meet capital and operational needs, our liquidity and results of operations could suffer.

          Our products are considered deferrable purchases for consumers during economic downturns. Prolonged negative economic conditions could impact our business.

          Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishings and commercial products. These events could impact retailers, offices, hospitality, recreational vehicle seating and healthcare businesses resulting in an impact on our business. A recovery in our sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of home furnishings and commercial products purchases.

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

          We participate in, and make periodic contributions to, three multi-employer pension plans that cover union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of our participation, we could experience greater volatility in our overall pension funding obligations. Our obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

          The Company owns the following facilities as of June 30, 2014:

Location	Approximate Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	305,000	Manufacturing and Distribution
Dublin, Georgia	300,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	691,000	Distribution
Dubuque, Iowa	719,000	Manufacturing and Distribution
Dubuque, Iowa	40,000	Corporate Office
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

          The Company leases the following facilities as of June 30, 2014:

Location	Approximate Size (square feet)	Principal Operations
Cerritos, California	32,000	Distribution
Riverside, California	65,000	Distribution
Ferdinand, Indiana	101,000	Distribution
Louisville, Kentucky	15,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing

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

          Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. In February 2014, the Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination.

          The Company will continue to pursue the recovery of defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Company filed an appeal to the Iowa Supreme Court regarding two adverse opinions of an Iowa District Court regarding coverage issues. The Iowa Court of Appeals reversed the District Court, ruling in favor of the Company, and the Iowa Supreme Court denied further review. The cases have now been returned to the Iowa District Court for further proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Share Investment Performance

          The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock; (2) The NASDAQ Global Market; and (3) an industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Dixie Group Inc., Ethan Allen Interiors Inc., Hooker Furniture Corp., iRobot Corp., Johnson Outdoors Inc., Kimball International, Knoll Inc., La-Z-Boy Inc., Lifetime Brands Inc., Patrick Industries Inc., and Select Comfort Corp.

	2009	2010	2011	2012	2013	2014
Flexsteel	100.00	133.88	181.69	252.65	320.13	446.85
Peer Group	100.00	152.33	230.26	224.73	322.00	348.35
NASDAQ	100.00	112.55	148.28	143.73	187.07	251.34

The NASDAQ Global Select Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock *				Cash Dividends Per Share
	Fiscal 2014		Fiscal 2013
	High	Low	High	Low	Fiscal 2014	Fiscal 2013
First Quarter	$25.96	$22.27	$23.28	$18.68	$0.15	$0.15
Second Quarter	31.65	22.51	23.44	19.01	0.15	0.15
Third Quarter	38.63	25.77	26.29	21.15	0.15	0.15
Fourth Quarter	40.44	30.61	25.43	18.56	0.15	0.15

*	Reflects the market price as reported on The NASDAQ Global Market through January 2, 2013 and on The NASDAQ Global Select Market thereafter.

          The Company estimates there were approximately 4,000 holders of common stock of the Company as of June 30, 2014. There were no repurchases of the Company’s common stock during the quarter ended June 30, 2014. The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

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

Five-Year Review
(Amounts in thousands, except certain ratios and per share data)

	2014	2013	2012	2011	2010
SUMMARY OF OPERATIONS
Net sales	$438,543	$386,189	$352,089	$339,426	$326,466
Cost of goods sold	338,280	295,720	266,810	262,124	251,685
Operating income	22,286	20,271	20,246	15,864	17,529
Interest and other income	1,514	610	422	343	361
Interest expense	—	—	—	—	439
Income before income taxes	23,800	20,881	20,668	16,207	17,451
Income tax provision	8,810	7,730	7,600	5,790	6,650
Net income (1) (2) (3)	14,990	13,151	13,068	10,417	10,801
Earnings per common share: (1) (2) (3)
Basic	2.07	1.87	1.93	1.56	1.63
Diluted	2.00	1.80	1.86	1.50	1.61
Cash dividends declared per common share	$0.60	$0.60	$0.45	$0.30	$0.20
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	7,231	7,041	6,781	6,693	6,608
Diluted	7,511	7,326	7,008	6,929	6,697
Total assets	$210,213	$192,539	$181,672	$164,677	$157,670
Property, plant and equipment, net	31,900	32,145	29,867	21,387	21,614
Capital expenditures	4,187	6,225	10,939	2,573	1,251

Working capital (current assets less current liabilities)	128,644	113,699	103,744	100,683	90,800
Shareholders’ equity	$166,735	$151,237	$139,442	$128,573	$117,612
SELECTED RATIOS
Net income, as a percent of sales	3.4	3.4	3.7	3.1	3.3
Current ratio	4.5 to 1	4.2 to 1	4.3 to 1	4.6 to 1	3.9 to 1
Return on ending shareholders’ equity	9.0	8.7	9.4	8.1	9.2
Average number of employees	1,380	1,320	1,280	1,320	1,400

(1)	Fiscal 2014 net income and per share amounts include litigation settlement costs of $3.9 million (after tax) or $0.52 per share.
(2)	Fiscal 2013 net income and per share amounts include executive transition costs of $0.8 million (after tax) or $0.11 per share.
(3)

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

Recently Issued Accounting Pronouncements

          See Item 8. Note 1 to the Company’s consolidated financial statements.

Results of Operations

          The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2014, 2013 and 2012. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(77.1)	(76.6)	(75.8)
Gross margin	22.9	23.4	24.2
Selling, general and administrative	(16.4)	(18.2)	(18.4)
Litigation settlement costs	(1.4)	—	—
Operating income	5.1	5.2	5.8
Interest and other income	0.3	0.2	0.1
Income before income taxes	5.4	5.4	5.9
Income tax provision	(2.0)	(2.0)	(2.2)
Net income	3.4%	3.4%	3.7%

Fiscal 2014 Compared to Fiscal 2013

          Net sales for fiscal 2014 were $438.5 million compared to $386.2 million in the prior fiscal year, an increase of 13.6%. For the fiscal year ended June 30, 2014, residential net sales were $359.6 million compared to $311.2 million for the year ended June 30, 2013, an increase of 15.5%. The residential net sales increase of $48.3 million for the year ended June 30, 2014 resulted from capturing demand for upholstered and ready-to-assemble products. Commercial net sales were $79.0 million for the year ended June 30, 2014, an increase of 5.3% from net sales of $75.0 million for the year ended June 30, 2013.

          Gross margin for the fiscal year ended June 30, 2014 was 22.9% compared to 23.4% for the prior fiscal year. The decrease in the current fiscal year was primarily due to price discounting on certain case goods to address changing customer requirements.

          Selling, general and administrative expenses (SG&A) for the fiscal year ended June 30, 2014 were 16.4% of net sales compared to 18.2% in the prior fiscal year. The Company incurred approximately $2.1 million of legal defense costs during the current fiscal year which has been recorded in SG&A expense. The Company received reimbursements of legal defense costs of approximately $2.8 million from insurers which has been reflected as a reduction of legal expenses in SG&A expenses for the current fiscal year. The prior fiscal year included $2.3 million in legal defense costs.

          In December 2013, the Company entered into an agreement to settle the Indiana civil litigation in order to eliminate the ongoing costs and distraction of the litigation. In February 2014, the Company contributed $6.25 million to the settlement as part of an agreement. In reaching the agreement, the Company did not admit any wrongdoing and believes that it did not cause or contribute to the contamination at issue. This amount is recorded as litigation settlement costs in the consolidated statements of income.

          The effective tax rate was 37% for fiscal years ended June 30, 2014 and 2013.

          The fiscal year 2014 net income increased $1.8 million to $15.0 million, the highest ever reported for the Company. The number of diluted shares increased during fiscal 2014 due to additional shares outstanding and the impact of more dilutive stock options at June 30, 2014 based on the Company’s higher stock trading price, resulting in the Company reporting diluted earnings per share of $2.00 for fiscal year 2014 versus $1.80 for fiscal year 2013. All earnings per share amounts are on a diluted basis.

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

          Selling, general and administrative expenses for the fiscal year ended June 30, 2013 were 18.2% of net sales compared to 18.4% in the prior fiscal year. Fiscal year 2013 includes executive transition costs of $1.3 million or 0.4% of net sales.

          The effective tax rate for the fiscal year ended June 30, 2013 was 37.0% compared to 36.8% for fiscal year 2012. The change in effective tax rate is primarily due to the lower benefit of the Domestic Manufacturing Deduction under Internal Revenue Code Section 199 (DMD), which provides a tax benefit on U.S. based manufacturing, and the limitation on executive compensation deduction.

          The fiscal year 2013 net income increased $0.1 million to $13.2 million. The number of diluted shares increased during fiscal 2013 due to additional shares outstanding and the impact of the Company’s higher stock trading price on outstanding options, resulting in the Company reporting diluted earnings per share of $1.80 for fiscal year 2013 versus $1.86 for fiscal year 2012.

Liquidity and Capital Resources

          Working capital (current assets less current liabilities) at June 30, 2014 was $128.6 million as compared to $113.7 million at June 30, 2013. Significant changes in working capital during fiscal year 2014 included increases in cash of $11.2 million, inventories of $5.5 million and accounts receivable of $2.5 million. The higher inventory levels support anticipated increased sales volume in upholstered and ready-to-assemble product categories.

          The Company’s main source of liquidity is cash and cash flows from operations. As of June 30, 2014 and 2013, the Company had cash totaling $22.2 million and $10.9 million, respectively. The Company maintains a credit agreement which provides short-term working capital financing up to $25.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2014 totaled $2.7 million, leaving borrowing availability of $22.3 million. The Company did not utilize any borrowing availability under the credit facility during the year other than the aforementioned letters of credit. The credit agreement expires June 30, 2016. At June 30, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement.

          An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 2%, and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the year and no amount was outstanding on the line of credit at June 30, 2014. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $3.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

          Cash increased by $11.2 million during fiscal year 2014 with net cash provided by operating activities of $16.2 million driven primarily by net income of $15.0 million and proceeds received from stock option exercises of $2.4 million, partially offset by capital expenditures of $4.2 million and payment of dividends of $4.3 million.

          Net cash provided by operating activities was $16.2 million and $5.9 million in fiscal year 2014 and 2013, respectively. Net income of $15.0 million was the primary driver of net cash provided by operating activities in fiscal year 2014 and reflects the cash paid for litigation settlement costs. The Company had net income of $13.2 million that included $4.9 million in non-cash charges in fiscal year 2013 and was offset by cash utilized for operating assets and liabilities of $12.2 million.

          Net cash used in investing activities was $4.4 million and $6.0 million in fiscal years 2014 and 2013, respectively. Capital expenditures were $4.2 million and $6.2 million during fiscal years 2014 and 2013, respectively.

          Net cash used in financing activities was $0.6 million and $2.9 million in fiscal years 2014 and 2013, respectively, primarily for the payment of dividends of $4.3 million and $4.2 million, partially offset by proceeds from issuance of common stock of $2.4 million and $1.1 million and excess tax benefit from stock-based payment arrangements of $1.4 million and $ 0.2 million in fiscal years 2014 and 2013, respectively.

          The Company expects that capital expenditures for fiscal year 2015 will include approximately $35-$40 million for purchasing and equipping a Midwest Distribution Center and $6.0 million for other operating capital primarily for delivery and manufacturing equipment and information technology infrastructure. Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2015. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

          At June 30, 2014, the Company has no long-term debt obligations and therefore, no contractual interest payments are included in the table below. The following table summarizes the Company’s contractual obligations at June 30, 2014 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$12,081	$2,781	$4,139	$3,508	$1,653
Supplemental retirement plans	4,089	693	—	—	3,396
Total contractual obligations	16,170	3,474	4,139	3,508	5,049

          The long-term portion of the contractual obligations associated with the Company’s supplemental retirement plans are included in the table above under more than five years as the Company cannot predict when the events that trigger payment will occur. At June 30, 2014, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the uncertain tax positions from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

          See Note 6 to the consolidated financial statements of this Annual Report on Form 10-K.

Outlook

          Due to existing strong order backlog and positive order trends the Company expects top line growth will continue into fiscal year 2015. Growth is expected from existing customers and products, and through expanding our product portfolio and customer base. The Company believes this growth will be led by increased demand for upholstered and ready-to-assemble products. The Company is confident in its ability to take advantage of market opportunities.

          The Company has started two multi-year initiatives designed to enhance customer experience and increase shareholder value. In anticipation of future growth we are implementing a logistics strategy, and are assessing our business information requirements. Consistent with the logistics strategy and subject to closing, the Company will be investing $35-$40 million to purchase and equip a Midwest distribution center. We are still in the preliminary stages of the business information system assessment. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Other operating capital expenditures are estimated at $6.0 million for fiscal 2015. The Company believes it has adequate working capital, ability to generate cash flow and borrowing capabilities to execute the two multi-year initiatives.

          The Company remains committed to its core strategies, which include providing a wide range of quality product offerings and price points to the residential and commercial markets, combined with a conservative approach to business. We will maintain our focus on a strong balance sheet through emphasis on cash flow and increasing profitability. We believe these core strategies are in the best interest of our shareholders.

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

          Foreign Currency Risk – During fiscal years 2014, 2013 and 2012, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not directly exposed to market risk associated with currency exchange rates and prices.

          Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2014, the Company did not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flexsteel Industries, Inc.

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2014 of the Company and our report dated August 27, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

August 27, 2014

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	June 30,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$22,176	$10,934
Trade Receivables - less allowances: 2014, $1,370; 2013, $1,560	38,536	36,075
Inventories	97,940	92,417
Deferred income taxes	4,230	4,970
Other	2,528	4,805
Total current assets	165,410	149,201
NONCURRENT ASSETS:
Property, plant and equipment, net	31,900	32,145
Deferred income taxes	2,170	1,190
Other assets	10,733	10,003
TOTAL	$210,213	$192,539

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$15,818	$13,927
Accrued liabilities:
Payroll and related items	8,452	7,836
Insurance	4,602	4,667
Other	7,894	9,072
Total current liabilities	36,766	35,502
LONG-TERM LIABILITIES:
Supplemental retirement plans	3,396	2,414
Other liabilities	3,316	3,386
Total liabilities	43,478	41,302
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock - $50 par value; authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value; authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2014, 7,370,735 shares; 2013, 7,106,723 shares	7,371	7,107
Additional paid-in capital	15,386	10,615
Retained earnings	145,234	134,606
Accumulated other comprehensive loss	(1,256)	(1,091)
Total shareholders’ equity	166,735	151,237
TOTAL	$210,213	$192,539

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Amounts in thousands, except per share data)

	For the years ended June 30,
	2014	2013	2012
Net sales	$438,543	$386,189	$352,089
Cost of goods sold	(338,280)	(295,720)	(266,810)
Gross margin	100,263	90,469	85,279
Selling, general and administrative	(71,727)	(70,198)	(65,033)
Litigation settlement costs	(6,250)	—	—
Operating income	22,286	20,271	20,246
Interest and other income	1,514	610	422
Income before income taxes	23,800	20,881	20,668
Income tax provision	(8,810)	(7,730)	(7,600)
Net income	$14,990	$13,151	$13,068
Weighted average number of common shares outstanding:
Basic	7,231	7,041	6,781
Diluted	7,511	7,326	7,008
Earnings per share of common stock:
Basic	$2.07	$1.87	$1.93
Diluted	$2.00	$1.80	$1.86
Cash dividends declared per common share	$0.60	$0.60	$0.45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the years ended June 30,
	2014	2013	2012
Net income	$14,990	$13,151	$13,068

Other comprehensive (loss) income:
Unrealized gains on securities in supplemental retirement plans	674	452	141
Reclassification of realized gain on supplemental retirement plans to other income	(1,316)	(356)	(146)
Unrealized (losses) gains on securities in supplemental retirement plans before taxes(1)	(642)	96	(5)

Income tax benefit (expense) related to securities in supplemental retirement plans (losses) gains	244	(36)	2
Net unrealized gains (losses) on securities in supplemental retirement plans	(398)	60	(3)

Minimum pension liability	376	787	(1,771)
Income tax (expense) benefit related to minimum pension Liability	(143)	(299)	670
Net minimum pension liability	233	488	(1,101)

Other comprehensive (loss) income, net of tax	(165)	548	(1,104)

Comprehensive income	$14,825	$13,699	$11,964

(1)	See Note 9 to the Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
(Amounts in thousands)

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at June 30, 2011	$6,711	$6,698	$115,699	$(535)	$128,573
Issuance of common stock:
Stock options exercised, net	156	761	—	—	917
Unrealized gain on available for sale investments, net of tax	—	—	—	(3)	(3)
Long-term incentive compensation	39	761	—	—	800
Stock-based compensation	—	256	—	—	256
Minimum pension liability adjustment, net of tax	—	—	—	(1,101)	(1,101)
Cash dividends declared	—	—	(3,068)	—	(3,068)
Net income	—	—	13,068	—	13,068
Balance at June 30, 2012	$6,906	$8,476	$125,699	$(1,639)	$139,442
Issuance of common stock:
Stock options exercised, net	92	1,197	—	—	1,289
Unrealized gain on available for sale investments, net of tax	—	—	—	60	60
Long-term incentive compensation	109	442	—	—	551
Stock-based compensation	—	500	—	—	500
Minimum pension liability adjustment, net of tax	—	—	—	488	488
Cash dividends declared	—	—	(4,244)	—	(4,244)
Net income	—	—	13,151	—	13,151
Balance at June 30, 2013	$7,107	$10,615	$134,606	$(1,091)	$151,237
Issuance of common stock:
Stock options exercised, net	223	2,165	—	—	2,388
Unrealized gain on available for sale investments, net of tax	—	—	—	(398)	(398)
Long-term incentive compensation	41	724	—	—	765
Stock-based compensation	—	525	—	—	525
Excess tax benefit from stock-based payment arrangements	—	1,357	—	—	1,357
Minimum pension liability adjustment, net of tax	—	—	—	233	233
Cash dividends declared	—	—	(4,362)	—	(4,362)
Net income	—	—	14,990	—	14,990
Balance at June 30, 2014	$7,371	15,386	145,234	(1,256)	166,735

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$14,990	$13,151	$13,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,197	3,803	2,835
Deferred income taxes	(138)	414	23
Stock-based compensation expense	1,290	1,051	1,056
Excess tax benefit from stock-based payment arrangements	(1,357)	(182)	—
Provision for losses on accounts receivable	6	(215)	(150)
Other non-cash, net	42	69	7
Gain on disposition of capital assets	(90)	(18)	(34)
Changes in operating assets and liabilities:
Trade receivables	(2,467)	(2,260)	(2,000)
Inventories	(5,523)	(9,728)	(9,009)
Other current assets	(278)	58	50
Other assets	(163)	(307)	(308)
Accounts payable - trade	2,117	1,082	2,699
Accrued liabilities	2,986	(138)	572
Other long-term liabilities	265	(665)	(174)
Supplemental retirement plans	360	(210)	342
Net cash provided by operating activities	16,237	5,905	8,977
INVESTING ACTIVITIES:
Purchases of investments	(5,537)	(1,086)	(777)
Proceeds from sales of investments	5,209	1,273	405
Proceeds from sale of capital assets	98	21	34
Capital expenditures	(4,187)	(6,225)	(10,939)
Net cash used in investing activities	(4,417)	(6,017)	(11,277)
FINANCING ACTIVITIES:
Dividends paid	(4,323)	(4,213)	(2,535)
Proceeds from issuance of common stock	2,388	1,107	916
Excess tax benefit from stock-based payment arrangements	1,357	182	—
Net cash used in financing activities	(578)	(2,924)	(1,619)
Increase (decrease) in cash and cash equivalents	11,242	(3,036)	(3,919)
Cash at beginning of year	10,934	13,970	17,889
Cash at end of year	$22,176	$10,934	$13,970

	FOR THE YEARS ENDED JUNE 30,
	2014	2013	2012
SUPPLEMENTAL INFORMATION
Income taxes paid	$6,880	$7,250	$6,237
Capital expenditures in accounts payable	$35	$261	$389

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal year 2014, 2013 and 2012.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $6.1 million, $5.6 million and $4.9 million in fiscal 2014, 2013 and 2012, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $2.8 million, $2.5 million and $2.3 million in fiscal 2014, 2013 and 2012, respectively.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year. For workers’ compensation the Company retains the first $450,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within accrued liabilities – insurance on the consolidated balance sheets.

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

In computing EPS for the fiscal years ended 2014, 2013 and 2012, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2014	2013	2012

Basic shares	7,231	7,041	6,781

Potential common shares:
Stock options	254	253	142
Long-term incentive plan	26	32	85
	280	285	227

Diluted shares	7,511	7,326	7,008

Anti-dilutive shares	—	10	300

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for the Company beginning in fiscal year 2018, early adoption is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but believes there will be no material impact, if any.

2.	INVENTORIES

Inventories valued on a LIFO basis (steel) would have been approximately $1.4 million and $1.7 million higher at June 30, 2014 and 2013, respectively, if they had been valued on a FIFO basis. At June 30, 2014 and 2013 the total value of LIFO inventory was $2.7 million and $2.6 million, respectively. There was no material liquidation of LIFO inventory in 2014, 2013, or 2012. A comparison of inventories is as follows:

(in thousands)	June 30,
	2014	2013
Raw materials	$11,603	$10,684
Work in process and finished parts	5,470	5,410
Finished goods	80,867	76,323
Total	$97,940	$92,417

3.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2014	2013
Land		$4,460	$4,233
Buildings and improvements	5-39	49,436	49,147
Machinery and equipment	3-7	27,460	27,048
Delivery equipment	3-5	19,556	18,689
Furniture and fixtures	3-7	6,293	6,265
Total		107,205	105,382
Less accumulated depreciation		(75,305)	(73,237)
Net		$31,900	$32,145

4.	OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2014	2013
Cash value of life insurance	$7,529	$7,337
Rabbi Trust assets (see Note 9)	3,095	2,529
Other	109	137
Total	$10,733	$10,003

5.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2014	2013
Dividends	$1,106	$1,067
Income taxes	737	299
Advertising	2,706	2,220
Warranty	1,020	1,000
Supplemental retirement plans - current	693	2,989
Other	1,632	1,497
Total	$7,894	$9,072

6.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $25.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2014 totaled $2.7 million, leaving borrowing availability of $22.3 million. The Company did not utilize any borrowing availability under the credit facility during the year other than the aforementioned letters of credit. The credit agreement expires June 30, 2016. At June 30, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $8.0 million line of credit, with interest at prime minus 2%, and where its routine banking transactions are processed. The Company did not utilize any borrowing availability during the year and no amount was outstanding on the line of credit at June 30, 2014. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $3.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	June 30,
	2014	2013
Gross unrecognized tax benefits	$1,290	$1,085
Accrued interest and penalties	490	425
Gross liabilities related to unrecognized tax benefits	$1,780	$1,510

Deferred tax assets	$520	$440

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2014	2013	2012
Balance at July 1	$1,085	$1,000	$970
Additions based on tax positions related to the current year	325	265	207
Additions for tax positions of prior years	—	100	—
Reductions for tax positions of prior years	(120)	(280)	(177)
Balance at June 30	$1,290	$1,085	$1,000

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision is as follows for the years ended June 30:

(in thousands)	2014	2013	2012
Federal- current	$8,395	$6,750	$6,969
State - current	553	566	608
Deferred	(138)	414	23
Total	$8,810	$7,730	$7,600

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	2.2	2.6	2.9
Other	(0.2)	(0.6)	(1.1)
Effective tax rate	37.0%	37.0%	36.8%

The effective tax rate for the fiscal years ended June 30, 2014 and 2013 was 37.0% and 36.8% for fiscal year ended June 30, 2012.

The primary components of deferred tax assets and (liabilities) are as follows:

(in thousands)	June 30, 2014		June 30, 2013
	Current	Long-term	Current	Long-term
Accounts receivable	$520	$—	$590	$—
Inventory	1,660	—	1,530	—
Self-insurance	600	—	500	—
Employee benefits	650	—	800	—
Accrued expenses	540	—	550	—
Property, plant and equipment	—	(740)	—	(1,150)
Supplemental retirement plans	260	1,290	1,000	810
Other	—	1,620	—	1,530
Total	$4,230	$2,170	$4,970	$1,190

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2010–2013 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1) Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of June 30, 2014, no shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance period July 1, 2013 – June 30, 2016. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.5 million for the fiscal year ended June 30, 2014 related to this plan. If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods (2014-2016) would be $1.1 million.

The aggregate number of shares that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)
Performance Period	Minimum	Target	Maximum
Fiscal Year 2014 - 2016	16	47	90

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of June 30, 2014, 189,030 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance periods beginning July 1, 2011 and ending on June 30, 2014 and beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the consolidated balance sheets. As of June 30, 2014 and 2013, the Company has recorded the cash-portion of awards payable of $0.6 million within current liabilities and $0.4 million within long-term liabilities. For the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded expense of $0.9 million, $1.2 million and $1.8 million, respectively.

For the fiscal years 2012-2014 awards, based on the Company’s performance during that period, $1.0 million of compensation expense has been recognized over the requisite service periods. If the target performance goals would be achieved for the fiscal years 2013-2015 awards, the amount of compensation cost recognized over the requisite service periods would be $1.0 million based on the fair values at June 30, 2014.

The aggregate number of shares and cash that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)	Minimum		Target		Maximum
Performance Period	Shares	Cash	Shares	Cash	Shares	Cash
Fiscal Year 2012 - 2014	8	$298	22	$853	35	$1,365
Fiscal Year 2013 - 2015	8	$333	23	$951	36	$1,522

(2)	Stock Plans

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

In fiscal year 2014, the Company issued options for 57,450 common shares at a weighted average exercise price of $27.49 (the fair market value on the date of grant). The options were immediately available for exercise. For fiscal year ended June 30, 2014, the Company recorded expense of $0.4 million. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2014 under this plan; dividend yield of 2.2%; expected volatility of 32.6%; risk-free interest rate of 1.5%; and an expected life of 5 years. The expected volatility and expected life are determined based on historical data. The weighted-average grant date fair value of stock options granted during fiscal year 2014 was $6.63. The cash proceeds from stock options exercised were $0.1 million for fiscal years ended 2014. At June 30, 2014, 641,550 shares were available for future grants.

2002, 2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. Due to the adoption of the Omnibus Stock Plan in December 2013, no additional options can be granted under the 2002, 2006 and 2009 stock option plans.

There were no options granted and no expense was recorded under these Plans during the fiscal year ended June 30, 2014. For fiscal years ended June 30, 2013 and 2012, the Company issued options for 89,300 and 82,500 common shares at weighted average exercise prices of $20.31 and $13.87 (the fair market value on the date of grant), respectively. The options were immediately available for exercise. The Company recorded compensation expense of $0.5 million and $0.3 million during fiscal years ended 2013 and 2012, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2013 and 2012, respectively; dividend yield of 2.5% and 2.9%; expected volatility of 35.4% and 34.4%; risk-free interest rate of 0.8% and 0.9%; and an expected life of 5 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during fiscal years 2013 and 2012 was $5.06 and $3.11, respectively. The cash proceeds from stock options exercised were $2.3 million, $1.1 million and $0.9 million, respectively, for fiscal years ended 2014, 2013 and 2012. The income tax benefit related to the exercise of stock options was $0.4 million, $0.2 million and $0.1 million for fiscal years ended 2014, 2013 and 2012, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2014, 2013 and 2012 and the changes during the years then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2012	818	$13.94	$4,783
Granted	89	20.31
Exercised	(109)	13.38
Canceled	(11)	16.09
Outstanding and exercisable at June 30, 2013	787	$14.71	$7,609
Granted	58	27.49
Exercised	(292)	15.55
Canceled	(29)	19.35
Outstanding and exercisable at June 30, 2014	524	$15.39	$9,403

The following table summarizes information for options outstanding and exercisable at June 30, 2014:

	Options Outstanding (in thousands)	Weighted Average
Range of Prices		Remaining Life (Years)	Exercise Price
$6.81 - 8.55	93	5.0	$7.73
12.35 - 13.90	153	4.4	12.93
14.40 – 17.23	150	3.1	15.83
19.21 – 27.57	128	8.8	23.33
$6.81 – 27.57	524	5.2	$15.39

9.	BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total pension and retirement plan expense was $1.9 million, $1.8 million and $1.6 million in fiscal years 2014, 2013 and 2012. The amounts include $0.5 million in fiscal year 2014, $0.5 million in fiscal year 2013 and $0.4 million in fiscal 2012, for the Company’s matching contribution to retirement savings plans.

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

The Company’s participation in these plans for the annual period ended June 30, 2014, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and 2012, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less that 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection Act Zone Status			Company Contributions (in thousands)				Expiration Date of Collective Bargaining Agreement	Number of Company Employees in Plan
	EIN/Pension Plan Number	June 30,		Rehabilitation Plan Status				Surcharge Imposed
Pension Fund		2014	2013		2014	2013	2012

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$252	$243	$254	No	03/28/2015	19

Steelworkers Pension Trust	23-6648508	Green	Green	No	380	347	285	No	10/31/2015	196

Central Pension Fund	36-6052390	Green	Green	No	7	7	7	No	05/31/2017	3
					$639	$597	$546

The cumulative cost to exit the Company’s multi-employer plans was approximately $8.9 million on June 30, 2014.

Supplemental Retirement Plans

The Company has unfunded supplemental retirement plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. At June 30, 2014 and 2013, the supplemental retirement plan liability was $4.1 million and $5.4 million, respectively, of which $0.7 million and $3.0 million were recorded in other current liabilities and $3.4 million and $2.4 million were recorded in other long-term liabilities, respectively. The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. For fiscal 2014, 2013 and 2012, the benefit obligation was increased by interest expense of $1.4 million, $0.5 million and $0.3 million, deposits of $0.3 million, $0.5 million and $0.4 million, and decreased by payments of $3.1 million, $1.3 million and $0.4 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2014, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the consolidated balance sheets at fair market value. As of June 30, 2014 and 2013, the fair market value of the assets held in the Rabbi Trust were $3.8 million and $5.8 million, respectively, $0.7 million and $3.3 million, respectively, of the assets are classified as other current assets and $3.1 million and $2.5 million, respectively, are classified as other assets in the consolidated balance sheets. These assets are classified as Level 2 in accordance with fair value accounting as discussed in Note 1.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 408 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2014 and 2013, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $0.7 million and $1.5 million, respectively. The accumulated benefit obligation was $7.8 million and $7.4 million at fiscal years ended June 30, 2014 and 2013, respectively. The Company recorded expense of $0.1 million, $0.1 million and $0.0 million during fiscal years 2014, 2013 and 2012, respectively, related to the plan.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2014	2013	2012
Available-for-sale securities, net of tax (1)	$(5)	$394	$334
Pension and other post-retirement benefit adjustments, net of tax (2)	(1,251)	(1,485)	(1,973)
Total accumulated other comprehensive loss	$(1,256)	$(1,091)	$(1,639)

(1)	The tax effect on the available-for-sale securities is a tax (benefit) expense of $(0.0) million, $0.2 million and $0.2 million at June 30, 2014, 2013 and 2012, respectively.
(2)	The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $0.8 million, $0.9 million and $1.2 million at June 30, 2014, 2013 and 2012, respectively.

11.	LITIGATION

Indiana Civil Litigation– In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination. This settlement is recorded as litigation settlement costs in the consolidated statements of income.

During the fiscal years ended June 30, 2014, 2013 and 2012, the Company recorded $2.1 million, $2.3 million and $2.4 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

During the fiscal year ended June 30, 2014, the Company received approximately $2.8 million from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses. The Company did not receive reimbursements for certain legal defense costs during fiscal years 2013 and 2012. The Company will continue to pursue the recovery of additional defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Company filed an appeal to the Iowa Supreme Court regarding two adverse opinions of an Iowa District Court regarding coverage issues. The Iowa Court of Appeals reversed the District Court, ruling in favor of the Company, and the Iowa Supreme Court denied further review. The cases have now been returned to the Iowa District Court for further proceedings.

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $2.8 million, $2.5 million and $2.2 million in fiscal 2014, 2013 and 2012, respectively.

Expected future minimum commitments under operating leases as of June 30, 2014 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2015	$2,781
2016	2,464
2017	1,675
2018	1,727
2019	1,781
Thereafter	1,653
$12,081

13.	SEGMENT REPORTING

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2014	2013	2012
Residential	$359,565	$311,214	$275,442
Commercial	78,978	74,975	76,647
	$438,543	$386,189	$352,089

14.	SUBSEQUENT EVENT

On August 8, 2014, the Company entered into an agreement with ELHC I, LLC (the Seller), to purchase real property from the Seller for $24.1 million. The real property is located in Edgerton, Kansas and includes approximately 26.6 acres of land together with a building of approximately 500,000 square feet. The Company intends to utilize available cash and borrowing availability to fund the transaction.

15.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2014:
Net sales	$104,348	$112,534	$110,532	$111,129
Gross margin	23,645	26,059	25,044	25,515
Litigation settlement	—	(6,250)	—	—
Net income	3,768	1,170	4,420	5,632
Earnings per share:
Basic	$0.53	$0.16	$0.61	$0.77
Diluted	$0.51	$0.16	$0.58	$0.74

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2013:
Net sales	$91,237	$94,590	$98,351	$102,010
Gross margin	21,101	22,747	22,839	23,781
Net income	2,872	2,922	3,118	4,240
Earnings per share:
Basic	$0.41	$0.42	$0.44	$0.60
Diluted	$0.40	$0.40	$0.42	$0.57

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2014.

          Changes in internal control over financial reporting – During the fiscal quarter ended June 30, 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

          Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2014. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

          None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information contained in the Company’s 2014 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nomination Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

          The information contained in the Company’s 2014 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information contained in the Company’s 2014 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information contained under the sections “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s 2014 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          The information contained in the Company’s 2014 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

	The financial statements of the Company are set forth above in Item 8.

	(2)	Schedules

	The following financial statement schedules for the years ended June 30, 2014, 2013 and 2012 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2014, 2013 and 2012

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Additions to (Deductions from) Reserves	Balance at End of Year
Accounts Receivable Allowances:
2014	1,560	6	(196)	1,370
2013	$1,910	$(215)	$(135)	$1,560
2012	$2,000	$(150)	$60	$1,910

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibits

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

10.1	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.2	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.3	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.4	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

10.5

Flexsteel Industries, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities and Exchange Commission on October 31, 2006).

10.6

Employment Agreement dated October 1, 2006 between Flexsteel Industries, Inc. and Donald D. Dreher (incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2006). *

10.7

Amendment to Employment Agreement dated June 27, 2008 between Flexsteel Industries, Inc. and Donald D. Dreher (incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008).*

10.8

Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

10.9	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *

10.10

Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2010).

10.11

First Amendment dated June 7, 2011 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.12

Second Amendment dated May 11, 2012 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission on April 18, 2013).

10.13

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

10.15	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.)

10.16	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.)

10.17

Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.)

10.18

Form of Notification of Award for non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.)

10.19

Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.)

10.20

Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013.)

10.21	Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013.)*

10.22	Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013.)*

10.23

Fourth Amendment to Credit Agreement dated June 27, 2014 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2014).

10.24

Revolving Line of Credit Note dated June 27, 2014 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2014).

10.25

Purchase and Sale Agreement dated August 8, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 14, 2014).

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

Date:	August 27, 2014		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 27, 2014	/S/ Lynn J. Davis
Lynn J. Davis
Chair of the Board of Directors

Date:	August 27, 2014	/S/ Karel K. Czanderna
Karel K. Czanderna
Director

Date:	August 27, 2014	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 27, 2014	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 27, 2014	/S/ Patrick M. Crahan
Patrick M. Crahan
Director

Date:	August 27, 2014	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	August 27, 2014	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 27, 2014	/S/ Ronald J. Klosterman
Ronald J. Klosterman
Director

Date:	August 27, 2014	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 27, 2014	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 27, 2014	/S/ James R. Richardson
James R. Richardson
Director

Date:	August 27, 2014	/S/ Nancy E. Uridil
Nancy E. Uridil
Director