Form 10-Q
period 2014-09-30
FLEXSTEEL INDUSTRIES INC
filed 2014-10-17
CIK 37472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of September 30, 2014	7,403,087

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	September 30,
	2014	June 30,
	(UNAUDITED)	2014
ASSETS
CURRENT ASSETS:
Cash	$10,307	$22,176
Trade receivables – less allowances: September 30, 2014, $1,364; June 30, 2014, $1,370	40,941	38,536
Inventories	106,160	97,940
Deferred income taxes	4,230	4,230
Other	3,782	2,528
Total current assets	165,420	165,410
NON-CURRENT ASSETS:
Property, plant and equipment, net	56,737	31,900
Deferred income taxes	2,150	2,170
Other assets	11,081	10,733
TOTAL	$235,388	$210,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$25,479	$15,818
Notes payable	11,996	—
Accrued liabilities:
Payroll and related items	6,144	8,452
Insurance	4,813	4,602
Other	9,756	7,894
Total current liabilities	58,188	36,766
LONG-TERM LIABILITIES:
Supplemental retirement plans	3,692	3,396
Other liabilities	3,062	3,316
Total liabilities	64,942	43,478

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2014, 7,403,087 shares; outstanding June 30, 2014, 7,370,735 shares	7,403	7,371
Additional paid-in capital	15,628	15,386
Retained earnings	148,779	145,234
Accumulated other comprehensive loss	(1,364)	(1,256)
Total shareholders’ equity	170,446	166,735
TOTAL	$235,388	$210,213

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2014	2013
NET SALES	$108,666	$104,348
COST OF GOODS SOLD	(83,146)	(80,703)
GROSS MARGIN	25,520	23,645
SELLING, GENERAL AND ADMINISTRATIVE	(18,391)	(18,209)
OPERATING INCOME	7,129	5,436
INTEREST AND OTHER INCOME	619	502
INCOME BEFORE INCOME TAXES	7,748	5,938
INCOME TAX PROVISION	(2,870)	(2,170)
NET INCOME	$4,878	$3,768

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,371	7,125
Diluted	7,667	7,432

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.66	$0.53
Diluted	$0.64	$0.51

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	Three Months Ended September 30,
	2014	2013
NET INCOME	$4,878	$3,768
OTHER COMPREHENSIVE (LOSS) INCOME:
UNREALIZED (LOSS) GAIN ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	(29)	139
RECLASSIFICATION OF REALIZED LOSS ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(145)	(444)
OTHER COMPREHENSIVE LOSS BEFORE TAXES	(174)	(305)

INCOME TAX BENEFIT RELATED TO SUPPLEMENTAL RETIREMENT PLANS LOSS	66	116
OTHER COMPREHENSIVE LOSS, NET OF TAX	(108)	(189)

COMPREHENSIVE INCOME	$4,770	$3,579

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Three Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES:
Net income	$4,878	$3,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,096	1,011
Deferred income taxes	86	(244)
Stock-based compensation expense	282	151
Excess tax expense (benefit) from stock based payment arrangements	113	(46)
Provision for losses on accounts receivable	(19)	86
Gain on disposition of capital assets	(21)	(5)
Changes in operating assets and liabilities:
Trade receivables	(2,387)	(2,937)
Inventories	(8,220)	(4,714)
Other current assets	(1,165)	(413)
Other assets	(409)	17
Accounts payable – trade	9,565	2,445
Accrued liabilities	(618)	1,570
Other long-term liabilities	(254)	137
Supplemental retirement plans	227	417
Net cash provided by operating activities	3,154	1,243

INVESTING ACTIVITIES:
Purchases of investments	(1,318)	(574)
Proceeds from sales of investments	1,228	250
Proceeds from sale of capital assets	26	11
Capital expenditures	(25,841)	(679)
Net cash used in investing activities	(25,905)	(992)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings	11,996	—
Dividends paid	(1,106)	(1,066)
Excess tax benefit from stock based payment arrangements	(113)	46
Proceeds from issuance of common stock	105	460
Net cash provided by (used in) financing activities	10,882	(560)

Decrease in cash	(11,869)	(309)
Cash at beginning of period	22,176	10,934
Cash at end of period	$10,307	$10,625

SUPPLEMENTAL INFORMATION
(Amounts in thousands)

	Three Months Ended September 30,
	2014	2013
Income taxes paid, net	$1,510	$278
Capital expenditures in accounts payable	131	151

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.6 million and $1.4 million higher at September 30, 2014 and June 30, 2014, respectively, if they had been valued on the FIFO method. At September 30, 2014 and June 30, 2014 the total value of LIFO inventory was $2.8 million and $2.7 million, respectively. A comparison of inventories is as follows:

(in thousands)	September 30, 2014	June 30, 2014
Raw materials	$11,550	$11,603
Work in process and finished parts	5,737	5,470
Finished goods	88,873	80,867
Total	$106,160	$97,940

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of September 30, 2014, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of September 30, 2014, the Supplemental Plan Assets were $3.8 million, with $0.8 million of the Supplemental Plan assets classified as “Other Current Assets” and $3.0 million as “Other Assets” in the Consolidated Balance Sheets. As of June 30, 2014, the Supplemental Plan assets were $3.8 million, with $0.7 million classified as “Other Current Assets” and $3.1 million classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides short-term working capital financing up to $25.0 million with interest of LIBOR plus 1% (1.1565% at September 30, 2014), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2014 totaled $2.9 million. The Company utilized $8.0 million of borrowing availability under the credit facility during the period, which is classified as “Notes Payable” in the Consolidated Balance Sheets, in addition to the aforementioned letters of credit, leaving borrowing availability of $14.1 million. The credit agreement expires June 30, 2016. At September 30, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $8.0 million line of credit, with interest at prime minus 2% (1.25% at September 30, 2014), and where its routine banking transactions are processed. The Company utilized borrowing availability during the period and $4.0 million was outstanding on the line of credit at September 30, 2014, which is classified as “Notes Payable” in the Consolidated Balance Sheets. The credit agreement expires February 13, 2015. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Fair value of the Company’s debt approximates the carrying value.

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

In computing EPS for the quarters ended September 30, 2014 and 2013, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	September 30,
(in thousands)	2014	2013

Basic shares	7,371	7,125
Potential common shares:
Stock options	283	294
Long-term incentive plan	13	13
	296	307
Diluted shares	7,667	7,432
Anti-dilutive shares	—	—

6.	ACQUISITION OF ASSETS

On September 26, 2014, the Company completed the acquisition of a 500,000 square foot building on 26.6 acres of land in Edgerton, Kansas for $24 million, to be used as a distribution facility. The Company utilized cash of $12 million and borrowing availability of $12 million to acquire the land and building.

7.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.3 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination. This settlement was recorded as litigation settlement costs in the Consolidated Statements of Income.

During the quarters ended September 30, 2014 and 2013, the Company recorded $0.1 million and $0.9 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2014 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2014 and 2013. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	(76.5)	(77.3)
Gross margin	23.5	22.7
Selling, general and administrative	(16.9)	(17.5)
Operating income	6.6	5.2
Other income, net	0.5	0.5
Income before income taxes	7.1	5.7
Income tax expense	(2.6)	(2.1)
Net income	4.5%	3.6%

The following table compares net sales in total and by area of application for the quarter ended September 30, 2014 to the prior year quarter.

(in millions)	Net Sales
	Quarter Ended September 30,		$ Change
Area of Application	2014	2013	(in thousands)	% Change
Residential	$92	$84	$8	9%
Commercial	17	20	(3)	(15)%
Total	$109	$104	$5	4%

Results of Operations for the Quarter Ended September 30, 2014 vs. 2013

Net sales for the quarter ended September 30, 2014 were $109 million, a 4% increase compared to $104 million in the prior year quarter. Residential net sales were $92 million in the current quarter, an increase of 9% from the prior year quarter of $84 million. Commercial net sales were $17 million in the current quarter compared to $20 million in the prior year, a decrease of 15%.

Gross margin as a percent of net sales for the quarter ended September 30, 2014 was 23.5% compared to 22.7% in the prior year quarter. The improvement is from product mix changes and focus on margin realization.

Selling, general and administrative (SG&A) expenses were $18.4 million or 16.9% of net sales, compared to $18.2 million or 17.5% of net sales in the prior year quarter ended September 30, 2013. Indiana civil litigation defense costs in the current quarter were $0.1 million compared to $0.9 million in the prior year period.

Operating income for the first quarter ended September 30, 2014 was $7.1 million compared to operating income of $5.4 million in the prior year quarter.

The Company realized a non-taxable gain on life insurance of $0.4 million, or $0.06 per share in the current quarter. The gain is included in “interest and other income” in the consolidated statements of income.

The effective income tax expense rate for the current three-month period was 37.0% compared to an income tax expense rate of 36.5% in the prior year three-month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the three months ended September 30, 2014 of $4.9 million or $0.64 per share compared to $3.8 million or $0.51 per share for the prior year quarter. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2014 was $107 million compared to $129 million at June 30, 2014. The Company purchased land and a building in Edgerton, Kansas for $24 million, to be used as a distribution facility, utilizing cash of $12 million and short-term borrowings of $12 million. Accounts payable increased $10 million primarily due to the timing of payments to suppliers. Inventory increased $8 million to support anticipated increased sales volume in upholstered, case goods and ready-to-assemble product categories.

The Company’s main source of liquidity is cash, cash flows from operations and short-term borrowings. As of September 30, 2014 and June 30, 2014, the Company had cash totaling $10.3 million and $22.2 million, respectively. The Company maintains a credit agreement which provides short-term working capital financing up to $25.0 million with interest of LIBOR plus 1% (1.1565% at September 30, 2014), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2014 totaled $2.9 million. The Company utilized $8.0 million of borrowing availability under the credit facility during the period, which is classified as “Notes Payable” in the Consolidated Balance Sheets, in addition to the aforementioned letters of credit, leaving borrowing availability of $14.1 million. The credit agreement expires June 30, 2016. At September 30, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $8.0 million line of credit, with interest at prime minus 2% (1.25% at September 30, 2014), and where its routine banking transactions are processed. The Company utilized borrowing availability during the period and $4.0 million was outstanding on the line of credit at September 30, 2014, which is classified as “Notes Payable” in the Consolidated Balance Sheets. The credit agreement expires February 13, 2015. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Cash decreased by $11.9 million during the first fiscal quarter of 2014 with net cash provided by operating activities of $3.1 million, capital expenditures of $25.8 million, proceeds from short-term borrowings of $12.0 million and payment of dividends of $1.1 million.

Net cash provided by operating activities of $3.1 million in the first quarter ended September 30, 2014 was comprised primarily of net income of $4.9 million, changes in operating assets and liabilities of $3.3 million and non-cash charges of $1.5 million.

Net cash used in investing activities was $25.9 million and $1.0 million in the quarters ended September 30, 2014 and 2013, respectively. Capital expenditures were $25.8 million and $0.7 million during the quarters ended September 30, 2014 and 2013, respectively.

Net cash provided by financing activities for the quarter ended September 30, 2014 was $10.9 million primarily from proceeds from short-term borrowings of $12.0 million partially offset by payment of dividends of $1.1 million. Net cash used in financing activities was $0.6 million in the quarter ended September 30, 2013 primarily for the payment of dividends of $1.1 million.

The Company expects that capital expenditures for the remainder of fiscal year 2015 will include approximately $8-$10 million to complete interior construction and to equip the distribution facility and $5.0 million for other operating capital expenditures. Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2015. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of September 30, 2014, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2014.

Outlook

Due to existing strong order backlog and positive order trends the Company expects top line growth will continue for fiscal year 2015. Residential growth is expected from existing customers and products, and through expanding our product portfolio and customer base. The Company believes this growth will be led by increased demand for upholstered and ready-to-assemble products. The Company anticipates sales of commercial products consistent with fiscal year 2014. The Company is confident in its ability to take advantage of market opportunities.

The Company has two multi-year initiatives in progress designed to enhance customer experience and increase shareholder value. In anticipation of future growth we are implementing a logistics strategy, and are assessing our business information system requirements. Consistent with the logistics strategy, the Company will be investing an additional $8-$10 million to complete interior construction and to equip the distribution facility. We are in the early stages of the business information system assessment. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Other operating capital expenditures are estimated to be $5.0 million for the remainder of fiscal 2015. The Company believes it has adequate working capital and borrowing capabilities.

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

Foreign Currency Risk – During the quarter ended September 30, 2014 and 2013, the Company did not have sales, purchases, or other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2014.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2014, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

          There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 17, 2014	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)