Form 10-Q
period 2014-12-31
FLEXSTEEL INDUSTRIES INC
filed 2015-02-09
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐. No ☑.

Common Stock - $1.00 Par Value
Shares Outstanding as of December 31, 2014	7,436,031

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share data)

	December 31, 2014	June 30, 2014
ASSETS
CURRENT ASSETS:
Cash	$155	$22,176
Trade receivables – less allowances for doubtful accounts: December 31, 2014, $1,370; June 30, 2014, $1,370	43,504	38,536
Inventories	109,401	97,940
Deferred income taxes	4,640	4,230
Other	5,595	2,528
Total current assets	163,295	165,410
NON-CURRENT ASSETS:
Property, plant and equipment, net	59,956	31,900
Deferred income taxes	1,990	2,170
Other assets	11,412	10,733
TOTAL	$236,653	$210,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$18,620	$15,818
Notes payable	6,481	—
Accrued liabilities:
Payroll and related items	6,511	8,452
Insurance	4,735	4,602
Other	8,580	7,894
Total current liabilities	44,927	36,766
LONG-TERM LIABILITIES:
Notes payable	9,514	—
Supplemental retirement plans	3,819	3,396
Other liabilities	3,181	3,316
Total liabilities	61,441	43,478

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2014, 7,436,031 shares; outstanding June 30, 2014, 7,370,735 shares	7,436	7,371
Additional paid-in capital	16,982	15,386
Retained earnings	152,125	145,234
Accumulated other comprehensive loss	(1,331)	(1,256)
Total shareholders’ equity	175,212	166,735
TOTAL	$236,653	$210,213

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
NET SALES	$114,386	$112,534	$223,052	$216,882
COST OF GOODS SOLD	(87,292)	(86,475)	(170,439)	(167,178)
GROSS MARGIN	27,094	26,059	52,613	49,704
SELLING, GENERAL AND ADMINISTRATIVE	(19,592)	(18,351)	(37,982)	(36,560)
LITIGATION SETTLEMENT COSTS	—	(6,250)	—	(6,250)
OPERATING INCOME	7,502	1,458	14,631	6,894
OTHER INCOME (EXPENSE):
Interest and other income	86	422	707	924
Interest expense	(34)	—	(36)	—
Total	52	422	671	924
INCOME BEFORE INCOME TAXES	7,554	1,880	15,302	7,818
INCOME TAX PROVISION	(2,870)	(710)	(5,740)	(2,880)
NET INCOME	$4,684	$1,170	$9,562	$4,938

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,417	7,205	7,395	7,165
Diluted	7,694	7,537	7,672	7,477

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.63	$0.16	$1.29	$0.69
Diluted	$0.61	$0.16	$1.25	$0.66

DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15	$0.36	$0.30

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)
	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
NET INCOME	$4,684	$1,170	$9,562	$4,938
OTHER COMPREHENSIVE (LOSS) INCOME:
UNREALIZED GAIN ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	107	368	78	507
RECLASSIFICATION OF REALIZED GAIN ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(54)	(363)	(199)	(807)
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	53	5	(121)	(300)

INCOME TAX (EXPENSE) BENEFIT RELATED TO SUPPLEMENTAL RETIREMENT PLANS GAIN (LOSS)	(20)	(2)	46	114
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	33	3	(75)	(186)

COMPREHENSIVE INCOME	$4,717	$1,173	$9,487	$4,752

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$9,562	$4,938
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,201	2,030
Deferred income taxes	(184)	(2,826)
Stock-based compensation expense	1,185	884
Excess tax expense (benefit) from stock-based payment arrangements	41	(161)
Provision for losses on accounts receivable	8	45
Gain on disposition of capital assets	(21)	(23)
Changes in operating assets and liabilities:
Trade receivables	(4,976)	(5,476)
Inventories	(11,460)	(6,436)
Other current assets	(3,046)	(1,292)
Other assets	(452)	17
Accounts payable – trade	2,781	1,461
Litigation settlement payable	—	6,250
Accrued liabilities	(1,416)	568
Supplemental retirement plans	310	885
Other long-term liabilities	(135)	362
Net cash (used in) provided by operating activities	(5,602)	1,226

INVESTING ACTIVITIES:
Purchases of investments	(1,546)	(4,007)
Proceeds from sales of investments	1,309	3,189
Proceeds from sale of capital assets	26	30
Capital expenditures	(30,242)	(1,481)
Net cash used in investing activities	(30,453)	(2,269)

FINANCING ACTIVITIES:
Proceeds from short-term notes payable, net	6,481	—
Proceeds from long-term notes payable, net	9,514	—
Dividends paid	(2,438)	(2,143)
Proceeds from issuance of common stock	518	967
Excess tax (expense) benefit from stock-based payment arrangements	(41)	161
Net cash provided by (used in) financing activities	14,034	(1,015)

Decrease in cash	(22,021)	(2,058)
Cash at beginning of period	22,176	10,934
Cash at end of period	$155	$8,876

SUPPLEMENTAL INFORMATION (Amounts in thousands)

	Six Months Ended December 31,
	2014	2013
Income taxes paid, net	$6,735	$4,522
Capital expenditures in accounts payable	56	289
Interest paid	29	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE PERIOD ENDED DECEMBER 31, 2014

1.

The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.5 million and $1.4 million higher at December 31, 2014 and June 30, 2014, respectively, if they had been valued on the FIFO method. At December 31, 2014 and June 30, 2014, the total value of LIFO inventory was $2.9 million and $2.7 million, respectively. A comparison of inventories is as follows:

(in thousands)	December 31, 2014	June 30, 2014
Raw materials	$13,179	$11,603
Work in process and finished parts	6,228	5,470
Finished goods	89,994	80,867
Total	$109,401	$97,940

3.	FAIR VALUE MEASUREMENTS

The Company’s cash, accounts receivable, other current assets, accounts payable, short term notes payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Generally accepted accounting principles on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of December 31, 2014, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of December 31, 2014, the Supplemental Plan Assets were $4.1 million, with $0.8 million of the Supplemental Plan assets classified as “Other Current Assets” and $3.3 million as “Other Assets” in the Consolidated Balance Sheets. As of June 30, 2014, the Supplemental Plan assets were $3.8 million, with $0.7 million classified as “Other Current Assets” and $3.1 million classified as “Other Assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	CREDIT ARRANGEMENTS

The Company maintained a credit agreement which provided working capital financing up to $25.0 million with interest of LIBOR plus 1% (1.1713% at December 31, 2014), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2014 totaled $2.9 million. The Company utilized $9.5 million of borrowing availability under the credit facility during the period, which is classified as “Notes Payable” in the Consolidated Balance Sheets, Long-Term Liabilities, in addition to the aforementioned letters of credit, leaving borrowing availability of $12.6 million. The credit agreement was to expire June 30, 2016. At December 31, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement. See Note 8. Subsequent Events.

An officer of the Company is a director at a bank where the Company maintained an additional unsecured $8.0 million line of credit, with interest at prime minus 2% (1.25% at December 31, 2014), and where its routine banking transactions are processed. The Company utilized borrowing availability during the period and $6.5 million was outstanding on the line of credit at December 31, 2014, which is classified as “Notes Payable” in the Consolidated Balance Sheets, Current Liabilities. The credit agreement was to expire February 13, 2015. See Note 8. Subsequent Events. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $4.1 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Fair value of the Company’s debt approximates the carrying value.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1) Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of December 31, 2014, no shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance period July 1, 2013 – June 30, 2016. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.1 million for the quarter ended December 31, 2014. For the six month period ended December 31, 2014 the Company has recorded expense of $0.2 million. If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods (2015-2017) and (2014-2016) would be $1.1 million, respectively.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of December 31, 2014, 215,082 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance period beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of December 31, 2014 and June 30, 2014, the Company has recorded cash awards payable of $0.5 million and $0.6 million within current liabilities and $0.0 million and $0.4 million within long-term liabilities, respectively. During the quarters ended December 31, 2014 and 2013, the Company recorded expense of $0.5 million and $0.4 million, respectively. For the six month periods ended December 31, 2014 and 2013, the Company recorded expense of $0.8 million and $0.6 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $0.9 million (2013-2015) based on the estimated fair values at December 31, 2014.

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

At December 31, 2014, 594,900 shares were available for future grants. During the quarter and six months ended December 31, 2014, the Company recorded expense of $0.4 million.

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

There were no options granted and no expense was recorded under these Plans during the three and six months ended December 31, 2013 and December 31, 2014.

A summary of the status of the Company’s stock plans as of December 31, 2014, June 30, 2014 and 2013 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2013	787	$14.71	$7,609
Granted	58	27.49
Exercised	(292)	15.55
Canceled	(29)	19.35
Outstanding and exercisable at June 30, 2014	524	15.39	9,403
Granted	49	31.48
Exercised	(46)	16.28
Canceled	(6)	19.11
Outstanding and exercisable at December 31, 2014	521	$16.78	$8,056

The following table summarizes information for options outstanding and exercisable at December 31, 2014:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 12.35	141	4.0	$9.33
12.45 – 14.40	154	3.0	13.61
17.23 – 20.50	120	6.9	18.76
22.82 – 32.13	106	4.8	29.07
$6.81 – 32.13	521	4.5	$16.78

6.	EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan based on the number of shares, if any, that would be issuable if the end of the fiscal period were the end of the contingency period.

In computing EPS for the quarters and six months ended December 31, 2014 and 2013, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2014	2013	2014	2013
Basic shares	7,417	7,205	7,395	7,165

Potential common shares:
Stock options	255	311	259	291
Long-term incentive plan	15	14	12	14
Non-vested shares	7	7	6	7
	277	332	277	312
Diluted shares	7,694	7,537	7,672	7,477

Anti-dilutive shares	0	57	0	57

7.	LITIGATION

Indiana Civil Litigation – During the quarter ended December 31, 2013, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. This amount is recorded as “Litigation Settlement Costs” in the Consolidated Statements of Income.

During the quarter ended December 31, 2014, the Company recorded $0.2 million of legal expenses that were incurred pursuing insurance coverage. During the quarter ended December 31, 2013, the Company incurred legal defense costs of $0.8 million which was offset by reimbursements of $1.7 million from insurers. During the six months ended December 31, 2014, the Company recorded $0.3 million of legal expenses. During the six month period ended December 31, 2013, the Company incurred legal defense costs of $1.7 million which was offset by reimbursements of $1.7 million from insurers. These expenses are included in “Selling, General and Administrative” (SG&A) expense in the Consolidated Statements of Income.

The Company will continue to pursue the recovery of additional defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Iowa District Court dismissed litigation filed by the Company’s insurance carriers in Iowa after the Iowa Court of Appeals found that Indiana law applied to the insurance policies in question and the Iowa Supreme Court denied further review. However, that dismissal has been appealed by the insurance carriers to the Iowa Supreme Court. Concurrently, coverage litigation is proceeding against the insurance carriers in Indiana.

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

8.	SUBSEQUENT EVENTS

Effective January 1, 2015, the Company entered into an unsecured line of credit with a bank, replacing the line of credit in Note 4 and increasing the line of credit from $8.0 million to $10.0 million. This line of credit matures December 31, 2015.

On January 12, 2015, the Company amended its credit agreement disclosed in Note 4 to increase borrowing availability from $25.0 million to $65.0 million and extend the maturity date to December 31, 2016. The amendment also added a total funded debt to EBITDA covenant of not greater than 2.5 to 1.0 on a rolling twelve-month basis.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2014 and 2013. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(76.3)	(76.8)	(76.4)	(77.1)
Gross margin	23.7	23.2	23.6	22.9
Selling, general and administrative	(17.1)	(16.3)	(17.0)	(16.9)
Litigation settlement costs	—	(5.6)	—	(2.9)
Operating income	6.6	1.3	6.6	3.1
Other income and expense, net	—	0.4	0.3	0.4
Income before income taxes	6.6	1.7	6.9	3.5
Income tax provision	(2.5)	(0.6)	(2.6)	(1.3)
Net income	4.1%	1.1%	4.3%	2.2%

The following table compares net sales for the quarter ended December 31, (in millions):

	2014	2013	$ Change	% Change
Residential	$94.8	$91.4	$3.4	3.8%
Commercial	19.6	21.1	(1.5)	(7.5)%
Total	$114.4	$112.5	$1.9	1.7%

Results of Operations for the Quarter Ended December 31, 2014 vs. 2013

Net sales for the quarter ended December 31, 2014 were $114.4 million, a 1.7% increase compared to $112.5 million in the prior year quarter. We believe our net sales for the current quarter were adversely impacted by West coast port congestion by at least $6 million or 5.3%.

Residential net sales were $94.8 million in the current quarter, an increase of 3.8% from the prior year quarter of $91.4 million, primarily due to increased demand for ready-to-assemble and upholstered products. Commercial net sales were approximately $19.6 million in the current quarter, a decrease of 7.5% compared to $21.1 million in the prior year quarter.

Gross margin as a percent of net sales for the quarters ended December 31, 2014 and 2013 was 23.7% and 23.2%, respectively. The increase in the current year period is related to product mix and lower inventory write downs.

Selling, general and administrative (SG&A) expenses for the quarters ended December 31, 2014 and 2013 were 17.1% and 16.3% of net sales, respectively. The current quarter includes $0.2 million pre-tax in legal expenses related to pursuing insurance coverage related to the Indiana civil litigation compared to $0.8 million in the prior year quarter. The expenses incurred in the prior year quarter were offset by reimbursements of $1.7 million from insurers, resulting in a reduction of SG&A expenses of $0.9 million. There were no such reimbursements in the current quarter.

During the quarter ended December 31, 2013, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. This amount is recorded as “Litigation Settlement Costs” in the Consolidated Statements of Income.

The effective income tax expense rate for the current quarter was 38.0% compared to an income tax expense rate of 37.8% in the prior year quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended December 31, 2014 of $4.7 million or $0.61 per share compared to $1.2 million or $0.16 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

The following table compares net sales for the six months ended December 31, (in millions):

	2014	2013	$ Change	% Change
Residential	$186.3	$175.4	$10.9	6.2%
Commercial	36.8	41.5	(4.7)	(11.3)%
Total	$223.1	$216.9	$6.2	2.8%

Results of Operations for the Six Months Ended December 31, 2014 vs. 2013

Net sales for the six months ended December 31, 2014 were $223.1 million, a 2.8% increase compared to $216.9 million in the prior year six month period. Residential net sales were $186.3 million in the current six month period, an increase of 6.2% from the prior year period of $175.4 million, primarily due to increased demand for upholstered and ready-to-assemble products. Commercial net sales were $36.8 million in the current six month period, a decrease of 11.3% compared to $41.5 million in the prior year period.

Gross margin as a percent of net sales for the six months ended December 31, 2014 was 23.6% of net sales compared to 22.9% of net sales in the prior year six month period. The improvement in the current year period is related to product mix and lower inventory write downs.

SG&A expenses for the six month period ended December 31, 2014 were 17.0% of net sales compared to 16.9% of net sales in the prior year six month period. The current six month period includes $0.3 million in legal expenses related to pursuing insurance coverage related to the Indiana civil litigation compared to the prior year period which had $1.7 million in defense costs which were offset by reimbursements of $1.7 million from insurers.

During the quarter ended December 31, 2013, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. This amount is recorded as “Litigation Settlement Costs” in the Consolidated Statements of Income.

The company realized a non-taxable gain on life insurance of $0.4 million, or $0.06 per share in the six months ended December 31, 2014. The gain is included in “Interest and other income” in the Consolidated Statements of Income.

The effective income tax expense rate for the current six month period was 37.5% compared to an income tax expense rate of 36.8% in the prior year period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the six months ended December 31, 2014 of $9.6 million or $1.25 per share compared to $4.9 million or $0.66 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

During the current fiscal year, the Company utilized cash and borrowings to acquire and ready a distribution center in Edgerton, Kansas. The increase in inventory is primarily due to West coast port congestion and to support anticipated increased sales volume in upholstered and case goods product categories. The increase in accounts receivable is due to the increase in sales volume and timing of collections.

During the six months ended December 31, 2014, cash decreased $22 million and the Company borrowed an additional $16 million. Capital expenditures were $30 million and dividend payments totaled $2 million for the current six month period.

The Company maintained a credit agreement which provided working capital financing up to $25.0 million with interest of LIBOR plus 1% (1.1713% at December 31, 2014), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2014 totaled $2.9 million. The Company utilized $9.5 million of borrowing availability under the credit facility during the period, which is classified as “Notes Payable “ in the Consolidated Balance Sheets, Long-Term Liabilities, in addition to the aforementioned letters of credit, leaving borrowing availability of $12.6 million. The credit agreement was to expire June 30, 2016. At December 31, 2014, the Company was in compliance with all of the financial covenants contained in the credit agreement. On January 12, 2015, the Company amended its revolving credit line to increase borrowing availability from $25.0 million to $65.0 million and extend the maturity date to December 31, 2016.

An officer of the Company is a director at a bank where the Company maintained an additional unsecured $8.0 million line of credit, with interest at prime minus 2% (1.25% at December 31, 2014), and where its routine banking transactions are processed. The Company utilized borrowing availability during the period and $6.5 million was outstanding on the line of credit at December 31, 2014, which is classified as “Notes Payable” in the Consolidated Balance Sheets, Current Liabilities. The credit agreement was to expire February 13, 2015. Effective January 1, 2015, the Company entered into an unsecured line of credit with this bank, replacing the line of credit mentioned above and increasing the line of credit from $8.0 million to $10.0 million. This line of credit matures December 31, 2015. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $4.1 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Net cash used in operating activities of $5.6 million in the six months ended December 31, 2014 was comprised primarily of net income of $9.6 million and changes in operating assets and liabilities of $18.4 million. Net cash provided by operating activities in the six months ended December 31, 2013 was $1.2 million.

Net cash used in investing activities was $30.5 million and $2.3 million in the six months ended December 31, 2014 and 2013, respectively. Capital expenditures were $30.2 million and $1.5 million during the six months ended December 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $14.0 million in the six months ended December 31, 2014 primarily from proceeds from short and long term borrowings of $16.0 million partially offset by dividends paid of $2.4 million. Net cash used in financing activities was $1.0 million in the six months ended December 31, 2013, due to proceeds from the issuance of stock options of $1.1 million offset by dividends paid of $2.1 million.

During the current six month period, the Company has invested $2 million and estimates an additional $6 million will be incurred during the remainder of fiscal 2015 to complete interior construction and to equip the Edgerton distribution facility. The timing and level of additional investment required for the logistics strategy will be evaluated as the project progresses. Other operating capital expenditures are estimated to be $2 million for the remainder of fiscal 2015. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2015. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of December 31, 2014, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2014, except for those disclosed in Note 8 to the Consolidated Financial Statements.

Outlook

Due to existing strong order backlog and positive order trends, the Company expects top line growth will continue for fiscal year 2015. Residential growth is expected from existing customers and products, and through expanding our product portfolio and customer base. The Company believes this growth will be led by increased demand for upholstered, case goods and ready-to-assemble products. The Company anticipates sales of commercial products consistent with fiscal year 2014. The Company is confident in its ability to take advantage of market opportunities.

The Company continues to progress in two multi-year initiatives, designed to enhance customer experience and increase shareholder value. Consistent with the logistics strategy, during the current six month period the Company has invested $2 million and estimates an additional $6 million will be incurred during the remainder of fiscal 2015 to complete interior construction and to equip the Edgerton distribution facility. We expect the Edgerton distribution facility to be operational in the fourth quarter of this fiscal year. We continue to develop our business information system requirements and have expended $0.6 million during the current six month period. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Other operating capital expenditures are estimated to be $2 million for the remainder of fiscal 2015. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During the three and six months ended December 31, 2014 and 2013, the Company did not have sales and has minimal purchases and other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2014.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2014, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 9, 2015	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)