Form 10-Q
period 2015-03-31
FLEXSTEEL INDUSTRIES INC
filed 2015-04-23
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒.

Common Stock - $1.00 Par Value Shares Outstanding as of April 15, 2015	7,441,031

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31,	June 30,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$5,728	$22,176
Trade receivables – less allowances: March 31, 2015, $1,363; June 30, 2014, $1,370	46,688	38,536
Inventories	108,112	97,940
Deferred income taxes	4,530	4,230
Other	3,985	2,528
Total current assets	169,043	165,410
NON-CURRENT ASSETS:
Property, plant and equipment, net	64,096	31,900
Deferred income taxes	1,800	2,170
Other assets	10,214	10,733
TOTAL	$245,153	$210,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$22,465	$15,818
Accrued liabilities:
Payroll and related items	7,572	8,452
Insurance	4,614	4,602
Other	8,307	7,894
Total current liabilities	42,958	36,766
LONG-TERM LIABILITIES:
Notes payable	14,745	—
Supplemental retirement plans	2,924	3,396
Other liabilities	3,291	3,316
Total liabilities	63,918	43,478

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2015, 7,436,031 shares; outstanding June 30, 2014, 7,370,735 shares	7,436	7,371
Additional paid-in capital	17,391	15,386
Retained earnings	157,743	145,234
Accumulated other comprehensive loss	(1,335)	(1,256)
Total shareholders’ equity	181,235	166,735
TOTAL	$245,153	$210,213

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
NET SALES	$122,530	$110,532	$345,581	$327,414
COST OF GOODS SOLD	(92,862)	(85,488)	(263,300)	(252,666)
GROSS MARGIN	29,668	25,044	82,281	74,748
SELLING, GENERAL AND ADMINISTRATIVE	(18,709)	(18,455)	(56,691)	(55,014)
LITIGATION SETTLEMENT REIMBURSEMENTS (COSTS)	250	—	250	(6,250)
OPERATING INCOME	11,209	6,589	25,840	13,484
OTHER INCOME (EXPENSE):
Interest and other income	131	471	837	1,394
Interest expense	(54)	—	(89)	—
Total	77	471	748	1,394
INCOME BEFORE INCOME TAXES	11,286	7,060	26,588	14,878
INCOME TAX PROVISION	(4,330)	(2,640)	(10,070)	(5,520)
NET INCOME	$6,956	$4,420	$16,518	$9,358

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,436	7,265	7,408	7,198
Diluted	7,702	7,675	7,681	7,546

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.94	$0.61	$2.23	$1.30
Diluted	$0.90	$0.58	$2.15	$1.24

DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.15	$0.54	$0.45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
NET INCOME	$6,956	$4,420	$16,518	$9,358
OTHER COMPREHENSIVE (LOSS) INCOME:
UNREALIZED GAIN ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	93	67	171	574
RECLASSIFICATION OF REALIZED GAIN ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(100)	(431)	(299)	(1,238)
OTHER COMPREHENSIVE LOSS BEFORE TAXES	(7)	(364)	(128)	(664)

INCOME TAX BENEFIT RELATED TO SUPPLEMENTAL RETIREMENT PLANS LOSS	3	138	49	253
OTHER COMPREHENSIVE LOSS, NET OF TAX	(4)	(226)	(79)	(411)

COMPREHENSIVE INCOME	$6,952	$4,194	$16,439	$8,947

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$16,518	$9,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,362	3,088
Deferred income taxes	119	(57)
Stock-based compensation expense	1,595	1,135
Excess tax expense (benefit) from stock-based payment arrangements	41	(425)
Provision for losses on accounts receivable	(7)	1
Gain on disposition of capital assets	(113)	(22)
Changes in operating assets and liabilities:
Trade receivables	(8,145)	(4,319)
Inventories	(10,172)	317
Other current assets	(1,125)	(558)
Other assets	(102)	109
Accounts payable – trade	4,830	(61)
Accrued liabilities	(1,094)	2,134
Supplemental retirement plans	382	312
Other long-term liabilities	(24)	573
Net cash provided by operating activities	6,065	11,585

INVESTING ACTIVITIES:
Purchases of investments	(1,855)	(4,285)
Proceeds from sales of investments	1,526	3,957
Proceeds from sale of capital assets	124	31
Capital expenditures	(33,752)	(3,830)
Net cash used in investing activities	(33,957)	(4,127)

FINANCING ACTIVITIES:
Proceeds from long-term notes payable, net	14,745	—
Dividends paid	(3,778)	(3,226)
Proceeds from issuance of common stock	518	1,714
Excess tax (expense) benefit from stock-based payment arrangements	(41)	425
Net cash provided by (used in) financing activities	11,444	(1,087)

(Decrease) increase in cash	(16,448)	6,371
Cash at beginning of period	22,176	10,934
Cash at end of period	$5,728	$17,305

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2015	2014
Income taxes paid, net	$9,810	$4,990
Capital expenditures in accounts payable	1,852	20
Interest paid	89	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2015

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine month periods ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.6 million and $1.4 million higher at March 31, 2015 and June 30, 2014, respectively, if they had been valued on the FIFO method. At March 31, 2015 and June 30, 2014, the total value of LIFO inventory was $2.9 million and $2.7 million, respectively. A comparison of inventories is as follows:

(in thousands)	March 31, 2015	June 30, 2014
Raw materials	$11,985	$11,603
Work in process and finished parts	5,794	5,470
Finished goods	90,333	80,867
Total	$108,112	$97,940

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of March 31, 2015, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of March 31, 2015, the Supplemental Plan Assets were $3.5 million, with $1.0 million of the Supplemental Plan assets classified as “other current assets” and $2.5 million as “other assets” in the Consolidated Balance Sheets. As of June 30, 2014, the Supplemental Plan assets were $3.8 million, with $0.7 million classified as “other current assets” and $3.1 million classified as “other assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which was amended on January 12, 2015, and provides working capital financing up to $65.0 million with interest of LIBOR plus 1% (1.18% at March 31, 2015), including up to $4.0 million of letters of credit. The amendment increased the borrowing availability from $25.0 to $65.0 million and added a total funded debt to EBITDA covenant of not greater than 2.5 to 1.0 on a rolling twelve-month basis. Letters of credit outstanding at March 31, 2015 totaled $2.9 million. The Company utilized $14.7 million of borrowing availability under the credit facility during the period, which is classified as “notes payable” in the Consolidated Balance Sheets, long-term liabilities, in addition to the aforementioned letters of credit, leaving borrowing availability of $47.4 million. The credit agreement expires December 31, 2016. At March 31, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.25% at March 31, 2015), and where its routine banking transactions are processed. Effective January 1, 2015, the line of credit increased from $8.0 to $10.0 million. No amount was outstanding on the line of credit at March 31, 2015. This line of credit matures December 31, 2015. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.5 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Fair value of the Company’s debt approximates the carrying value.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of March 31, 2015, no shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2014 – June 30, 2017 and July 1, 2013 – June 30, 2016. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.3 million for the quarter ended March 31, 2015. For the nine month period ended March 31, 2015, the Company has recorded expense of $0.9 million. If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service periods (2015-2017) and (2014-2016) would be $1.1 million for each service period.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of March 31, 2015, 215,082 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance period beginning July 1, 2012 and ending on June 30, 2015. The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of March 31, 2015 and June 30, 2014, the Company has recorded cash awards payable of $0.5 million and $0.7 million within current liabilities and $0.0 million and $0.4 million within long-term liabilities, respectively. During the quarters ended March 31, 2015 and 2014, the Company recorded expense of $0.1 million and $0.4 million, respectively. For the nine month periods ended March 31, 2015 and 2014, the Company recorded expense of $0.3 million and $1.0 million, respectively.

If the target performance goals would be achieved, the total amount of compensation cost recognized over the requisite service period would be $0.9 million (2013-2015) based on the estimated fair values at March 31, 2015.

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

At March 31, 2015, 594,900 shares were available for future grants. During the quarters ended March 31, 2015 and 2014, the Company recorded no expense related to this plan. During the nine months ended March 31, 2015 and 2014, the Company recorded expense of $0.4 million in each period.

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

There were no options granted and no expense was recorded under these Plans during the three and nine months ended March 31, 2014 and March 31, 2015.

A summary of the status of the Company’s stock plans as of March 31, 2015, June 30, 2014 and 2013 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2013	787	$14.71	$7,609
Granted	58	27.49
Exercised	(292)	15.55
Canceled	(29)	19.35
Outstanding and exercisable at June 30, 2014	524	15.39	9,403
Granted	49	31.48
Exercised	(46)	16.28
Canceled	(6)	15.96
Outstanding and exercisable at March 31, 2015	521	$16.78	$7,572

The following table summarizes information for options outstanding and exercisable at March 31, 2015:

	Options Outstanding and Exercisable (in thousands)	Weighted Average
Range of Prices		Remaining Life (Years)	Exercise Price
$6.81 – 12.35	141	3.7	$9.33
12.45 – 14.40	154	2.7	13.61
17.23 – 20.50	120	6.7	18.76
22.82 – 32.13	106	4.7	29.07
$6.81 – 32.13	521	4.3	$16.78

6.	EARNINGS PER SHARE

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

In computing EPS for the quarters and nine months ended March 2015 and 2014, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2015	2014	2015	2014
Basic shares	7,436	7,265	7,408	7,198

Potential common shares:
Stock options	237	383	252	325
Long-term incentive plan	21	20	14	16
Non-vested shares	8	7	7	7
	266	410	273	348
Diluted shares	7,702	7,675	7,681	7,546

Anti-dilutive shares	49	—	—	—

7.	LITIGATION

Indiana Civil Litigation – During the quarter ended December 31, 2013, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. During the quarter ended March 31, 2015, the Company received $0.3 million for recovery of litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements (costs)” in the Consolidated Statements of Income.

During the quarter ended March 31, 2015, the Company recorded $0.2 million of legal expenses incurred pursuing insurance coverage which was offset by reimbursements of $0.2 million from insurers. During the quarter ended March 31, 2014, the Company incurred legal defense costs of $0.2 million which was offset by reimbursements of $0.4 million from insurers. During the nine months ended March 31, 2015, the Company recorded $0.4 million of legal expenses which was offset by reimbursements of $0.2 million from insurers. During the nine month period ended March 31, 2014, the Company incurred legal defense costs of $2.0 million which was offset by reimbursements of $2.1 million from insurers. These expenses and reimbursements are included in “selling, general and administrative” (SG&A) expense in the Consolidated Statements of Income.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2015 and 2014. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(75.8)	(77.3)	(76.2)	(77.2)
Gross margin	24.2	22.7	23.8	22.8
Selling, general and administrative	(15.3)	(16.7)	(16.4)	(16.8)
Litigation settlement reimbursements (costs)	0.2	—	0.1	(1.9)
Operating income	9.1	6.0	7.5	4.1
Other income and expense, net	0.1	0.4	0.2	0.4
Income before income taxes	9.2	6.4	7.7	4.5
Income tax provision	(3.5)	(2.4)	(2.9)	(1.7)
Net income	5.7%	4.0%	4.8%	2.8%

The following table compares net sales for the quarter ended March 31, (in millions):

	2015	2014	$ Change	% Change
Residential	$103.9	$90.7	$13.2	14.6%
Commercial	18.6	19.8	(1.2)	(6.1)%
Total	$122.5	$110.5	$12.0	10.9%

Results of Operations for the Quarter Ended March 31, 2015 vs. 2014

Net sales for the quarter ended March 31, 2015 were $122.5 million, a 10.9% increase compared to $110.5 million in the prior year quarter. Residential net sales were $103.9 million in the current quarter, an increase of 14.6% from the prior year quarter of $90.7 million, which primarily reflects increased demand for upholstered and ready-to-assemble products. Commercial net sales were $18.6 million in the current quarter, a decrease of 6.1% compared to $19.8 million in the prior year quarter.

Gross margin as a percent of net sales for the quarters ended March 31, 2015 and 2014 was 24.2% and 22.7%, respectively. The improvement in gross margin in the current period is primarily driven by declining inventory write downs.

Selling, general and administrative (SG&A) expenses for the quarters ended March 31, 2015 and 2014 were 15.3% and 16.7% of net sales, respectively. The current quarter includes $0.2 million pre-tax in legal expenses and $0.2 million in reimbursements related to pursuing insurance coverage related to the Indiana civil litigation compared to a net reimbursement of $0.2 million in the prior year quarter. The improvement in SG&A expenses as a percentage of net sales reflects fixed cost leverage on higher sales volume.

During the quarter ended March 31, 2015, the Company received $0.3 million for recovery of Indiana civil litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

The effective income tax expense rate for the current quarter was 38.4% compared to an income tax expense rate of 37.4% in the prior year quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended March 31, 2015 of $7.0 million or $0.90 per share compared to $4.4 million or $0.58 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

The following table compares net sales for the nine months ended March 31, (in millions):

	2015	2014	$ Change	% Change
Residential	$290.2	$266.1	$24.1	9.1%
Commercial	55.4	61.3	(5.9)	(9.6)%
Total	$345.6	$327.4	$18.2	5.5%

Results of Operations for the Nine Months Ended March 31, 2015 vs. 2014

Net sales for the nine months ended March 31, 2015 were $345.6 million, a 5.5% increase compared to $327.4 million in the prior year nine month period. Residential net sales were $290.2 million in the current nine month period, an increase of 9.1% from the prior year period of $266.1 million, which primarily reflects increased demand for upholstered and ready-to-assemble products. Commercial net sales were $55.4 million in the current nine month period, a decrease of 9.6% compared to $61.3 million in the prior year period.

Gross margin as a percent of net sales for the nine months ended March 31, 2015 was 23.8% of net sales compared to 22.8% of net sales in the prior year nine month period. The improvement in gross margin in the current year period is primarily driven by declining inventory write downs.

SG&A expenses for the nine month period ended March 31, 2015 were 16.4% of net sales compared to 16.8% of net sales in the prior year nine month period. The current nine month period includes $0.4 million in legal expenses offset by $0.2 million in reimbursements related to pursuing insurance coverage related to the Indiana civil litigation compared to the prior year period which had $2.0 million in defense costs which were offset by reimbursements of $2.1 million from insurers. The improvement in SG&A expenses in the current nine month period as a percentage of net sales reflects fixed cost leverage on higher sales volume.

During the quarter ended March 31, 2015, the Company received $0.3 million for recovery of Indiana civil litigation settlement costs from insurers. During the nine months ended March 31, 2014, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. These amounts are recorded as “litigation settlement reimbursements (costs)” in the Consolidated Statements of Income.

The effective income tax expense rate for the current nine month period was 37.9% compared to an income tax expense rate of 37.1% in the prior year period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the nine months ended March 31, 2015 of $16.5 million or $2.15 per share compared to $9.4 million or $1.24 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

During the current fiscal year, the Company utilized cash and borrowings to acquire and ready a distribution center in Edgerton, Kansas. The increase in inventory is primarily due to West coast port congestion and to support anticipated increased sales volume in upholstered and case goods product categories. The increase in accounts receivable is due to the increase in sales volume and timing of collections. The increase in accounts payable is due to timing of payments.

During the nine months ended March 31, 2015, cash decreased $16.4 million and the Company borrowed $14.7 million. Capital expenditures were $33.8 million and dividend payments totaled $3.8 million for the current nine month period.

The Company maintains a credit agreement which was amended on January 12, 2015, and provides working capital financing up to $65.0 million with interest of LIBOR plus 1% (1.18% at March 31, 2015), including up to $4.0 million of letters of credit. The amendment increased the borrowing availability from $25.0 million to $65.0 million and added a total funded debt to EBITDA covenant of not greater than 2.5 to 1.0 on a rolling twelve-month basis. Letters of credit outstanding at March 31, 2015 totaled $2.9 million. The Company utilized $14.7 million of borrowing availability under the credit facility during the period, which is classified as “notes payable ” in the Consolidated Balance Sheets, long-term liabilities, in addition to the aforementioned letters of credit, leaving borrowing availability of $47.4 million. The credit agreement expires December 31, 2016. At March 31, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.25% at March 31, 2015), and where its routine banking transactions are processed. Effective January 1, 2015, the line of credit increased from $8.0 to $10.0 million. No amount was outstanding on the line of credit at March 31, 2015. This line of credit matures December 31, 2015. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.5 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Net cash provided by operating activities of $6.1 million in the nine months ended March 31, 2015 was comprised primarily of net income of $16.5 million and increases in accounts receivable of $8.1 million, inventory of $10.2 million and accounts payable of $4.8 million and depreciation of $3.4 million. Net cash provided by operating activities in the nine months ended March 31, 2014 was $11.6 million.

Net cash used in investing activities was $34.0 million and $4.1 million in the nine months ended March 31, 2015 and 2014, respectively. Capital expenditures were $33.8 million and $3.8 million during the nine months ended March 31, 2015 and 2014, respectively.

Net cash provided by financing activities was $11.4 million in the nine months ended March 31, 2015 primarily from proceeds from long term borrowings of $14.7 million partially offset by dividends paid of $3.8 million. Net cash used in financing activities was $1.1 million in the nine months ended March 31, 2014, due to proceeds from the issuance of stock options of $2.1 million offset by dividends paid of $3.2 million.

During the current nine month period, the Company has invested $30.4 million and estimates an additional $1.5 million will be incurred during the remainder of fiscal 2015 to complete interior construction and to equip the Edgerton distribution facility. The timing and level of additional investment required for the logistics strategy will be evaluated as the project progresses. Other operating capital expenditures are estimated to be $1.5 million for the remainder of fiscal 2015. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2015. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of March 31, 2015, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2014.

Outlook

Due to existing strong order backlog and positive order trends the Company expects top line growth will continue during the fourth quarter of fiscal year 2015. Residential growth is expected from existing customers and products, and through expanding our product portfolio and customer base. The Company believes this growth will be led by increased demand for upholstered, ready-to-assemble, and case goods products. The Company anticipates sales of commercial products consistent with the nine month results. The Company is confident in its ability to take advantage of market opportunities.

The Company continues to progress in two multi-year initiatives, designed to enhance customer experience and increase shareholder value. Consistent with the logistics strategy, the Company began operations in April 2015, as planned, at its Edgerton distribution facility investing $30.4 million with approximately an additional $1.5 million to complete interior construction and equip the facility. We continue to develop our business information system requirements and have expensed $0.6 million during the current nine month period. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Other operating capital expenditures are estimated to be $1.5 million for the remainder of fiscal 2015. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During the three and nine months ended March 31, 2015 and 2014, the Company did not have sales and has minimal purchases and other expenses denominated in foreign currencies. As such, the Company is not exposed to material market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2015.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2015, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 23, 2015	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

