Form 10-K
period 2015-06-30
FLEXSTEEL INDUSTRIES INC
filed 2015-08-28
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2014 (which was the last business day of the registrant’s most recently completed second quarter) was $175,522,947.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,491,150 Common Shares ($1 par value) as of August 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2015 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2015	2014	2013
Residential	$393,143	$359,565	$311,214
Commercial	73,761	78,978	74,975
	$466,904	$438,543	$386,189

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

Foreign Operations

The Company makes minimal export sales. At June 30, 2015, the Company had approximately 100 employees located in Asia to ensure Flexsteel’s quality standards are met, and coordinate the delivery of purchased products.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2015	June 30, 2014	June 30, 2013
$58,600	$45,000	$43,300

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

Trademarks and Patents

The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which are due to expire on dates ranging from 2015-2031.

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

Fiscal Year Ended June 30,	Expenditures
2015	$4,090
2014	$2,820
2013	$2,520

Employees

The Company had 1,340 employees as of June 30, 2015, including 215 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

The executive officers of the Company, their ages, positions (in each case as of August 13, 2015), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (59)	President & Chief Executive Officer (2012)
Timothy E. Hall (57)	Senior Vice President-Finance, Chief Financial Officer, Secretary & Treasurer (2000)
Jeffrey T. Bertsch (60)	Senior Vice President of Corporate Services (1989)
Julia K. Bizzis (58)	Senior Vice President Strategic Growth (2013)

Item 1A.	Risk Factors

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities as of June 30, 2015:

	Approximate
Location	Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	305,000	Manufacturing and Distribution
Dublin, Georgia	300,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	691,000	Distribution
Dubuque, Iowa	719,000	Manufacturing and Distribution
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

The Company leases the following facilities as of June 30, 2015:

	Approximate
Location	Size (square feet)	Principal Operations
Cerritos, California	32,000	Distribution
Riverside, California	112,380	Distribution
Ferdinand, Indiana	101,000	Distribution
Louisville, Kentucky	15,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing

The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant. Subsequent to June 30, 2015, the Company added 193,637 square feet of leased space in Riverside, California to meet present market demands.

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

	2010	2011	2012	2013	2014	2015
Flexsteel	100.00	135.71	188.71	239.12	333.76	440.31
Peer Group	100.00	151.17	147.53	211.39	228.68	277.40
NASDAQ	100.00	131.75	127.70	166.22	223.32	258.85

The NASDAQ Global Select Market is the principal market on which the Company’s common stock is traded.

	Sale Price of Common Stock				Cash Dividends
	Fiscal 2015		Fiscal 2014		Per Share
	High	Low	High	Low	Fiscal 2015	Fiscal 2014
First Quarter	$38.43	30.25	$25.96	$22.27	$0.18	$0.15
Second Quarter	36.71	28.99	31.65	22.51	0.18	0.15
Third Quarter	33.79	28.56	38.63	25.77	0.18	0.15
Fourth Quarter	46.11	30.51	40.44	30.61	0.18	0.15

The Company estimates there were approximately 4,000 holders of common stock of the Company as of June 30, 2015. There were no repurchases of the Company’s common stock during the quarter ended June 30, 2015. The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

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

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)

	2015	2014	2013	2012	2011
SUMMARY OF OPERATIONS
Net sales	$466,904	$438,543	$386,189	$352,089	$339,426
Cost of goods sold	357,044	338,280	295,720	266,810	262,124
Operating income	34,422	22,286	20,271	20,246	15,864
Interest and other income	1,267	1,514	610	422	343
Interest expense	(130)	—	—	—	—
Income before income taxes	35,559	23,800	20,881	20,668	16,207
Income tax provision	13,260	8,810	7,730	7,600	5,790
Net income (1) (2) (3)	22,299	14,990	13,151	13,068	10,417
Earnings per common share: (1) (2) (3)
Basic	3.00	2.07	1.87	1.93	1.56
Diluted	2.89	2.00	1.80	1.86	1.50
Cash dividends declared per common share	$0.72	$0.60	$0.60	$0.45	$0.30
SELECTED DATA AS OF JUNE 30
Average common shares outstanding:
Basic	7,423	7,231	7,041	6,781	6,693
Diluted	7,708	7,511	7,326	7,008	6,929
Total assets	$244,619	$210,213	$192,539	$181,672	$164,677
Property, plant and equipment, net	64,770	31,900	32,145	29,867	21,387
Capital expenditures	37,424	4,187	6,225	10,939	2,573

Working capital (current assets less current liabilities)	119,902	128,644	113,699	103,744	100,683
Shareholders’ equity	$186,748	$166,735	$151,237	$139,442	$128,573
SELECTED RATIOS
Net income, as a percent of sales	4.8	3.4	3.4	3.7	3.1
Current ratio	3.3 to 1	4.5 to 1	4.2 to 1	4.3 to 1	4.6 to 1
Return on ending shareholders’ equity	11.9	9.0	8.7	9.4	8.1
Average number of employees	1,340	1,380	1,320	1,280	1,320

(1)	Fiscal 2014 net income and per share amounts include litigation settlement costs of $3.9 million (after tax) or $0.52 per share.

(2)	Fiscal 2013 net income and per share amounts include executive transition costs of $0.8 million (after tax) or $0.11 per share.

(3)	Fiscal 2011 net income and per share amounts include charges consisting of employee separation costs and inventory write down related to closing a manufacturing facility of $1.0 million (after tax) or $0.15 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s consolidated financial statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2015, 2014 and 2013. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(76.5)	(77.1)	(76.6)
Gross margin	23.5	22.9	23.4
Selling, general and administrative	(16.2)	(16.4)	(18.2)
Litigation settlement reimbursements (costs)	0.1	(1.4)	—
Operating income	7.4	5.1	5.2
Interest and other income	0.2	0.3	0.2
Interest expense	0.0	—	—
Income before income taxes	7.6	5.4	5.4
Income tax provision	(2.8)	(2.0)	(2.0)
Net income	4.8%	3.4%	3.4%

Fiscal 2015 Compared to Fiscal 2014

Net sales for fiscal 2015 were $467.0 million compared to $438.5 million in the prior fiscal year, an increase of 6.5%. For the fiscal year ended June 30, 2015, residential net sales were $393.1 million compared to $359.5 million for the year ended June 30, 2014, an increase of 9.3%. The residential net sales increase of $33.6 million for the year ended June 30, 2015 resulted from capturing demand for upholstered and ready-to-assemble products. Commercial net sales were $73.8 million for the year ended June 30, 2015, a decrease of 6.6% from net sales of $79.0 million for the year ended June 30, 2014.

Gross margin for the fiscal year ended June 30, 2015 was 23.5% compared to 22.9% for the prior fiscal year. The improvement in gross margin for the fiscal year is primarily driven by declining inventory write downs.

Selling, general and administrative expenses (SG&A) for the fiscal year ended June 30, 2015 were 16.2% of net sales compared to 16.4% in the prior fiscal year. The Company incurred approximately $0.6 million of legal defense costs during the current fiscal year which has been recorded in SG&A expense. The Company received reimbursements of legal defense costs of approximately $0.2 million from insurers which has been reflected as a reduction of legal expenses in SG&A expenses for the current fiscal year. The prior fiscal year included $2.1 million in legal defense costs which was offset by reimbursements of $2.8 million from insurers.

The effective tax rate was 37.3% and 37.0% for fiscal years ended June 30, 2015 and 2014.

The fiscal year 2015 net income increased $7.3 million to $22.3 million, the highest ever reported for the Company. The number of diluted shares increased during fiscal 2015 due to additional shares outstanding and the impact of more dilutive stock options at June 30, 2015 based on the Company’s higher stock trading price, resulting in the Company reporting diluted earnings per share of $2.89 for fiscal year 2015 versus $2.00 for fiscal year 2014. All earnings per share amounts are on a diluted basis.

Fiscal 2014 Compared to Fiscal 2013

Net sales for fiscal 2014 were $438.5 million compared to $386.2 million in fiscal 2013, an increase of 13.6%. For the fiscal year ended June 30, 2014, residential net sales were $359.6 million compared to $311.2 million for the year ended June 30, 2013, an increase of 15.5%. The residential net sales increase of $48.3 million for the year ended June 30, 2014 resulted from capturing demand for upholstered and ready-to-assemble products. Commercial net sales were $79.0 million for the year ended June 30, 2014, an increase of 5.3% from net sales of $75.0 million for the year ended June 30, 2013.

Gross margin for the fiscal year ended June 30, 2014 was 22.9% compared to 23.4% for the fiscal year ended June 30, 2013. The decrease in fiscal 2014 was primarily due to price discounting on certain case goods to address changing customer requirements.

Selling, general and administrative expenses (SG&A) for the fiscal year ended June 30, 2014 were 16.4% of net sales compared to 18.2% in the fiscal year ended June 30, 2013. The Company incurred approximately $2.1 million of legal defense costs during the 2014 fiscal year which has been recorded in SG&A expense. The Company received reimbursements of legal defense costs of approximately $2.8 million from insurers which has been reflected as a reduction of legal expenses in SG&A expenses for the 2014 fiscal year. Fiscal year 2013 included $2.3 million in legal defense costs.

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

The effective tax rate was 37.0% for fiscal years ended June 30, 2014 and 2013.

The fiscal year 2014 net income increased $1.8 million to $15.0 million. The number of diluted shares increased during fiscal 2014 due to additional shares outstanding and the impact of more dilutive stock options at June 30, 2014 based on the Company’s higher stock trading price, resulting in the Company reporting diluted earnings per share of $2.00 for fiscal year 2014 versus $1.80 for fiscal year 2013. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at June 30, 2015 was $119.9 million as compared to $128.6 million at June 30, 2014. Significant changes in working capital during fiscal year 2015 included a decrease in cash of $20.9 million and increases in inventories of $15.9 million, short term borrowings of $11.9 million, accounts receivable of $6.6 million and accounts payable of $2.5 million. During the fiscal year, the Company utilized cash and borrowings to acquire and ready a distribution center in Edgerton, Kansas. The increase in inventory primarily supports anticipated increased sales volume in upholstered and case goods product categories. The increase in accounts receivable is due to the increase in sales volume and timing of collections. The increase in accounts payable is due to timing of payments.

The Company’s main sources of liquidity are cash, cash flows from operations and credit arrangements. As of June 30, 2015 and 2014, the Company had cash totaling $1.3 million and $22.2 million, respectively. The Company maintains an unsecured credit agreement which was amended on June 29, 2015, and provides short-term working capital financing up to $30.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. The amendment reduced the borrowing availability from $65.0 million to $30.0 million. Letters of credit outstanding at June 30, 2015 totaled $2.9 million. As of June 30, 2015, the Company utilized $10.6 million of borrowing availability under the credit facility during the year, other than the aforementioned letters of credit, leaving borrowing availability of $16.5 million. The credit agreement expires June 30, 2016. At June 30, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $10.0 million line of credit, with interest at prime minus 2%, and where its routine banking transactions are processed. The Company utilized borrowing availability during the year and $1.3 million was outstanding on the line of credit at June 30, 2015. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $3.5 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Net cash provided by operating activities was $3.3 million and $16.2 million in fiscal years 2015 and 2014, respectively. The Company had net income of $22.3 million that included $5.8 million in non-cash charges in fiscal year 2015 and was offset by cash utilized for operating assets and liabilities of $24.8 million. Non-cash charges included depreciation of $4.9 million. In fiscal year 2014, the Company had net income of $15.0 million that included $3.9 million in non-cash charges and was offset by cash utilized for operating assets and liabilities of $2.7 million.

Net cash used in investing activities was $32.6 million and $4.4 million in fiscal years 2015 and 2014, respectively. In fiscal year 2015, the Company made capital expenditures of $37.4 million partially offset by $5.1 million of proceeds from life insurance policies. During fiscal year 2015, the Company invested $32.0 million to purchase and equip its Edgerton distribution facility. The Company made capital expenditures of $4.2 million during fiscal year 2014.

Net cash provided by and used in financing activities was $8.4 million and $0.6 million in fiscal years 2015 and 2014, respectively. Proceeds from short-term notes payable totaled $11.9 million in fiscal year 2015. Payment of dividends of $5.1 million and $4.3 million, partially offset by proceeds from issuance of common stock of $0.8 million and $2.4 million and excess tax benefit from stock-based payment arrangements of $0.8 million and $1.4 million in fiscal years 2015 and 2014, respectively.

Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2016. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

At June 30, 2015, the Company had no long-term debt obligations and therefore, had no interest payments related to long-term debt. The following table summarizes the Company’s contractual obligations at June 30, 2015 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

			2 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$12,458	$3,785	$5,239	$2,982	$452
Notes payable - current	11,904	11,904	—	—	—
Supplemental retirement plans	4,123	1,208	—	—	2,915
Total contractual obligations	$28,485	$16,897	$5,239	$2,982	$3,367

The long-term portion of the contractual obligations associated with the Company’s supplemental retirement plans are included in the table above under more than five years as the Company cannot predict when the events that trigger payment will occur. At June 30, 2015, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the uncertain tax positions from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

See Note 6 to the consolidated financial statements of this Annual Report on Form 10-K.

Outlook

Due to existing strong order backlog and positive order trends the Company expects top line growth will continue in fiscal year 2016. Residential growth is expected from existing customers and products, and through expanding our product portfolio and customer base. The Company believes this growth will be led by increased demand for upholstered, ready-to-assemble, and case goods products. The Company anticipates sales of commercial products consistent with fiscal year 2015. The Company is confident in its ability to take advantage of market opportunities.

The Company continues to progress on two multi-year initiatives, designed to enhance customer experience and increase shareholder value. Consistent with the logistics strategy, the Company began operations in April 2015, as planned, at its Edgerton distribution facility after investing $32.0 million. The Company continues to develop its business information system requirements and expensed $0.6 million during the current fiscal year related to the project. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Operating capital expenditures are estimated to be $7 million for fiscal 2016. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, as well as, disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties and taxes on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, increase costs and decrease earnings.

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

Foreign Currency Risk – During fiscal years 2015, 2014 and 2013, the Company did not have sales denominated in foreign currencies, however did have minimal purchases and other expenses denominated in foreign currencies. As such, the Company is not directly exposed to market risk associated with currency exchange rates and prices.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2015, the Company had $11.9 million outstanding under its credit arrangements. See Note 6 to the Consolidated Financial Statements.

Item 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2015 of the Company and our report dated August 28, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

August 28, 2015

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$1,282	$22,176
Trade Receivables - less allowances: 2015, $1,400; 2014, $1,370	45,101	38,536
Inventories	113,842	97,940
Deferred income taxes	4,220	4,230
Other	6,777	2,528
Total current assets	171,222	165,410
NONCURRENT ASSETS:
Property, plant and equipment, net	64,770	31,900
Deferred income taxes	1,870	2,170
Other assets	6,757	10,733
TOTAL	$244,619	$210,213

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$18,329	$15,818
Notes payable – current	11,904	—
Accrued liabilities:
Payroll and related items	7,931	8,452
Insurance	4,308	4,602
Other	8,848	7,894
Total current liabilities	51,320	36,766
LONG-TERM LIABILITIES:
Supplemental retirement plans	2,915	3,396
Other liabilities	3,637	3,316
Total liabilities	57,872	43,478
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock - $50 par value; authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value; authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2015, 7,480,367 shares; 2014, 7,370,735 shares	7,480	7,371
Additional paid-in capital	18,827	15,386
Retained earnings	162,176	145,234
Accumulated other comprehensive loss	(1,736)	(1,256)
Total shareholders’ equity	186,747	166,735
TOTAL	$244,619	$210,213

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2015	2014	2013
Net sales	$466,904	$438,543	$386,189
Cost of goods sold	(357,044)	(338,280)	(295,720)
Gross margin	109,860	100,263	90,469
Selling, general and administrative	(75,688)	(71,727)	(70,198)
Litigation settlement reimbursements (costs)	250	(6,250)	—
Operating income	34,422	22,286	20,271
Interest and other income	1,267	1,514	610
Interest expense	(130)	—	—
Income before income taxes	35,559	23,800	20,881
Income tax provision	(13,260)	(8,810)	(7,730)
Net income	$22,299	$14,990	$13,151
Weighted average number of common shares outstanding:
Basic	7,423	7,231	7,041
Diluted	7,708	7,511	7,326
Earnings per share of common stock:
Basic	$3.00	$2.07	$1.87
Diluted	$2.89	$2.00	$1.80
Cash dividends declared per common share	$0.72	$0.60	$0.60

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2015	2014	2013
Net income	$22,299	$14,990	$13,151

Other comprehensive (loss) income:
Unrealized gains on securities in supplemental retirement plans	162	674	452
Reclassification of realized gain on supplemental retirement plans to other income	(400)	(1,316)	(356)
Unrealized (losses) gains on securities in supplemental retirement plans before taxes(1)	(238)	(642)	96

Income tax benefit (expense) related to securities in supplemental retirement plans (losses) gains	91	244	(36)
Net unrealized (losses) gains on securities in supplemental retirement plans	(147)	(398)	60

Minimum pension liability	(537)	376	787
Income tax benefit (expense) related to minimum pension liability	204	(143)	(299)
Net minimum pension liability	(333)	233	488

Other comprehensive (loss) income, net of tax	(480)	(165)	548
Comprehensive income	$21,819	$14,825	$13,699

(1)	See Note 9 to the Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2012	$6,906	$8,476	$125,699	$(1,639)	$139,442
Issuance of common stock:
Stock options exercised, net	92	1,197	—	—	1,289
Unrealized gain on available for sale investments, net of tax	—	—	—	60	60
Long-term incentive compensation	109	442	—	—	551
Stock-based compensation	—	500	—	—	500
Minimum pension liability adjustment, net of tax	—	—	—	488	488
Cash dividends declared	—	—	(4,244)	—	(4,244)
Net income	—	—	13,151	—	13,151
Balance at June 30, 2013	$7,107	$10,615	$134,606	$(1,091)	$151,237
Issuance of common stock:
Stock options exercised, net	223	2,165	—	—	2,388
Unrealized loss on available for sale investments, net of tax	—	—	—	(398)	(398)
Long-term incentive compensation	41	724	—	—	765
Stock-based compensation	—	525	—	—	525
Excess tax benefit from stock-based payment arrangements	—	1,357	—	—	1,357
Minimum pension liability adjustment, net of tax	—	—	—	233	233
Cash dividends declared	—	—	(4,362)	—	(4,362)
Net Income	—	—	14,990	—	14,990
Balance at June 30, 2014	$7,371	$15,386	$145,234	$(1,256)	$166,735
Issuance of common stock:
Stock options exercised, net	83	707	—	—	790
Unrealized loss on available for sale investments, net of tax	—	—	—	(147)	(147)
Long-term incentive compensation	26	1,310	—	—	1,336
Stock-based compensation	—	607	—	—	607
Excess tax benefit from stock-based payment arrangements	—	817	—	—	817
Minimum pension liability adjustment, net of tax	—	—	—	(333)	(333)
Cash dividends declared	—	—	(5,357)	—	(5,357)
Net income	—	—	22,299	—	22,299
Balance at June 30, 2015	$7,480	$18,827	$162,176	$(1,736)	$186,747

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$22,299	$14,990	$13,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,945	4,197	3,803
Deferred income taxes	605	(138)	414
Stock-based compensation expense	1,943	1,290	1,051
Excess tax benefit from stock-based payment arrangements	(817)	(1,357)	(182)
Provision for losses on accounts receivable	30	6	(215)
Other non-cash, net	(28)	42	69
Gain on disposition of capital assets	(119)	(90)	(18)
Gain on life insurance policies	(745)	—	—
Changes in operating assets and liabilities:
Trade receivables	(6,596)	(2,467)	(2,260)
Inventories	(15,902)	(5,523)	(9,728)
Other current assets	(3,882)	(278)	58
Other assets	(1,024)	(163)	(307)
Accounts payable - trade	2,083	2,117	1,082
Accrued liabilities	201	2,986	(138)
Other long-term liabilities	(187)	265	(665)
Supplemental retirement plans	463	360	(210)
Net cash provided by operating activities	3,269	16,237	5,905
INVESTING ACTIVITIES:
Purchases of investments	(1,955)	(5,537)	(1,086)
Proceeds from sales of investments	1,611	5,209	1,273
Proceeds from sale of capital assets	155	98	21
Proceeds from life insurance policies	5,053	—	—
Capital expenditures	(37,423)	(4,187)	(6,225)
Net cash used in investing activities	(32,559)	(4,417)	(6,017)
FINANCING ACTIVITIES:
Dividends paid	(5,115)	(4,323)	(4,213)
Proceeds from issuance of common stock	790	2,388	1,107
Excess tax benefit from stock-based payment arrangements	817	1,357	182
Proceeds from short-term notes payable	11,904	—	—
Net cash provided by (used in) financing activities	8,396	(578)	(2,924)
(Decrease) increase in cash	(20,894)	11,242	(3,036)
Cash at beginning of year	22,176	10,934	13,970
Cash at end of year	$1,282	$22,176	$10,934

	FOR THE YEARS ENDED JUNE 30,
	2015	2014	2013
SUPPLEMENTAL INFORMATION
Income taxes paid	$13,920	$6,880	$7,250
Capital expenditures in accounts payable	$130	$35	$261

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

FAIR VALUE – the Company’s cash, accounts receivable, other current assets, accounts payable, notes payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Generally accepted accounting principles on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal year 2015, 2014 and 2013.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $6.9 million, $6.1 million and $5.6 million in fiscal 2015, 2014 and 2013, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $4.1 million, $2.8 million and $2.5 million in fiscal 2015, 2014 and 2013, respectively.

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

In computing EPS for the fiscal years ended 2015, 2014 and 2013, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2015	2014	2013

Basic shares	7,423	7,231	7,041

Potential common shares:
Stock options	255	254	253
Long-term incentive plan	30	26	32
	285	280	285

Diluted shares	7,708	7,511	7,326

Anti-dilutive shares	—	—	10

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

ACCOUNTING DEVELOPMENTS – In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but believes there will be no material impact, if any.

2.     INVENTORIES

Inventories valued on a LIFO basis (steel) would have been approximately $1.6 million and $1.4 million higher at June 30, 2015 and 2014, respectively, if they had been valued on a FIFO basis. At June 30, 2015 and 2014 the total value of LIFO inventory was $2.6 million and $2.7 million, respectively. There was no material liquidation of LIFO inventory in 2015, 2014, or 2013. A comparison of inventories is as follows:

(in thousands)	June 30,
	2015	2014
Raw materials	$12,663	$11,603
Work in process and finished parts	5,772	5,470
Finished goods	95,407	80,867
Total	$113,842	$97,940

3.     PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2015	2014
Land		$7,654	$4,460
Buildings and improvements	5-39	72,684	49,436
Machinery and equipment	3-7	32,263	27,460
Delivery equipment	3-5	20,097	19,556
Furniture and fixtures	3-7	8,939	6,293
Total		141,637	107,205
Less accumulated depreciation		(76,867)	(75,305)
Net		$64,770	$31,900

4.     OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2015	2014
Cash value of life insurance	$3,434	$7,529
Rabbi Trust assets (see Note 9)	2,404	3,095
Other	919	109
Total	$6,757	$10,733

5.     ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2015	2014
Dividends	$1,346	$1,106
Income taxes	—	737
Advertising	3,661	2,706
Warranty	1,010	1,020
Supplemental retirement plans - current	1,208	693
Other	1,623	1,632
Total	$8,848	$7,894

6.     CREDIT ARRANGEMENTS

The Company maintains a credit agreement which was amended on June 29, 2015, that provides short-term working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.19% at June 30, 2015), including up to $4.0 million of letters of credit. The amendment decreased the borrowing availability from $65.0 to $30.0 million. Letters of credit outstanding at June 30, 2015 totaled $2.9 million. As of June 30, 2015, the Company utilized $10.6 million of borrowing availability under the credit facility, other than the aforementioned letters of credit, leaving borrowing availability of $16.5 million. The credit agreement expires December 31, 2016. At June 30, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an unsecured $10.0 million line of credit, with interest at prime minus 2% (1.25% at June 30, 2015), and where its routine banking transactions are processed. As of June 30, 2015, the Company utilized borrowing availability during the year and $1.3 million was outstanding on the line of credit at June 30, 2015. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $3.5 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	June 30,
	2015	2014
Gross unrecognized tax benefits	$1,580	$1,290
Accrued interest and penalties	610	490
Gross liabilities related to unrecognized tax benefits	$2,190	$1,780

Deferred tax assets	$640	$520

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2015	2014	2013
Balance at July 1	$1,290	$1,085	$1,000
Additions based on tax positions related to the current year	390	325	265
Additions for tax positions of prior years	—	—	100
Reductions for tax positions of prior years	(100)	(120)	(280)
Balance at June 30	$1,580	$1,290	$1,085

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision is as follows for the years ended June 30:

(in thousands)	2015	2014	2013
Federal- current	$11,725	$8,395	$6,750
State - current	930	553	566
Deferred	605	(138)	414
Total	$13,260	$8,810	$7,730

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	2.6	2.2	2.6
Other	(0.3)	(0.2)	(0.6)
Effective tax rate	37.3%	37.0%	37.0%

The effective tax rate for the fiscal year ended June 30, 2015 was 37.3% and 37.0% for fiscal years ended June 30, 2014 and 2013.

The primary components of deferred tax assets and (liabilities) are as follows:

(in thousands)	June 30, 2015		June 30, 2014
	Current	Long-term	Current	Long-term
Accounts receivable	$530	$—	$520	$—
Inventory	925	—	1,660	—
Self-insurance	595	—	600	—
Compensation and benefits	585	1,240	650	950
Accrued expenses	1,125	—	540	—
Property, plant and equipment	—	(1,225)	—	(740)
Supplemental retirement plans	460	1,110	260	1,290
Other	—	745	—	670
Total	$4,220	$1,870	$4,230	$2,170

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2011–2014 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.     STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of June 30, 2015, no shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2013 – June 30, 2016 (2014-2016) and July 1, 2014 – June 30, 2017 (2015-2017). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded plan expenses of $1.1 million and $0.5 million for fiscal years ended June 30, 2015 and 2014, respectively. If the target performance goals for 2014-2016 and 2015-2017 would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.1 million and $1.0 million, respectively.

The aggregate number of shares that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)
Performance Period	Minimum	Target	Maximum
Fiscal Year 2014 - 2016	17	48	91
Fiscal Year 2015 - 2017	12	31	60

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of June 30, 2015, 215,082 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goals for the three-year performance period beginning July 1, 2012 and ending on June 30, 2015 (2013-2015). The Committee has also specified that payouts, if any, for awards earned in these performance periods will be 60% stock and 40% cash. Awards will be paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins. The compensation cost related to the cash portion of the award is re-measured based on the equity award’s estimated fair value at the end of each reporting period. The accrual is based on the probable outcomes of the performance conditions. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the consolidated balance sheets. As of June 30, 2015, the Company has recorded the cash-portion of awards payable of $0.7 million within current liabilities. For fiscal year ended June 30, 2014, the Company recorded the cash-portion of awards payable of $0.6 million within current liabilities and $0.4 million within long-term liabilities. For the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded expense of $0.6 million, $0.9 million and $1.2 million, respectively.

For the fiscal year 2013-2015 awards, based on the Company’s performance during that period, $1.2 million of compensation expense has been recognized over the requisite service periods.

The aggregate number of shares and cash that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)	Minimum		Target		Maximum
Performance Period	Shares	Cash	Shares	Cash	Shares	Cash
Fiscal Year 2013 - 2015	9	$251	24	$686	39	$1,133

(2)	Stock Plans

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

For fiscal years 2015 and 2014, the Company issued options for 48,600 and 57,450 common shares at a weighted average exercise price of $31.48 and $27.49 (the fair market value on the date of grant), respectively. The options were immediately available for exercise. For fiscal years ended June 30, 2015 and 2014, the Company recorded expense of $0.4 million and $0.4 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2015 and 2014, respectively, under this plan; dividend yield of 2.0% and 2.2%; expected volatility of 29.9% and 32.6%; risk-free interest rate of 1.6% and 1.5%; and an expected life of 5 years. The expected volatility and expected life are determined based on historical data. The weighted-average grant date fair value of stock options granted during fiscal year 2015 and 2014 were $7.33 and $6.63, respectively. The cash proceeds from stock options exercised were $0.1 million for fiscal years ended 2015 and 2014. At June 30, 2015, 595,400 shares were available for future grants.

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

There were no options granted and no expense was recorded under these Plans during the fiscal years ended June 30, 2015 and June 30, 2014. For fiscal year ended June 30, 2013, the Company issued options for 89,300 common shares at the weighted average exercise price of $20.31 (the fair market value on the date of grant). The options were immediately available for exercise. The Company recorded compensation expense of $0.5 million during fiscal year ended June 30, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2013; dividend yield of 2.5%; expected volatility of 35.4%; risk-free interest rate of 0.8%; and an expected life of 5 years, respectively. The expected volatility and expected life are determined based on historical data.

The weighted-average grant date fair value of stock options granted during fiscal year 2013 was $5.06. The cash proceeds from stock options exercised were $1.6 million, $2.3 million and $1.1 million, respectively, for fiscal years ended 2015, 2014 and 2013. The income tax benefit related to the exercise of stock options was $0.4 million, $0.4 million and $0.2 million for fiscal years ended 2015, 2014 and 2013, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2015, 2014 and 2013 and the changes during the years then ended is presented below:

			Aggregate
	Shares	Weighted Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Outstanding and exercisable at June 30, 2013	787	$14.71	$7,609
Granted	58	27.49
Exercised	(292)	15.55
Canceled	(29)	19.35
Outstanding and exercisable at June 30, 2014	524	$15.39	$9,403
Granted	49	31.48
Exercised	(110)	15.52
Canceled	(6)	16.98
Outstanding and exercisable at June 30, 2015	457	$17.02	$11,916

The following table summarizes information for options outstanding and exercisable at June 30, 2015:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$6.81 – 8.55	93	4.0	$7.73
12.35 – 14.40	152	2.9	13.25
17.23 – 22.82	117	6.6	19.06
27.38 – 32.13	95	4.2	29.52
$6.81 – 32.13	457	4.3	$17.02

9.      BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total pension and retirement plan expense was $2.0 million, $1.9 million and $1.8 million in fiscal years 2015, 2014 and 2013. The amounts include $0.5 million in fiscal years 2015, 2014 and 2013, for the Company’s matching contribution to retirement savings plans.

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

The Company’s participation in these plans for the annual period ended June 30, 2015, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan’s year-end at December 31, 2014 and 2013, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less that 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2015	2014	Plan Status	2015	2014	2013	Imposed	Agreement	in Plan

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$248	$252	$243	No	03/31/2018	15

Steelworkers Pension Trust	23-6648508	Green	Green	No	364	380	347	No	10/31/2015	197

Central Pension Fund	36-6052390	Green	Green	No	7	7	7	No	05/31/2017	3
					$619	$639	$597

The cumulative cost to exit the Company’s multi-employer plans was approximately $9.2 million on June 30, 2015.

Supplemental Retirement Plans

The Company has unfunded supplemental retirement plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. At June 30, 2015 and 2014, the supplemental retirement plan liability was $4.1 million, respectively, of which $1.2 million and $0.7 million were recorded in other current liabilities and $2.9 million and $3.4 million were recorded in other long-term liabilities, respectively. The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. For fiscal 2015, 2014 and 2013, the benefit obligation was increased by interest expense of $0.5 million, $1.4 million and $0.5 million, deposits of $0.3 million, $0.3 million and $0.5 million, and decreased by payments of $0.9 million, $3.1 million and $1.3 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2015, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the consolidated balance sheets at fair market value. As of June 30, 2015 and 2014, the fair market value of the assets held in the Rabbi Trust were $3.5 million and $3.8 million, respectively, $1.1 million and $0.7 million, respectively, of the assets are classified as other current assets and $2.4 million and $3.1 million, respectively, are classified as other noncurrent assets in the consolidated balance sheets. These assets are classified as Level 2 in accordance with fair value accounting as discussed in Note 1.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 403 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2015 and 2014, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $0.9 million and $0.7 million, respectively. The accumulated benefit obligation was $8.0 million and $7.8 million at fiscal years ended June 30, 2015 and 2014, respectively. The Company recorded expense of $0.1 million, $0.1 million and $0.1 million during fiscal years 2015, 2014 and 2013, respectively, related to the plan.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

 The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2015	2014	2013
Available-for-sale securities, net of tax (1)	$(152)	$(5)	$394
Pension and other post-retirement benefit adjustments, net of tax (2)	(1,584)	(1,251)	(1,485)
Total accumulated other comprehensive loss	$(1,736)	$(1,256)	$(1,091)

(1)	The tax effect on the available-for-sale securities is a tax (benefit) expense of $(0.1) million, $(0.0) million and $0.2 million at June 30, 2015, 2014 and 2013, respectively.
(2)	The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $1.0 million, $0.8 million and $0.9 million at June 30, 2015, 2014 and 2013, respectively.

11.	LITIGATION

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

During the fiscal years ended June 30, 2015, 2014 and 2013, the Company recorded $0.6 million, $2.1 million and $2.3 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

During the fiscal years ended June 30, 2015 and 2014, the Company received approximately $0.2 million and $2.8 million from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses. The Company did not receive reimbursements for certain legal defense costs during fiscal year 2013. The Company will continue to pursue the recovery of additional defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Iowa District Court dismissed litigation filed by the Company’s insurance carriers in Iowa after the Iowa Court of Appeals found that Indiana law applied to the insurance policies in question and the Iowa Supreme Court denied further review. The dismissal has been appealed by the insurance carriers to the Iowa Supreme Court. Concurrently, coverage litigation is proceeding against the insurance carriers in Indiana.

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $3.8 million, $2.8 million and $2.5 million in fiscal 2015, 2014 and 2013, respectively.

Expected future minimum commitments under operating leases as of June 30, 2015 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2016	3,785
2017	3,514
2018	1,725
2019	1,781
2020	1,201
Thereafter	452
$12,458

13.	SEGMENT REPORTING

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

Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2015	2014	2013
Residential	$393,143	$359,565	$311,214
Commercial	73,761	78,978	74,975
	$466,904	$438,543	$386,189

14.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2015:
Net sales	$108,666	$114,386	$122,530	$121,323
Gross margin	25,520	27,094	29,668	27,579
Litigation settlement reimbursements	—	—	250	—
Net income	4,878	7,502	6,956	5,780
Earnings per share:
Basic	$0.66	$0.63	$0.94	$0.77
Diluted	$0.64	$0.61	$0.90	$0.74

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2014:
Net sales	$104,348	$112,534	$110,532	$111,129
Gross margin	23,645	26,059	25,044	25,515
Litigation settlement costs	—	(6,250)	—	—
Net income	3,768	1,170	4,420	5,632
Earnings per share:
Basic	$0.53	$0.16	$0.61	$0.77
Diluted	$0.51	$0.16	$0.58	$0.74

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2015.

Changes in internal control over financial reporting – During the fiscal quarter ended June 30, 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2015. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Company’s 2015 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nomination Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The Company has adopted a code of ethics called the Guidelines for Business Conduct that applies to the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the code of ethics is posted on our website at www.flexsteel.com.

Item 11.	Executive Compensation

The information contained in the Company’s 2015 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2015 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections “Interest of Management and Others in Certain Transactions” and “Corporate Governance – Board of Directors” in the Company’s 2015 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2015 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

	The financial statements of the Company are set forth above in Item 8.

	(2)	Schedules

	The following financial statement schedules for the years ended June 30, 2015, 2014 and 2013 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2015, 2014 and 2013

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Additions to (Deductions from) Reserves	Balance at End of Year
Accounts Receivable Allowances:
2015	1,370	72	(42)	1,400
2014	1,560	6	(196)	1,370
2013	$1,910	$(215)	$(135)	$1,560

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibits

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

10.1	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.2	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.3	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.4	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

10.5	Flexsteel Industries, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities and Exchange Commission on October 31, 2006). *

10.6	Employment Agreement dated October 1, 2006 between Flexsteel Industries, Inc. and Donald D. Dreher (incorporated by reference to Exhibit 10.1 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2006). *

10.7	Amendment to Employment Agreement dated June 27, 2008 between Flexsteel Industries, Inc. and Donald D. Dreher (incorporated by reference to Exhibit 10.3 to Flexsteel’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2008).*

10.8	Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

10.9	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *

10.10	Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2010).

10.11	First Amendment dated June 7, 2011 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.12	Second Amendment dated May 11, 2012 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 10-Q for the period ended March 31, 2013 filed with the Securities and Exchange Commission on April 18, 2013).

10.13	Third Amendment dated June 28, 2013 to Credit Agreement dated April 14, 2010 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2013).

10.14	Restricted Stock Unit Award Agreement for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012). *

10.15	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.16	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.17	Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.18	Form of Notification of Award for non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.19	Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.20	Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.21	Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.22	Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.23	Fourth Amendment to Credit Agreement dated June 27, 2014 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2014).

10.24	Revolving Line of Credit Note dated June 27, 2014 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 27, 2014).

10.25	Purchase and Sale Agreement dated August 8, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 14, 2014).

10.26	Completion of Acquisition of Assets dated September 26, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 1, 2014).

10.27	Promissory Note dated January 1, 2015 between Flexsteel Industries, Inc. and American Trust & Savings Bank. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 8, 2015).

10.28	Sixth Amendment to Credit Agreement dated January 12, 2015 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 14, 2015).

10.29	Seventh Amendment to Credit Agreement dated June 29, 2015 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2015).

10.30	First Modification to Revolving Line of Credit Note dated June 29, 2015 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2015).

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification. Filed herewith.

31.2	Certification. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.
33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 28, 2015		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 28, 2015	/S/ Lynn J. Davis
Lynn J. Davis
Chair of the Board of Directors

Date:	August 28, 2015	/S/ Karel K. Czanderna
Karel K. Czanderna
Director

Date:	August 28, 2015	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 28, 2015	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 28, 2015	/S/ Robert E. Deignan
Robert E. Deignan
Director

Date:	August 28, 2015	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 28, 2015	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 28, 2015	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 28, 2015	/S/ James R. Richardson
James R. Richardson
Director

Date:	August 28, 2015	/S/ Nancy E. Uridil
Nancy E. Uridil
Director

