Form 10-Q
period 2015-09-30
FLEXSTEEL INDUSTRIES INC
filed 2015-10-21
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒.

Common Stock - $1.00 Par Value

Shares Outstanding as of October 7, 2015	7,556,871

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2015	2015
ASSETS
CURRENT ASSETS:
Cash	$1,865	$1,282
Trade receivables – less allowances: September 30, 2015, $1,350; June 30, 2015, $1,400	46,643	45,101
Inventories	108,872	113,842
Deferred income taxes	4,780	4,220
Other	6,770	6,777
Total current assets	168,930	171,222
NON-CURRENT ASSETS:
Property, plant and equipment, net	64,796	64,770
Deferred income taxes	1,380	1,870
Other assets	5,686	6,757
TOTAL	$240,792	$244,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$14,367	$18,329
Notes payable – current	6,807	11,904
Accrued liabilities:
Payroll and related items	5,694	7,931
Insurance	4,252	4,308
Other	12,217	8,848
Total current liabilities	43,337	51,320
LONG-TERM LIABILITIES:
Supplemental retirement plans	1,817	2,915
Other liabilities	3,762	3,637
Total liabilities	48,916	57,872
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2015, 7,556,871 shares; outstanding June 30, 2015, 7,480,367 shares	7,557	7,480
Additional paid-in capital	19,586	18,827
Retained earnings	166,578	162,176
Accumulated other comprehensive loss	(1,845)	(1,736)
Total shareholders’ equity	191,876	186,747
TOTAL	$240,792	$244,619

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2015	2014
NET SALES	$126,531	$108,666
COST OF GOODS SOLD	(98,662)	(83,146)
GROSS MARGIN	27,869	25,520
SELLING, GENERAL AND ADMINISTRATIVE	(18,490)	(18,391)
OPERATING INCOME	9,379	7,129
OTHER INCOME (EXPENSE):
Other (expense) income	(50)	619
Interest expense	(37)	—
Total	(87)	619
INCOME BEFORE INCOME TAXES	9,292	7,748
INCOME TAX PROVISION	(3,530)	(2,870)
NET INCOME	$5,762	$4,878

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,508	7,371
Diluted	7,761	7,667

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.77	$0.66
Diluted	$0.74	$0.64

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,
	2015	2014
NET INCOME	$5,762	$4,878
OTHER COMPREHENSIVE LOSS:
UNREALIZED LOSS ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	(268)	(29)
RECLASSIFICATION OF REALIZED GAIN (LOSS) ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	92	(145)
OTHER COMPREHENSIVE LOSS BEFORE TAXES	(176)	(174)

INCOME TAX BENEFIT RELATED TO SUPPLEMENTAL RETIREMENT PLANS LOSS	67	66
OTHER COMPREHENSIVE LOSS, NET OF TAX	(109)	(108)

COMPREHENSIVE INCOME	$5,653	$4,770

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)	Three Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$5,762	$4,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,742	1,096
Deferred income taxes	(3)	86
Stock-based compensation expense	171	282
Excess tax (benefit) expense from share-based payments	(20)	113
Change in provision for losses on accounts receivable	(50)	(19)
Gain on disposition of capital assets	—	(21)
Changes in operating assets and liabilities:
Trade receivables	(1,492)	(2,387)
Inventories	4,970	(8,220)
Other current assets	846	(1,165)
Other assets	—	(409)
Accounts payable – trade	(3,641)	9,565
Accrued liabilities	(567)	(618)
Supplemental retirement plans	664	227
Other long-term liabilities	126	(254)
Net cash provided by operating activities	8,508	3,154

INVESTING ACTIVITIES:
Purchases of investments, net	(149)	(1,318)
Proceeds from sales of investments	94	1,228
Proceeds from sale of capital assets	—	26
Capital expenditures	(2,090)	(25,841)
Net cash used in investing activities	(2,145)	(25,905)

FINANCING ACTIVITIES:
(Repayments of) proceeds from current notes payable, net	(5,097)	11,996
Dividends paid	(1,347)	(1,106)
Proceeds from issuance of common stock	644	105
Excess tax benefit (expense) from share-based payment	20	(113)
Net cash (used in) provided by financing activities	(5,780)	10,882

Increase (decrease) in cash	583	(11,869)
Cash at beginning of period	1,282	22,176
Cash at end of period	$1,865	$10,307

SUPPLEMENTAL INFORMATION

(Amounts in thousands)	Three Months Ended
	September 30,
	2015	2014
Income taxes paid, net	$150	$1,510
Capital expenditures in accounts payable	142	131
Interest paid	37	—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.4 million and $1.6 million higher at September 30, 2015 and June 30, 2015, respectively, if they had been valued on the FIFO method. At September 30, 2015 and June 30, 2015, the total value of LIFO inventory was $3.5 million and $2.6 million, respectively. A comparison of inventories is as follows:

(in thousands)	September 30, 2015	June 30, 2015
Raw materials	$13,392	$12,663
Work in process and finished parts	6,881	5,772
Finished goods	88,599	95,407
Total	$108,872	$113,842

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of September 30, 2015, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of September 30, 2015, the Supplemental Plan Assets were $3.3 million, with $1.9 million of the Supplemental Plan assets classified as “other current assets” and $1.4 million as “other assets” in the Consolidated Balance Sheets. As of June 30, 2015, the Supplemental Plan assets were $3.5 million, with $1.1 million classified as “other current assets” and $2.4 million classified as “other assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value accounting as described above.

4.         CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.19% at September 30, 2015), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2015 totaled $2.6 million. At September 30, 2015, outstanding borrowings were $6.8 million, which is classified as “notes payable – current” in the Consolidated Balance Sheets, in addition to the aforementioned letters of credit, leaving borrowing availability of $20.6 million. The credit agreement expires December 31, 2016. At September 30, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.25% at September 30, 2015), and where its routine banking transactions are processed. No amount was outstanding on the line of credit at September 30, 2015. This line of credit matures December 31, 2016. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.3 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Fair value of the Company’s debt approximates the carrying value.

5.         STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)          Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of September 30, 2015, 2,594 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2013 – June 30, 2016 (2014-2016), July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2015 – June 30, 2018 (2016-2018). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.3 million for the quarter ended September 30, 2015. If the target performance goals for 2014-2016, 2015-2017 and 2016-2018 would be achieved, the amount of compensation cost recognized over the requisite service periods would be $1.0 million for each of the three service periods.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provided for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of September 30, 2015, 240,325 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance periods. Payouts for awards earned in these performance periods were 60% stock and 40% cash. Awards were paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares granted under each performance period was fixed on the grant date, which was the date the performance period began. The short-term portion of the recorded cash award payable is classified within current liabilities, payroll and related items, and the long-term portion of the recorded cash award payable is classified within other long-term liabilities in the Consolidated Balance Sheets. As of September 30, 2015 the Company had no liability outstanding for the plan. As of June 30, 2015, the Company recorded cash awards payable of $0.7 million within current liabilities. The Company recorded no expense during the quarter ended September 30, 2015 and $0.7 million during the prior year quarter, respectively.

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

At September 30, 2015, 572,682 shares were available for future grants. During the quarter ended September 30, 2015, the Company recorded expense of $0.2 million related to this plan. During the quarter ended September 30, 2014, the Company recorded no expense related to this plan.

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

There were no options granted and no expense was recorded under these Plans during the quarter ended September 30, 2015.

A summary of the status of the Company’s stock plans as of September 30, 2015, June 30, 2015 and 2014 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2014	524	$15.39	$9,403
Granted	49	31.48
Exercised	(110)	15.52
Canceled	(6)	16.98
Outstanding and exercisable at June 30, 2015	457	17.02	11,916
Granted	26	43.09
Exercised	(46)	13.80
Canceled	(5)	24.54
Outstanding and exercisable at September 30, 2015	432	$18.85	$5,682

The following table summarizes information for options outstanding and exercisable at September 30, 2015:

	Options Outstanding and Exercisable (in thousands)	Weighted Average
Range of Prices		Remaining Life (Years)	Exercise Price
$6.81 – 8.55	85	3.8	$7.77
12.35 – 14.40	120	3.1	13.11
17.23 – 22.82	110	6.3	19.11
27.38 – 43.09	117	8.9	32.55
$6.81 – 43.09	432	5.6	$18.85

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

In computing EPS for the quarters ended September 30, 2015 and 2014, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended September 30,
(in thousands)	2015	2014
Basic shares	7,508	7,371
Potential common shares:
Stock options	212	283
Long-term incentive plan	41	13
	253	296
Diluted shares	7,761	7,667
Anti-dilutive shares	26	—

7.         LITIGATION

Indiana Civil Litigation – During the quarter ended December 31, 2013, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. During the quarters ended September 30, 2015 and 2014, the Company recorded $0.1 million of legal expenses incurred pursuing insurance coverage. These expenses are included in “selling, general and administrative” (SG&A) expense in the Consolidated Statements of Income.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2015 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarter ended September 30, 2015 and 2014. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	(78.0)	(76.5)
Gross margin	22.0	23.5
Selling, general and administrative	(14.6)	(16.9)
Operating income	7.4	6.6
Other (expense) income, net	—	0.5
Income before income taxes	7.4	7.1
Income tax provision	(2.8)	(2.6)
Net income	4.6%	4.5%

The following table compares net sales for the quarter ended September 30, (in millions):

	2015	2014	$ Change	% Change
Residential	$106.3	$91.4	$14.9	16.3%
Commercial	20.2	17.2	3.0	17.2%
Total	$126.5	$108.6	$17.9	16.4%

Results of Operations for the Quarter Ended September 30, 2015 vs. 2014

Net sales for the quarter ended September 30, 2015 were $126.5 million, a 16.4% increase compared to $108.6 million in the prior year quarter. Residential net sales were $106.3 million in the current quarter, an increase of 16.3% from the prior year quarter of $91.4 million, which primarily reflects increased demand for upholstered furniture and to a lesser extent ready-to-assemble furniture. Commercial net sales were $20.2 million in the current quarter, an increase of 17.2% compared to $17.2 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended September 30, 2015 was 22.0% compared to 23.5% for the prior year quarter, representing a decrease of approximately $2 million. The Company is making long-term strategic investments in an expanded distribution network, designed to meet current and future customer needs while improving operations. In the current quarter this negatively impacted gross margin by $1.3 million or 1.0%.

Selling, general and administrative (SG&A) expenses were 14.6% of net sales in the current year quarter, compared to 16.9% in the prior year quarter. The improvement in SG&A as a percentage of net sales for the quarter reflects fixed cost leverage on higher sales volume of $1.9 million and lower direct selling costs of $1.0 million primarily due to timing of expenditures.

In the prior year quarter, the Company realized a non-taxable gain on life insurance of $0.4 million, or $0.06 per share. The gain is included in “interest and other income” in the Consolidated Statements of Income.

The effective income tax expense rate for the current quarter was 38.0% compared to an income tax expense rate of 37.0% in the prior year quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended September 30, 2015 of $5.8 million or $0.74 per share compared to $4.9 million or $0.64 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2015 was $125.6 million compared to $119.9 million at June 30, 2015. Primary changes in working capital include decreases in inventory of $5.0 million, current borrowings of $5.1 million and accounts payable of $3.6 million, and an increase in accounts receivable of $1.5 million. The decrease in inventory is due to improving efficiency of the expanded distribution network which contributed to increased net sales. The increase in accounts receivable is due to the increase in net sales and the timing of collections. The decrease in accounts payable is due to timing of payments. Capital expenditures were $2.1 million and dividend payments totaled $1.3 million for the quarter.

The Company maintained a credit agreement which provided working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.19% at September 30, 2015), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2015 totaled $2.6 million. At September 30, 2015, outstanding borrowings were $6.8 million, which is classified as “notes payable – current” in the Consolidated Balance Sheets, in addition to the aforementioned letters of credit, leaving borrowing availability of $20.6 million. The credit agreement expires December 31, 2016. At September 30, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

An officer of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.25% at September 30, 2015), and where its routine banking transactions are processed. No amount was outstanding on the line of credit at September 30, 2015. This line of credit matures December 31, 2016. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.3 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this officer.

Net cash provided by operating activities of $8.5 million in the quarter ended September 30, 2015 was comprised primarily of net income of $5.8 million and increases in accounts receivable of $1.5 million and depreciation of $1.7 million and decreases in inventory of $5.0 million and accounts payable of $3.6 million. Net cash provided by operating activities in the quarter ended September 30, 2014 was $3.1 million.

Net cash used in investing activities was $2.1 million and $25.9 million in the quarter ended September 30, 2015 and 2014, respectively. Capital expenditures were $2.1 million and $25.8 million during the quarter ended September 30, 2015 and 2014, respectively.

Net cash used in financing activities was $5.8 million in the quarter ended September 30, 2015 primarily due to repayment of current borrowings of $5.1 million and dividends paid of $1.3 million. Net cash provided by financing activities was $10.9 million in the quarter ended September 30, 2014, due to proceeds from short-term borrowings of $12.0 million partially offset by dividends paid of $1.1 million.

The timing and level of additional investment required to execute the Company’s logistics strategy and develop its business information system requirements will be evaluated as the projects progress. Operating capital expenditures are estimated to be $6 million for the remainder of fiscal 2016. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2016. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of September 30, 2015, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2015.

Outlook

The Company expects top line growth will continue during the second fiscal quarter due to strong order trends and backlog of unshipped orders. Residential growth is expected to continue with existing customers and products, and through product portfolio and customer base expansion. The Company believes this growth will be led by increased demand for upholstered and ready-to-assemble products. The Company is confident in its ability to take advantage of market opportunities.

The Company continues to proceed on two multi-year initiatives, designed to enhance customer experience and increase shareholder value. The Company continues to execute its logistics strategy and develop its business information system requirements. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Operating capital expenditures are estimated to be $6 million for the remainder of fiscal 2016. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During the quarters ended September 30, 2015 and 2014, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.

Item 4.         Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2015.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2015, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 21, 2015	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

