Form 10-Q
period 2015-12-31
FLEXSTEEL INDUSTRIES INC
filed 2016-02-09
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐.  No ☒.

Common Stock - $1.00 Par Value

Shares Outstanding as of January 28, 2016	7,610,971

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)
	December 31, 2015	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$329	$1,282
Trade receivables – less allowances: December 31, 2015, $1,350; June 30, 2015, $1,400	49,779	45,101
Inventories	111,197	113,842
Deferred income taxes	5,140	4,220
Other	11,321	6,777
Total current assets	177,766	171,222
NON-CURRENT ASSETS:
Property, plant and equipment, net	66,643	64,770
Deferred income taxes	—	1,870
Other assets	3,470	6,757
TOTAL	$247,879	$244,619

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$15,859	$18,329
Notes payable – current	5,945	11,904
Accrued liabilities:
Payroll and related items	5,749	7,931
Insurance	5,098	4,308
Other	11,378	8,848
Total current liabilities	44,029	51,320
LONG-TERM LIABILITIES:
Supplemental retirement plans	1,705	2,915
Other liabilities	4,530	3,637
Total liabilities	50,264	57,872

SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2015, 7,610,971 shares; outstanding June 30, 2015, 7,480,367 shares	7,611	7,480
Additional paid-in capital	21,075	18,827
Retained earnings	170,575	162,176
Accumulated other comprehensive loss	(1,646)	(1,736)
Total shareholders’ equity	197,615	186,747
TOTAL	$247,879	$244,619

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
NET SALES	$125,410	$114,386	$251,942	$223,052
COST OF GOODS SOLD	(97,726)	(87,292)	(196,389)	(170,439)
GROSS MARGIN	27,684	27,094	55,553	52,613
SELLING, GENERAL AND ADMINISTRATIVE	(19,500)	(19,592)	(37,990)	(37,982)
LITIGATION SETTLEMENT REIMBURSEMENTS	250	—	250	—
OPERATING INCOME	8,434	7,502	17,813	14,631
OTHER INCOME (EXPENSE):
Other income	116	86	67	707
Interest expense	(24)	(34)	(61)	(36)
Total	92	52	6	671
INCOME BEFORE INCOME TAXES	8,526	7,554	17,819	15,302
INCOME TAX PROVISION	(3,160)	(2,870)	(6,690)	(5,740)
NET INCOME	$5,366	$4,684	$11,129	$9,562

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	7,575	7,417	7,541	7,395
Diluted	7,821	7,694	7,774	7,672

EARNINGS PER SHARE OF COMMON STOCK:
Basic	$0.71	$0.63	$1.48	$1.29
Diluted	$0.69	$0.61	$1.43	$1.25

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.18	$0.18	$0.36	$0.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
NET INCOME	$5,366	$4,684	$11,129	$9,562
OTHER COMPREHENSIVE INCOME (LOSS):
UNREALIZED GAIN ON SECURITIES IN SUPPLEMENTAL RETIREMENT PLANS	669	107	402	78
RECLASSIFICATION OF REALIZED LOSS ON SUPPLEMENTAL RETIREMENT PLANS TO OTHER INCOME	(348)	(54)	(256)	(199)
OTHER COMPREHENSIVE INCOME (LOSS) BEFORE TAXES	321	53	146	(121)

INCOME TAX (EXPENSE) BENEFIT RELATED TO SUPPLEMENTAL RETIREMENT PLANS LOSS	(122)	(20)	(56)	46
OTHER COMPREHENSIVE GAIN (LOSS), NET OF TAX	199	33	90	(75)

COMPREHENSIVE INCOME	$5,565	$4,717	$11,219	$9,487

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Six Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$11,129	$9,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,590	2,201
Deferred income taxes	1,805	(184)
Stock-based compensation expense	728	1,185
Excess tax (benefit) expense from share-based payments	(687)	41
Change in provision for losses on accounts receivable	(50)	8
Loss (gain) on disposition of capital assets	12	(21)
Gain on life insurance policies	(346)	—
Changes in operating assets and liabilities:
Trade receivables	(4,628)	(4,976)
Inventories	2,645	(11,460)
Other current assets	(3,809)	(3,046)
Other assets	—	(452)
Accounts payable – trade	(2,117)	2,781
Accrued liabilities	301	(1,416)
Supplemental retirement plans	695	310
Other long-term liabilities	(17)	(135)
Net cash provided by (used in) operating activities	9,251	(5,602)

INVESTING ACTIVITIES:
Purchases of investments	(1,294)	(1,546)
Proceeds from sales of investments	1,097	1,309
Proceeds from sale of capital assets	20	26
Proceeds from life insurance policies	2,836	—
Capital expenditures	(5,848)	(30,242)
Net cash used in investing activities	(3,189)	(30,453)

FINANCING ACTIVITIES:
Dividends paid	(2,707)	(2,438)
(Repayments of) proceeds from current notes payable, net	(5,959)	6,481
Proceeds from long-term notes payable, net	—	9,514
Proceeds from issuance of common stock	1,128	518
Shares issued to employees, net of shares withheld	(164)	—
Excess tax benefit (expense) from share-based payment	687	(41)
Net cash (used in) provided by financing activities	(7,015)	14,034

Decrease in cash	(953)	(22,021)
Cash at beginning of period	1,282	22,176
Cash at end of period	$329	$155

SUPPLEMENTAL INFORMATION (Amounts in thousands)

	Six Months Ended
	December 31,
	2015	2014
Income taxes paid, net	$5,728	$6,735
Capital expenditures in accounts payable	110	56
Interest paid	61	29

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2015

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six month periods ended December 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Raw steel is valued on the last-in, first-out (“LIFO”) method. Other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on the LIFO method would have been approximately $1.3 million and $1.6 million higher at December 31, 2015 and June 30, 2015, respectively, if they had been valued on the FIFO method. At December 31, 2015 and June 30, 2015, the total value of LIFO inventory was $3.7 million and $2.6 million, respectively. A comparison of inventories is as follows:

(in thousands)	December 31, 2015	June 30, 2015
Raw materials	$14,311	$12,663
Work in process and finished parts	7,142	5,772
Finished goods	89,744	95,407
Total	$111,197	$113,842

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of December 31, 2015, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of December 31, 2015, the Supplemental Plan Assets were $3.4 million, with $1.8 million of the Supplemental Plan assets classified as “other current assets” and $1.6 million as “other assets” in the Consolidated Balance Sheets. As of June 30, 2015, the Supplemental Plan assets were $3.5 million, with $1.1 million classified as “other current assets” and $2.4 million classified as “other assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value measurements as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.43% at December 31, 2015), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2015 totaled $2.3 million. At December 31, 2015, outstanding borrowings were $5.6 million, which is classified as “notes payable – current” in the Consolidated Balance Sheets, in addition to the aforementioned letters of credit, leaving borrowing availability of $22.1 million. The credit agreement expires December 31, 2016. At December 31, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.50% at December 31, 2015), and where its routine banking transactions are processed. As of December 31, 2015, $0.3 million was outstanding on the line of credit. This line of credit matures December 31, 2016. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.4 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

Fair value of the Company’s debt approximates the carrying value.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of December 31, 2015, 2,594 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2013 – June 30, 2016 (2014-2016), July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2015 – June 30, 2018 (2016-2018). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.2 million and $0.1 million for the quarters ended December 31, 2015 and December 31, 2014, respectively. For the six month periods ended December 31, 2015 and December 31, 2014, the Company recorded expense of $0.5 million and $0.2 million, respectively. If the target performance goals for 2014-2016, 2015-2017 and 2016-2018 would be achieved, the amount of compensation cost recognized over the requisite service periods would be $1.0 million for each of the three service periods.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provided for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. Due to the adoption of the Long-Term Incentive Compensation Plan in December 2013, no additional shares can be awarded under the 2007 Plan. As of December 31, 2015, 240,325 shares have been issued. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance periods. Payouts for awards earned in these performance periods were 60% stock and 40% cash. Awards were paid to participants as soon as practicable following the end of the performance periods subject to Committee approval and verification of results. The compensation cost related to the number of shares granted under each performance period was fixed on the grant date, which was the date the performance period began. The short-term portion of the recorded cash award payable is classified within current liabilities, “payroll and related items”, and the long-term portion of the recorded cash award payable is classified within long-term liabilities, “other liabilities” in the Consolidated Balance Sheets. As of December 31, 2015 the Company had no liability outstanding for the plan. As of June 30, 2015, the Company recorded cash awards payable of $0.7 million within current liabilities. The Company recorded no expense during the three and six months ended December 31, 2015. The Company recorded $0.5 million and $0.8 million during the three and six months ended December 31, 2014, respectively.

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

At December 31, 2015, 570,562 shares were available for future grants. During the quarter ended December 31, 2015, no expense was recorded related to this plan. During the six months ended December 31, 2015, the Company recorded expense of $0.2 million related to this plan. During the quarter and six months ended December 31, 2014, the Company recorded expense of $0.4 million related to this plan.

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

There were no options granted and no expense was recorded under these Plans during the three and six months ended December 31, 2015 and December 31, 2014.

A summary of the status of the Company’s stock plans as of December 31, 2015, June 30, 2015 and 2014 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2014	524	$15.39	$9,403
Granted	49	31.48
Exercised	(110)	15.52
Canceled	(6)	16.98
Outstanding and exercisable at June 30, 2015	457	17.02	11,916
Granted	26	43.09
Exercised	(105)	13.53
Canceled	(6)	22.32
Outstanding and exercisable at December 31, 2015	372	$19.73	$9,107

The following table summarizes information for options outstanding and exercisable at December 31, 2015:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (Years)	Exercise Price
$6.81 – 8.55	72	3.4	$7.65
12.35 – 13.90	81	3.6	13.14
17.23 – 22.82	106	6.1	19.14
27.38 – 43.09	113	8.7	32.65
$6.81 – 43.09	372	5.8	$19.73

6.	EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal period were the end of the contingency period.

In computing EPS for the quarters and six months ended December 31, 2015 and 2014, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2015	2014	2015	2014
Basic shares	7,575	7,417	7,541	7,395
Potential common shares:
Stock options	201	255	189	259
Long-term incentive plan	42	15	41	12
Non-vested shares	3	7	3	6
	246	277	233	277
Diluted shares	7,821	7,694	7,774	7,672
Anti-dilutive shares	26	—	26	—

7.	LITIGATION

Indiana Civil Litigation – During the quarter ended December 31, 2013, the Company entered into an agreement to settle the Indiana Civil Litigation for $6.3 million. During the quarter ended December 31, 2015, the Company received $0.25 million for recovery of litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

During the quarters ended December 31, 2015 and 2014, the Company recorded $0.2 million of legal expenses incurred pursuing insurance coverage. During the six months ended December 31, 2015 and December 31, 2014, the Company recorded $0.2 million and $0.3 million of legal expenses. These expenses are included in “selling, general and administrative” (SG&A) expense in the Consolidated Statements of Income.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2015 and 2014. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(77.9)	(76.3)	(77.9)	(76.4)
Gross margin	22.1	23.7	22.1	23.6
Selling, general and administrative	(15.5)	(17.1)	(15.1)	(17.0)
Litigation settlement reimbursements	0.2	—	0.1	—
Operating income	6.8	6.6	7.1	6.6
Other (expense) income, net	—	—	—	0.3
Income before income taxes	6.8	6.6	7.1	6.9
Income tax provision	(2.5)	(2.5)	(2.7)	(2.6)
Net income	4.3%	4.1%	4.4%	4.3%

The following table compares net sales for the quarter ended December 31, (in millions):

	2015	2014	$ Change	% Change
Residential	$105.8	$94.8	$11.0	11.6%
Commercial	19.6	19.6	0.0	0.0%
Total	$125.4	$114.4	$11.0	9.6%

Results of Operations for the Quarter Ended December 31, 2015 vs. 2014

Net sales for the quarter ended December 31, 2015 were $125.4 million, a 9.6% increase compared to $114.4 million in the prior year quarter. Residential net sales were $105.8 million in the current quarter, an increase of 11.6% from the prior year quarter of $94.8 million, which primarily reflects increased demand for upholstered furniture and to a lesser extent ready-to-assemble furniture. Commercial net sales were $19.6 million in the current and prior year quarters. As reported in the second quarter of the prior fiscal year, the Company estimated that West coast port congestion adversely impacted net sales by at least $6 million for the quarter ended December 31, 2014.

Gross margin as a percent of net sales for the quarter ended December 31, 2015 was 22.1% compared to 23.7% for the prior year quarter. The Company’s investment in expanding its distribution network capacity is currently negatively impacting gross margin by $0.6 million per quarter or 0.5% of net sales. The remainder of the decrease is primarily due to changes in customer and product mix.

Selling, general and administrative (SG&A) expenses were 15.5% of net sales in the current year quarter, compared to 17.1% of net sales in the prior year quarter. The improvement in SG&A as a percentage of net sales for the quarter reflects fixed cost leverage on higher sales volume.

During the quarter ended December 31, 2015, the Company received $0.25 million for recovery of Indiana civil litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

The Company realized a non-taxable gain on life insurance of $0.3 million, or $0.04 per share during the quarter ended December 31, 2015. The gain is included in “other income” in the Consolidated Statements of Income.

The effective income tax expense rate for the current quarter was 37.1% compared to an income tax expense rate of 38.0% in the prior year quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended December 31, 2015 of $5.4 million or $0.69 per share compared to $4.7 million or $0.61 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

The following table compares net sales for the six months ended December 31, (in millions):

	2015	2014	$ Change	% Change
Residential	$212.1	$186.3	$25.8	13.8%
Commercial	39.8	36.8	3.0	8.2%
Total	$251.9	$223.1	$28.8	12.9%

Results of Operations for the Six Months Ended December 31, 2015 vs. 2014

Net sales for the six months ended December 31, 2015 were $251.9 million, a 12.9% increase compared to $223.1 million in the prior year six month period. Residential net sales were $212.1 million in the current six month period, an increase of 13.8% from the prior year period of $186.3 million, primarily due to increased demand for upholstered and ready-to-assemble products. Commercial net sales were $39.8 million in the current six month period, an increase of 8.2% compared to $36.8 million in the prior year period. As reported in the second quarter of the prior fiscal year, the Company estimated that West coast port congestion adversely impacted net sales by at least $6 million for the quarter ended December 31, 2014.

Gross margin as a percent of net sales for the six months ended December 31, 2015 was 22.1% of net sales compared to 23.6% of net sales in the prior period. The Company’s investment in expanding its distribution network capacity is currently negatively impacting gross margin by $0.6 million per quarter or 0.5% of net sales. The remainder of the decrease is primarily due to changes in customer and product mix.

SG&A expenses for the six month period ended December 31, 2015 were 15.1% of net sales compared to 17.0% of net sales in the prior year six month period. The improvement in SG&A as a percentage of net sales for the current year quarter and six month period primarily reflects fixed cost leverage on higher sales volume.

During the six months ended December 31, 2015, the Company received $0.25 million for recovery of Indiana civil litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

The company realized a non-taxable gain on life insurance of $0.3 million, or $0.04 per share in the six months ended December 31, 2015, and $0.4 million or $0.06 per share during the six months ended December 31, 2014. The gains are included in “other income” in the Consolidated Statements of Income.

The effective income tax expense rate for the current and prior year six month period was 37.5%. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the six months ended December 31, 2015 of $11.1 million or $1.43 per share compared to $9.6 million or $1.25 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2015 was $134 million compared to $120 million at June 30, 2015. Primary changes in working capital include increases in accounts receivable of $4.7 million and other current assets of $5.5 million, decreases in inventory of $2.6 million, accounts payable of $2.5 million and current borrowings of $6.0 million. The increase in accounts receivable is due to the increase in net sales and the timing of collections. Other current assets increased primarily due to changes in tax-related items. Borrowings were reduced by $6.0 million using cash provided by operations. Capital expenditures were $5.8 million and dividend payments totaled $2.7 million.

The Company maintained a credit agreement which provided working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.43% at December 31, 2015), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2015 totaled $2.3 million. At December 31, 2015, outstanding borrowings were $5.6 million, which is classified as “notes payable – current” in the Consolidated Balance Sheets, in addition to the aforementioned letters of credit, leaving borrowing availability of $22.1 million. The credit agreement expires December 31, 2016. At December 31, 2015, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.50% at December 31, 2015), and where its routine banking transactions are processed. As of December 31, 2015, $0.3 million was outstanding on the line of credit. This line of credit matures December 31, 2016. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $3.4 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

Net cash provided by operating activities of $9.3 million in the six months ended December 31, 2015 was comprised primarily of net income of $11.1 million and increases in accounts receivable of $4.6 million and depreciation of $3.6 million and decreases in inventory of $2.6 million and accounts payable of $2.1 million. Net cash provided by operating activities in the six months ended December 31, 2014 was $5.6 million.

Net cash used in investing activities was $3.2 million and $30.5 million in the six months ended December 31, 2015 and 2014, respectively. Capital expenditures were $5.8 million and $30.2 million during the six months ended December 31, 2015 and 2014, respectively.

Net cash used in financing activities was $7.0 million in the six months ended December 31, 2015 primarily due to repayment of current borrowings of $6.0 million and dividends paid of $2.7 million. Net cash provided by financing activities was $14.0 million in the six months ended December 31, 2014, due to proceeds from borrowings of $16.0 million partially offset by dividends paid of $2.4 million.

The timing and level of additional investment required to execute the Company’s logistics strategy and develop its business information system requirements will be evaluated as the projects progress. Operating capital expenditures are estimated to be $2.6 million for the remainder of fiscal 2016. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2016. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of December 31, 2015, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2015.

Outlook

The Company believes that demand for furniture products in the United States is moderating. The prior fiscal year West coast port congestion resulted in lower second quarter net sales and higher net sales in the subsequent quarters as the congestion cleared. As a result, the Company expects moderate top line growth for the balance of the fiscal year. Residential growth is expected to continue with existing customers and products, and through product portfolio and customer base expansion. The Company believes this growth will be led by increased demand for upholstered and ready-to-assemble products. The Company is confident in its ability to take advantage of market opportunities.

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

Foreign Currency Risk – During the six months ended December 31, 2015 and 2014, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2015.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2015, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 9, 2016	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

