Form 10-Q
period 2016-03-31
FLEXSTEEL INDUSTRIES INC
filed 2016-04-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒.

Common Stock - $1.00 Par Value
Shares Outstanding as of April 12, 2016	7,655,695

PART I FINANCIAL INFORMATION

Item 1.      Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)
	March 31,	June 30,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$15,374	$1,282
Trade receivables – less allowances: March 31, 2016, $1,415; June 30, 2015, $1,400	45,324	45,101
Inventories	97,319	113,842
Other	13,088	6,777
Total current assets	171,105	167,002
NON-CURRENT ASSETS:
Property, plant and equipment, net	65,856	64,770
Deferred income taxes	4,270	6,090
Other assets	2,709	6,757
TOTAL	$243,940	$244,619
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$13,219	$18,329
Notes payable – current	—	11,904
Accrued liabilities:
Payroll and related items	6,329	7,931
Insurance	5,488	4,308
Other	10,002	8,848
Total current liabilities	35,038	51,320
LONG-TERM LIABILITIES:
Supplemental retirement plans	920	2,915
Other liabilities	3,722	3,637
Total liabilities	39,680	57,872
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock – $50 par value; authorized 60,000 shares; outstanding – none
Undesignated (subordinated) stock – $1 par value; authorized 700,000 shares; outstanding – none
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2016, 7,655,695 shares; outstanding June 30, 2015, 7,480,367 shares	7,656	7,480
Additional paid-in capital	22,108	18,827
Retained earnings	176,140	162,176
Accumulated other comprehensive loss	(1,644)	(1,736)
Total shareholders’ equity	204,260	186,747
TOTAL	$243,940	$244,619

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	$125,400	$122,530	$377,342	$345,581
Cost of goods sold	(96,684)	(92,862)	(293,073)	(263,300)
Gross margin	28,716	29,668	84,269	82,281
Selling, general and administrative	(19,443)	(18,709)	(57,433)	(56,691)
Litigation settlement reimbursements	2,030	250	2,280	250
Operating income	11,303	11,209	29,116	25,840
Other (expense) income	(60)	131	6	837
Interest expense	(9)	(54)	(69)	(89)
Income before income taxes	11,234	11,286	29,053	26,588
Income tax provision	(4,290)	(4,330)	(10,980)	(10,070)
Net income	$6,944	$6,956	$18,073	$16,518

Weighted average number of common shares outstanding:
Basic	7,622	7,436	7,568	7,408
Diluted	7,836	7,702	7,771	7,681

Earnings per share of common stock:
Basic	$0.91	$0.94	$2.39	$2.23
Diluted	$0.89	$0.90	$2.33	$2.15

Cash dividends declared per common share	$0.18	$0.18	$0.54	$0.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net income	$6,944	$6,956	$18,073	$16,518
Other comprehensive income (loss):
Unrealized gain on securities in supplemental retirement plans	89	93	491	171
Reclassification of realized loss on supplemental retirement plans to other income	(86)	(100)	(342)	(299)
Other comprehensive income (loss) before taxes	3	(7)	149	(128)
Income tax (expense) benefit related to supplemental retirement plans loss	(1)	3	(57)	49
Other comprehensive gain (loss), net of tax	2	(4)	92	(79)

Comprehensive income	$6,946	$6,952	$18,165	$16,439

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$18,073	$16,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,528	3,362
Deferred income taxes	1,764	119
Stock-based compensation expense	1,024	1,595
Excess tax (benefit) expense from share-based payments	(1,193)	41
Change in provision for losses on accounts receivable	15	(7)
Loss (gain) on disposition of capital assets	15	(113)
Gain on life insurance policies	(346)	—
Changes in operating assets and liabilities:
Trade receivables	(238)	(8,145)
Inventories	16,523	(10,172)
Other current assets	(5,875)	(1,125)
Other assets	22	(102)
Accounts payable – trade	(4,651)	4,830
Accrued liabilities	926	(1,094)
Supplemental retirement plans	418	382
Other long-term liabilities	86	(24)
Net cash provided by operating activities	32,091	6,065

INVESTING ACTIVITIES:
Purchases of investments	(2,304)	(1,855)
Proceeds from sales of investments	2,107	1,526
Proceeds from sale of capital assets	27	124
Proceeds from life insurance policies	2,836	—
Capital expenditures	(7,116)	(33,752)
Net cash used in investing activities	(4,450)	(33,957)

FINANCING ACTIVITIES:
Dividends paid	(4,077)	(3,778)
Repayments of current notes payable, net	(11,904)	—
Proceeds from long-term notes payable, net	—	14,745
Proceeds from issuance of common stock	1,403	518
Shares issued to employees, net of shares withheld	(164)
Excess tax benefit (expense) from share-based payment	1,193	(41)
Net cash (used in) provided by financing activities	(13,549)	11,444

Increase (decrease) in cash	14,092	(16,448)
Cash at beginning of period	1,282	22,176
Cash at end of period	$15,374	$5,728

SUPPLEMENTAL INFORMATION (Amounts in thousands)

	Nine Months Ended March 31,
	2016	2015
Income taxes paid, net	$7,460	$9,810
Capital expenditures in accounts payable	4	1,852
Interest paid	69	89

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2016

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine month periods ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The Company values inventory at the lower of cost or net realizable value. Steel products are valued on the last-in, first-out (“LIFO”) method. All other inventories are valued on the first-in, first-out (“FIFO”) method. Inventories valued on a LIFO basis (steel) would have been approximately $1.3 million and $1.6 million higher at March 31, 2016 and June 30, 2015, respectively, if they had been valued on the FIFO basis. At March 31, 2016 and June 30, 2015, the total value of LIFO inventory was $3.2 million and $2.6 million, respectively. There has been no material liquidation of LIFO inventory during the nine months ended March 31, 2016 or fiscal year ended June 30, 2015. A comparison of inventories is as follows:

(in thousands)	March 31, 2016	June 30, 2015
Raw materials	$12,681	$12,663
Work in process and finished parts	6,352	5,772
Finished goods	78,286	95,407
Total	$97,319	$113,842

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains unfunded supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of March 31, 2016, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of March 31, 2016, the Supplemental Plan assets were $2.4 million, with $1.5 million of the Supplemental Plan assets classified as “other current assets” and $0.9 million as “other assets” in the Consolidated Balance Sheets. As of June 30, 2015, the Supplemental Plan assets were $3.5 million, with $1.1 million classified as “other current assets” and $2.4 million classified as “other assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value measurements as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.44% at March 31, 2016), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2016, totaled $2.3 million, leaving borrowing availability of $27.7 million. The Company did not utilize borrowing availability under the credit facility other than the aforementioned letters of credit at March 31, 2016. The credit agreement expires December 31, 2016. At March 31, 2016, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.50% at March 31, 2016), and where its routine banking transactions are processed. No amount was outstanding on the line of credit at March 31, 2016. This line of credit matures December 31, 2016. In addition, the supplemental retirement plan assets, held in a Rabbi Trust, of $2.4 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of March 31, 2016, 2,594 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2013 – June 30, 2016 (2014-2016), July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2015 – June 30, 2018 (2016-2018). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.2 million and $0.3 million for the quarters ended March 31, 2016 and March 31, 2015, respectively. For the nine month periods ended March 31, 2016 and March 31, 2015, the Company recorded expense of $0.7 million and $0.9 million, respectively. If the target performance goals for 2014-2016, 2015-2017 and 2016-2018 would be achieved, the total amount of compensation cost recognized over the requisite performance periods would have been $1.0 million, respectively.

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provided for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. A total of 240,235 shares were issued from this plan, following the final distributions in September 2015. No additional shares can be awarded under the 2007 Plan. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goal for the three-year performance periods. Payouts for awards earned in these performance periods were 60% stock and 40% cash. The compensation cost related to the number of shares granted under each performance period was fixed on the grant date, which was the date the performance period began. The short-term portion of the recorded cash award payable was classified within current liabilities, “payroll and related items”, and the long-term portion of the recorded cash award payable was classified within long-term liabilities, “other liabilities” in the Consolidated Balance Sheets. As of June 30, 2015, the Company recorded cash awards payable of $0.7 million within current liabilities. The Company recorded no expense during the three and nine months ended March 31, 2016. The Company recorded $0.1 million and $0.3 million during the three and nine months ended March 31, 2015, respectively.

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

At March 31, 2016, 568,574 shares were available for future grants. During the quarters ended March 31, 2016 and March 31, 2015, $0.1 million and $0.0 million were recorded related to this plan, respectively. During the nine months ended March 31, 2016 and March 31, 2015, the Company recorded expense of $0.4 million and $0.4 million related to this plan, respectively.

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

There were no options granted and no expense was recorded under these Plans during the three and nine months ended March 31, 2016 and March 31, 2015.

A summary of the status of the Company’s stock plans as of March 31, 2016, June 30, 2015 and 2014 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2014	524	$15.39	$9,403
Granted	49	31.48
Exercised	(110)	15.52
Canceled	(6)	16.98
Outstanding and exercisable at June 30, 2015	457	17.02	11,916
Granted	26	43.09
Exercised	(157)	13.50
Canceled	(6)	22.32
Outstanding and exercisable at March 31, 2016	320	$20.77	$7,321

The following table summarizes information for options outstanding and exercisable at March 31, 2016:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.81 – 12.74	84	2.1	$9.66
13.75 – 17.23	73	5.2	15.48
19.72 – 27.57	92	7.1	23.59
31.06 – 43.09	71	8.9	35.73
$6.81 – 43.09	320	5.8	$20.77

6.	EARNINGS PER SHARE

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

In computing EPS for the quarters and nine months ended March 31, 2016 and 2015, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2016	2015	2016	2015
Basic shares	7,622	7,436	7,568	7,408
Potential common shares:
Stock options	162	237	157	252
Long-term incentive plan	49	21	43	14
Non-vested shares	3	8	3	7
	214	266	203	273
Diluted shares	7,836	7,702	7,771	7,681
Anti-dilutive shares	26	49	26	—

7.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company continues to believe that it did not cause or contribute to the contamination. This settlement was recorded as “litigation settlement costs” in the Consolidated Statements of Income.

The Company continues to pursue the recovery of additional defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Iowa District Court dismissed litigation filed by the Company’s insurance carriers in Iowa after the Iowa Court of Appeals found that Indiana law applied to the insurance policies in question and the Iowa Supreme Court denied further review. The dismissal was then appealed by the insurance carriers to the Iowa Supreme Court, which referred the appeal to the Iowa Court of Appeals in March 2016. Concurrently, coverage litigation is proceeding against the insurance carriers in Indiana.

During the quarter ended March 31, 2016 and 2015, the Company received $2.0 million and $0.3 million and during the nine months ended received $2.3 million and $0.3 million, respectively, for recovery of litigation settlement costs from insurers. These amounts are recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

During the quarter ended March 31, 2016, the Company recorded $0.2 million of legal expenses incurred pursuing insurance coverage which was offset by reimbursements of $0.8 million from insurers. During the quarter ended March 31, 2015, the Company recorded $0.2 million of legal expenses incurred pursuing insurance coverage which was offset by reimbursements of $0.2 million from insurers. During the nine months ended March 31, 2016, the Company recorded $0.4 million of legal expenses which was offset by reimbursements of $0.8 million from insurers. During the nine months ended March 31, 2015, the Company recorded $0.4 million of legal expenses which was offset by reimbursements of $0.2 million from insurers. These expenses and reimbursements are included in “selling, general and administrative” (SG&A) expense in the Consolidated Statements of Income.

On March 11, 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). The EPA has determined that the Company may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). On April 11, 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. Public comment period is from April 11, 2016 to May 11, 2016. As of March 31, 2016, no liability was recorded in the Consolidated Balance Sheets because it is not possible to reasonably estimate the amount, if any, of remediation cost due to the early stages of determining the extent of environmental impact, allocation amount to the potentially responsible parties and remediation alternatives.

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

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which amends Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 on March 31, 2016 retrospectively to all periods presented. On June 30, 2015, the Company recorded $4.2 million in current assets “deferred income taxes” and $1.9 million in non-current assets “deferred income taxes” in the Consolidated Balance Sheets. Upon adoption of the standard, the Company presented a non-current deferred tax asset of $6.1 million in non-current assets “deferred income taxes” in the Consolidated Balance Sheets.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(77.1)	(75.8)	(77.7)	(76.2)
Gross margin	22.9	24.2	22.3	23.8
Selling, general and administrative	(15.5)	(15.3)	(15.2)	(16.4)
Litigation settlement reimbursements	1.6	0.2	0.6	0.1
Operating income	9.0	9.1	7.7	7.5
Other (expense) income, net	(0.1)	0.1	—	0.2
Income before income taxes	8.9	9.2	7.7	7.7
Income tax provision	(3.4)	(3.5)	(2.9)	(2.9)
Net income	5.5%	5.7%	4.8%	4.8%

Results of Operations for the Quarter Ended March 31, 2016 vs. 2015

The following table compares net sales for the quarter ended March 31, (in millions):

	2016	2015	$ Change	% Change
Residential	$105.8	$103.9	$1.9	1.8%
Commercial	19.6	18.6	1.0	5.4%
Total	$125.4	$122.5	$2.9	2.4%

Net sales were $125.4 million for the quarter ended March 31, 2016 compared to $122.5 million in the prior year quarter, an increase of 2.4%. Residential net sales were $105.8 million in the current quarter, an increase of 1.8% from the prior year quarter of $103.9 million, which primarily reflects increased sales volume for upholstered and ready-to-assemble products, partially offset by discounting of certain case goods. Commercial net sales were $19.6 million in the current quarter, an increase of 5.4% compared to the prior year quarter of $18.6 million. The increase in commercial net sales was substantially due to product mix.

Gross margin as a percent of net sales for the quarter ended March 31, 2016 was 22.9% compared to 24.2% for the prior year quarter. The Company’s investment in its expanded distribution network, which became operational in April 2015, has increased cost by $0.6 million per quarter or 0.5% of net sales. The remainder of the decreased gross margin is primarily due to discounting of certain case goods products.

Selling, general and administrative (SG&A) expenses were 15.5% of net sales in the current year quarter, compared to 15.3% of net sales in the prior year quarter. During the quarter ended March 31, 2016, the Company recorded $0.6 million in net reimbursements of legal costs related to Indiana civil litigation. SG&A expenses increased as the Company initiated investments with strategic customers to enhance brand presence.

The Company recorded $2.0 million or $0.16 per share during the third quarter ended March 31, 2016, in insurance settlement reimbursements related to the Indiana civil litigation compared to $0.3 million or $0.02 per share in the prior year quarter. The reimbursements are included in “litigation settlement reimbursements” in the Consolidated Statements of Income.

The effective income tax expense rate for the current quarter was 38.2% compared to an income tax expense rate of 38.4% in the prior year quarter. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the quarter ended March 31, 2016 of $6.9 million or $0.89 per share compared to $7.0 million or $0.90 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2016 vs. 2015

The following table compares net sales for the nine months ended March 31, (in millions):

	2016	2015	$ Change	% Change
Residential	$317.8	$290.2	$27.6	9.5%
Commercial	59.5	55.4	4.1	7.4%
Total	$377.3	$345.6	$31.7	9.2%

Net sales were $377.3 million for the nine months ended March 31, 2016 compared to $345.6 million in the prior year period, an increase of 9.2%. Residential net sales were $317.8 million in the current nine month period, an increase of 9.5% from the prior year period of $290.2 million. The increase in residential net sales for the nine months ended March 31, 2016, was substantially due to increased sales volume in upholstered and ready-to assemble products. Commercial net sales were $59.5 million in the current nine month period, an increase of 7.4% compared to $55.4 million in the prior year period. The increase in commercial net sales for the nine months ended March 31, 2016, was substantially due to increased volume.

For the nine months ended March 31, 2016, gross margin as a percent of net sales was 22.3% compared to 23.8% for the prior period, reflecting the distribution network expansion discussed above, increased costs for material handling and delivery and changes in product mix.

For the nine months ended March 31, 2016, SG&A expenses were 15.2% of net sales compared to 16.4% of net sales in the prior period. The improvement in SG&A as a percentage of net sales reflects fixed cost leverage on higher sales volume and lower performance-based compensation. During the nine months ended March 31, 2016, the Company recorded $0.4 million in net reimbursements of legal costs related to the Indiana civil litigation.

During the nine months ended March 31, 2016, litigation settlement reimbursements were $2.3 million or $0.19 per share compared to $0.3 million or $0.02 per share in the prior year period. The reimbursements are included in “litigation settlement reimbursements” in the Consolidated Statements of Income.

The effective income tax expense rate for the current nine month period was 37.8% compared to 37.9% in the prior year nine month period. The effective rates include the federal statutory rate as well as the effect of the various state taxing jurisdictions.

The above factors resulted in net income for the nine months ended March 31, 2016 of $18.1 million or $2.33 per share compared to $16.5 million or $2.15 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2016 was $136 million compared to $116 million at June 30, 2015. Primary changes in working capital include increases in cash of $14.1 million and other current assets of $6.3 million and decreases in inventory of $16.5 million, accounts payable of $5.1 million and current borrowings of $11.9 million. Other current assets increased primarily due to legal cost reimbursement receivable and changes in tax-related items. For the nine months ended March 31, 2016, capital expenditures were $7.1 million and dividend payments totaled $4.1 million.

The Company maintained a credit agreement which provided unsecured short-term working capital financing up to $30.0 million with interest of LIBOR plus 1% (1.44% at March 31, 2016), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2016 totaled $2.3 million, leaving borrowing availability of $27.7 million. The Company did not utilize borrowing availability under the credit facility other than the aforementioned letters of credit at March 31, 2016. The credit agreement expires December 31, 2016. At March 31, 2016, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.50% at March 31, 2016), and where its routine banking transactions are processed. No amount was outstanding on the line of credit at March 31, 2016. This line of credit matures December 31, 2016. In addition, the Supplemental Plan assets, held in a Rabbi Trust, of $2.4 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

Net cash provided by operating activities of $32.1 million in the nine months ended March 31, 2016 was comprised primarily of net income of $18.1 million, depreciation of $5.5 million and increases in other current assets of $5.9 million, offset by decreases in inventory of $16.5 million and accounts payable of $4.7 million. Net cash provided by operating activities in the nine months ended March 31, 2015 was $6.1 million.

Net cash used in investing activities was $4.5 million and $34.0 million in the nine months ended March 31, 2016 and 2015, respectively. Capital expenditures were $7.1 million and $33.8 million during the nine months ended March 31, 2016 and 2015, respectively.

Net cash used in financing activities was $13.5 million in the nine months ended March 31, 2016 primarily due to repayment of current borrowings of $11.9 million and dividends paid of $4.1 million. Net cash provided by financing activities was $11.4 million in the nine months ended March 31, 2015 primarily from proceeds from long-term borrowings of $14.7 million partially offset by dividends paid of $3.8 million.

The timing and level of additional investment required to execute the Company’s logistics strategy and develop its business information system requirements will be evaluated as the projects progress. Operating capital expenditures are estimated to be $1.0 million for the remainder of fiscal 2016. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2016. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of March 31, 2016, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2015.

Outlook

The Company believes that demand for furniture products in the United States continues to weaken due to political and economic uncertainty. As a result, the Company expects weaker demand in the near term for residential and commercial products. The Company is confident in its ability to take advantage of market opportunities.

Two multi-year initiatives, involving logistics strategy and enhancement of business information systems, designed to enhance customer experience and increase shareholder value are in process. The timing and level of additional investment required for these initiatives will be evaluated as the projects progress. Operating capital expenditures are estimated to be $1 million for the remainder of fiscal 2016. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During the nine months ended March 31, 2016 and 2015, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.

Item 4.        Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2016.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2016, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 22, 2016	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

