Form 10-K
period 2016-06-30
FLEXSTEEL INDUSTRIES INC
filed 2016-08-24
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2015 (which was the last business day of the registrant’s most recently completed second quarter) was $267,782,977.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,701,190 Common Shares ($1 par value) as of August 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2016 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

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

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2016	2015	2014
Residential	$420,884	$393,143	$359,565
Commercial	79,222	73,761	78,978
	$500,106	$466,904	$438,543

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

Competition

The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominates the market. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than we have. Our products compete based on style, quality, price, delivery, service and durability. We believe that our steel seat spring, manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, delivery, service, value and experienced production, sales, marketing and management teams, are some of our competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company makes minimal export sales. At June 30, 2016, the Company had approximately 100 employees located in Asia to ensure Flexsteel’s quality standards are met, and coordinate the delivery of purchased products. The Company leases and operates a 225,000 square foot production facility in Juarez, Mexico utilizing contracted labor.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2016	June 30, 2015	June 30, 2014
$46,700	$58,600	$45,000

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

Trademarks and Patents

The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which are due to expire on dates ranging from 2016-2034.

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

Fiscal Year Ended June 30,	Expenditures
2016	$4,170
2015	$4,090
2014	$2,820

Employees

The Company had 1,460 employees as of June 30, 2016, including 200 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

The executive officers of the Company, their ages, positions (in each case as of August 12, 2016), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (60)	President & Chief Executive Officer (2012)
Timothy E. Hall (58)	Senior Vice President-Finance, Chief Financial Officer, Secretary & Treasurer (2000)
Julia K. Bizzis (59)	Senior Vice President Strategic Growth (2013)

Item 1A.	Risk Factors

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

We employ information technology systems to support our global business. Security breaches and other disruptions to our information technology infrastructure could interfere with our operations, compromise information belonging to us and our customers and suppliers, and expose us to liability which could adversely impact our business and reputation. In the ordinary course of business, we rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information in certain areas of our businesses that is subject to privacy and security laws, regulations and customer-imposed controls. While security breaches and other disruptions to our information technology networks and infrastructure could happen, none have occurred to date that have had a material impact to us. There may be other challenges and risks as we upgrade and standardize our business information systems. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to our reputation, which could adversely affect our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities as of June 30, 2016:

	Approximate
Location	Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	305,000	Manufacturing and Distribution
Dublin, Georgia	300,000	Manufacturing
New Paris, Indiana	168,000	Held for sale
Huntingburg, Indiana	691,000	Distribution
Dubuque, Iowa	719,000	Manufacturing and Distribution
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

The Company leases the following facilities as of June 30, 2016:

	Approximate
Location	Size (square feet)	Principal Operations
Cerritos, California	32,000	Distribution
Riverside, California	211,000	Distribution
Louisville, Kentucky	10,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing

The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant.

The Company leases showrooms for displaying its products in the furniture markets in High Point, North Carolina and Las Vegas, Nevada.

Item 3.	Legal Proceedings

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company received $2.3 million and $0.3 million during the fiscal years ended June 30, 2016 and 2015, respectively, for recovery of litigation settlement costs from insurers. The Company continues to believe that it did not cause or contribute to the contamination. These amounts are recorded as “litigation settlement reimbursements (costs)” in the consolidated statements of income.

The Company continues to pursue the recovery of defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Iowa District Court dismissed litigation filed by the Company’s insurance carriers in Iowa after the Iowa Court of Appeals found that Indiana law applied to the insurance policies in question and the Iowa Supreme Court denied further review. The dismissal was then appealed by the insurance carriers to the Iowa Supreme Court, which referred the appeal to the Iowa Court of Appeals. On August 17, 2016, the Iowa Court of Appeals affirmed the Iowa District Court dismissal. The insurance carriers may appeal to the Iowa Supreme Court. Coverage litigation is proceeding against the insurance carriers in Indiana.

Other Proceedings – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). The EPA has determined that the Company may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company provided public comment to the proposed plan in May 2016. As of June 30, 2016, no liability was recorded in the Consolidated Balance Sheets because it is not possible to reasonably estimate the amount, if any, of remediation cost due to the early stages of determining the extent of environmental impact, allocation amount to the potentially responsible parties and remediation alternatives.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share Investment Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock (FLXS); (2) The NASDAQ Global Market; and (3) an industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Culp Inc., Dixie Group Inc., Ethan Allen Interiors Inc., Hooker Furniture Corp., Johnson Outdoors Inc., Kimball International, Knoll Inc., La-Z-Boy Inc., Lifetime Brands Inc., Patrick Industries Inc., and Select Comfort Corp. During the fiscal year ended June 30, 2016, the Company completed a compensation study utilizing the peer group above. The Company chose to utilize the new peer group for the share investment performance graph. The only change in peer group is Culp Inc. was chosen as a more relevant peer company replacing iRobot Corp.

	2011	2012	2013	2014	2015	2016
Flexsteel	100.00	139.05	176.19	245.94	324.44	303.87
Peer Group	100.00	106.33	147.78	162.27	212.83	216.17
NASDAQ	100.00	96.93	126.16	169.50	196.46	141.68

The NASDAQ Global Select Market is the market on which the Company’s common stock is traded.

	Sale Price of Common Stock				Cash Dividends
	Fiscal 2016		Fiscal 2015		Per Share
	High	Low	High	Low	Fiscal 2016	Fiscal 2015
First Quarter	$44.95	$27.25	$38.43	$30.25	$0.18	$0.18
Second Quarter	48.67	30.31	36.71	28.99	0.18	0.18
Third Quarter	45.79	37.98	33.79	28.56	0.18	0.18
Fourth Quarter	45.29	36.06	46.11	30.51	0.18	0.18

The Company estimates there were approximately 4,800 holders of common stock of the Company as of June 30, 2016. There were no repurchases of the Company’s common stock during the quarter ended June 30, 2016. The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

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

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)

	2016	2015	2014	2013	2012
SUMMARY OF OPERATIONS
Net sales	$500,106	$466,904	$438,543	$386,189	$352,089
Gross margin	113,699	109,860	100,263	90,469	85,279
Operating income	38,068	34,422	22,286	20,271	20,246
Income before income taxes	37,927	35,559	23,800	20,881	20,668
Income tax provision	13,690	13,260	8,810	7,730	7,600
Net income	24,237	22,299	14,990	13,151	13,068
Net income, as a percent of sales	4.8%	4.8%	3.4%	3.4%	3.7%
Weighted average diluted shares outstanding	7,765	7,708	7,511	7,326	7,008
Diluted earnings per common share	$3.12	$2.89	$2.00	$1.80	$1.86
Cash dividends declared per common share	$0.72	$0.72	$0.60	$0.60	$0.45

SELECTED DATA AS OF JUNE 30
Total assets	$246,896	$244,619	$210,213	$192,539	$181,672
Shareholders’ equity	209,650	186,748	166,735	151,237	139,442
Trade receivables, net	44,618	45,101	38,536	36,075	33,601
Inventories	85,904	113,842	97,940	92,417	82,689
Property, plant and equipment, net	64,124	64,770	31,900	32,145	29,867
Capital expenditures	7,382	37,424	4,187	6,225	10,939
Depreciation expense	7,556	4,945	4,197	3,803	2,835
Working capital (current assets less current liabilities)	143,086	115,682	128,644	113,699	103,744
Current ratio	5.3 to 1	3.3 to 1	4.5 to 1	4.2 to 1	4.3 to 1
Return on ending shareholders’ equity	11.6%	11.9%	9.0%	8.7%	9.4%
Average number of employees	1,440	1,340	1,380	1,320	1,280

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s consolidated financial statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2016, 2015 and 2014. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(77.3)	(76.5)	(77.1)
Gross margin	22.7	23.5	22.9
Selling, general and administrative	(15.6)	(16.2)	(16.4)
Litigation settlement reimbursements (costs)	0.4	0.1	(1.4)
Operating income	7.5	7.4	5.1
Interest and other income	0.0	0.2	0.3
Interest expense	0.0	0.0	—
Income before income taxes	7.5	7.6	5.4
Income tax provision	(2.7)	(2.8)	(2.0)
Net income	4.8%	4.8%	3.4%

Fiscal 2016 Compared to Fiscal 2015

Net sales for fiscal year 2016 were $500.1 million compared to $466.9 million in the prior fiscal year, an increase of 7.1%. For the fiscal year ended June 30, 2016, residential net sales were $420.9 million compared to $393.1 million for the year ended June 30, 2015, an increase of 7.1%. The residential net sales increase of $27.8 million for the year ended June 30, 2016 was substantially due to increased sales volume in upholstered and ready-to-assemble products partially offset by discounting of certain case goods and lower delivery charges associated with lower fuel costs. Commercial net sales were $79.2 million for the year ended June 30, 2016, an increase of 7.3% from net sales of $73.8 million for the year ended June 30, 2015. The increase in commercial net sales was substantially due to volume.

Gross margin for the fiscal year ended June 30, 2016 was 22.7% compared to 23.5% for the prior fiscal year. The Company’s investment in its expanded distribution network, designed to meet current and future customer needs while improving operations became operational in the fourth quarter of fiscal year 2015. This investment increased costs by $2.5 million during fiscal year 2016 or 0.5% of net sales.

Selling, general and administrative (SG&A) expenses for the fiscal year ended June 30, 2016 were 15.6% of net sales compared to 16.2% of net sales in the prior fiscal year. The improvement in SG&A as a percentage of net sales reflects fixed cost leverage on higher sales volume. The Company incurred approximately $0.6 million of legal costs related to Indiana litigation during fiscal year 2016 which has been recorded in SG&A expense. The Company received reimbursements of legal costs of approximately $0.8 million from insurers which has been reflected as a reduction of legal expenses in SG&A expenses for fiscal year 2016. The prior fiscal year included $0.6 million in legal costs which was offset by reimbursements of $0.2 million from insurers.

Litigation settlement reimbursements related to Indiana litigation were $2.3 million for the fiscal year ended June 30, 2016 compared to $0.3 million for the prior fiscal year.

The effective tax rate was 36.1% and 37.3% for fiscal years ended June 30, 2016 and 2015, respectively. The rate decrease is primarily related to changes in the measurement of uncertain tax positions based on recent experiences with various state tax authorities.

The above factors resulted in net income of $24.2 million or $3.12 per share for the fiscal year ended June 30, 2016 compared to $22.3 million or $2.89 per share in the prior year period. All earnings per share amounts are on a diluted basis.

Fiscal 2015 Compared to Fiscal 2014

Net sales for fiscal year 2015 were $466.9 million compared to $438.5 million in fiscal year 2014, an increase of 6.5%. For the fiscal year ended June 30, 2015, residential net sales were $393.1 million compared to $359.5 million for the year ended June 30, 2014, an increase of 9.3%. The residential net sales increase of $33.6 million for the year ended June 30, 2015 was substantially due to the increased sales volume of upholstered and ready-to-assemble products. Commercial net sales were $73.8 million for the year ended June 30, 2015, a decrease of 6.6% from net sales of $79.0 million for the year ended June 30, 2014. The commercial net sales decrease was substantially related to decreased sales volume.

Gross margin for the fiscal year ended June 30, 2015 was 23.5% compared to 22.9% for the prior fiscal year. The improvement in gross margin for the fiscal year is primarily driven by declining inventory write downs.

Selling, general and administrative (SG&A) expenses for the fiscal year ended June 30, 2015 were 16.2% of net sales compared to 16.4% in the prior fiscal year. The Company incurred approximately $0.6 million of legal defense costs during fiscal year 2015 which have been recorded in SG&A expense. The Company received reimbursements of legal defense costs of approximately $0.2 million from insurers which have been reflected as a reduction of legal expenses in SG&A expenses for fiscal year 2015. The prior fiscal year included $2.1 million in legal defense costs which were offset by reimbursements of $2.8 million from insurers.

The effective tax rate was 37.3% and 37.0% for fiscal years ended June 30, 2015 and 2014.

The fiscal year 2015 net income increased $7.3 million to $22.3 million. The number of diluted shares increased during fiscal year 2015 due to additional shares outstanding and the impact of more dilutive stock options at June 30, 2015 based on the Company’s higher stock trading price, resulting in the Company reporting diluted earnings per share of $2.89 for fiscal year 2015 versus $2.00 for fiscal year 2014. All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at June 30, 2016 was $143.1 million compared to $115.7 million at June 30, 2015. Significant changes in working capital during fiscal year 2016 included increases in cash of $35.5 million and other current assets of $2.4 million and decreases in inventories of $27.9 million, accounts payable of $7.3 million and current borrowings of $11.9 million. Other current assets increased primarily due to changes in tax-related items. Inventory decreased primarily due to improved supply chain efficiency. Accounts payable decreased primarily due to timing of payments. For the fiscal year ended June 30, 2016, capital expenditures were $7.4 million including $1.1 million for distribution network expansion and $2.2 million for delivery equipment. Dividend payments totaled $5.5 million.

The Company’s main sources of liquidity are cash, cash flows from operations and credit arrangements. As of June 30, 2016 and 2015, the Company had cash totaling $36.8 million and $1.3 million, respectively. The Company entered into an unsecured credit agreement on June 30, 2016, that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. The Company reduced the borrowing availability from $30.0 million to $10.0 million to align with current business needs. Letters of credit outstanding at June 30, 2016 totaled $2.3 million. Other than the aforementioned letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $7.7 million as of June 30, 2016. The credit agreement expires June 30, 2017. At June 30, 2016, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%, and where its routine banking transactions are processed. No amount was outstanding on the line of credit at June 30, 2016. This line of credit matures December 31, 2016. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $2.4 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

Net cash provided by operating activities was $54.4 million and $3.3 million in fiscal years 2016 and 2015, respectively. The Company had net income of $24.2 million that included $9.6 million in non-cash charges in fiscal year 2016 and was offset by cash utilized for operating assets and liabilities of $20.6 million. Non-cash charges included depreciation of $7.6 million. In fiscal year 2015, the Company had net income of $22.3 million that included $5.8 million in non-cash charges including depreciation of $4.9 million and was offset by cash utilized for operating assets and liabilities of $24.8 million.

Net cash used in investing activities was $4.7 million and $32.6 million in fiscal years 2016 and 2015, respectively. In fiscal year 2016, the Company made capital expenditures of $7.4 million partially offset by $2.8 million of proceeds from life insurance policies. In fiscal year 2015, the Company made capital expenditures of $37.4 million partially offset by $5.1 million of proceeds from life insurance policies.

Net cash used in financing activities was $14.2 million in fiscal year 2016 which included repayments of current notes payable of $11.9 million and dividends payment of $5.5 million. These amounts were offset by proceeds from issuance of common stock of $1.6 million and excess tax benefit from stock-based payment arrangements of $1.8 million. Net cash provided by financing activities was $8.4 million in fiscal year 2015 which included proceeds from current notes payable of $11.9 million, proceeds from issuance of common stock of $0.8 million and excess tax benefit from stock-based payment arrangements of $0.8 million. These amounts were offset by payment of dividends of $5.1 million.

Management believes that the Company has adequate cash, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2017. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

At June 30, 2016, the Company had no long-term debt obligations and therefore, had no interest payments related to long-term debt. The following table summarizes the Company’s contractual obligations at June 30, 2016 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$13,267	$3,785	$5,782	$3,700	$—
Supplemental retirement plans	2,392	1,497	—	—	895
Total contractual obligations	$15,659	$5,282	$5,782	$3,700	$895

The long-term portion of the contractual obligations associated with the Company’s supplemental retirement plans are included in the table above under more than five years as the Company cannot predict when the events that trigger payment will occur. At June 30, 2016, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. Additionally, the Company has excluded the uncertain tax positions from the above table, as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

See Note 6 to the consolidated financial statements of this Annual Report on Form 10-K.

Outlook

The Company believes that demand for furniture products in the United States continues to be modest due to political and economic uncertainty. The Company may experience lower residential net sales in the first half of fiscal 2017 versus the prior year, when backlog was shipped due to the clearing of the west coast port congestion. The Company expects commercial net sales growth to continue during fiscal 2017. The Company will focus on streamlining product commercialization to increase sales with customers and continue controlling discretionary spending.

During fiscal year 2017, the Company expects to have the following expenditures:

•	$14 million for capital expenditures and $3.5 million as SG&A expense for upgrading its business information systems to better meet market conditions, customer requirements and increasing operating efficiency; and
•	$4 million in operating capital expenditures.

During the next two fiscal years, the Company plans to invest $25 million in North American manufacturing infrastructure to address aging facilities and improve efficiency. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

The Company remains committed to its core strategies, which include providing a wide range of quality product offerings and price points to the residential and commercial markets, combined with a conservative approach to business. The Company will maintain its focus on a strong balance sheet through emphasis on cash flow and increasing profitability. The Company believes these core strategies are in the best interest of our shareholders.

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

Foreign Currency Risk – During fiscal years 2016, 2015 and 2014, the Company did not have sales denominated in foreign currencies. The Company is exposed to market risk from changes in the value of foreign currencies primarily related to the Company’s Mexico operations, as wages and other expenses are paid in Mexican pesos. Gains and losses resulting from changes in foreign currencies have not had a significant impact on the Company’s consolidated financial results.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2016, the Company did not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2016 of the Company and our report dated August 24, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

August 24, 2016

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash	$36,780	$1,282
Trade Receivables - less allowances: 2016, $1,300; 2015, $1,400	44,618	45,101
Inventories	85,904	113,842
Other	9,141	6,777
Total current assets	176,443	167,002
NONCURRENT ASSETS:
Property, plant and equipment, net	64,124	64,770
Deferred income taxes	3,660	6,090
Other assets	2,669	6,757
TOTAL	$246,896	$244,619

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$11,023	$18,329
Notes payable – current	—	11,904
Accrued liabilities:
Payroll and related items	6,986	7,931
Insurance	5,252	4,308
Other	10,096	8,848
Total current liabilities	33,357	51,320
LONG-TERM LIABILITIES:
Supplemental retirement plans	894	2,915
Other liabilities	2,995	3,637
Total liabilities	37,246	57,872
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Cumulative preferred stock - $50 par value; authorized 60,000 shares; outstanding - none
Undesignated (subordinated) stock - $1 par value; authorized 700,000 shares; outstanding - none
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2016, 7,700,149 shares; 2015, 7,480,367 shares	7,700	7,480
Additional paid-in capital	23,259	18,827
Retained earnings	180,919	162,176
Accumulated other comprehensive loss	(2,228)	(1,736)
Total shareholders’ equity	209,650	186,747
TOTAL	$246,896	$244,619

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2016	2015	2014
Net sales	$500,106	$466,904	$438,543
Cost of goods sold	(386,407)	(357,044)	(338,280)
Gross margin	113,699	109,860	100,263
Selling, general and administrative	(77,911)	(75,688)	(71,727)
Litigation settlement reimbursements (costs)	2,280	250	(6,250)
Operating income	38,068	34,422	22,286
Interest and other (expense) income	(72)	1,267	1,514
Interest expense	(69)	(130)	—
Income before income taxes	37,927	35,559	23,800
Income tax provision	(13,690)	(13,260)	(8,810)
Net income	$24,237	$22,299	$14,990
Weighted average number of common shares outstanding:
Basic	7,595	7,423	7,231
Diluted	7,765	7,708	7,511
Earnings per share of common stock:
Basic	$3.19	$3.00	$2.07
Diluted	$3.12	$2.89	$2.00
Cash dividends declared per common share	$0.72	$0.72	$0.60

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2016	2015	2014
Net income	$24,237	$22,299	$14,990
Other comprehensive income (loss):
Unrealized gains on securities in supplemental retirement plans	741	162	674
Reclassification of realized gain on supplemental retirement plans to other income	(535)	(400)	(1,316)
Unrealized gains (losses) on securities in supplemental retirement plans before taxes(1)	206	(238)	(642)

Income tax (expense) benefit related to securities in supplemental retirement plans gains (losses)	(78)	91	244
Net unrealized gains (losses) on securities in supplemental retirement plans	128	(147)	(398)

Minimum pension liability	(999)	(537)	376
Income tax benefit (expense) related to minimum pension liability	379	204	(143)
Net minimum pension liability	(620)	(333)	233

Other comprehensive loss, net of tax	(492)	(480)	(165)
Comprehensive income	$23,745	$21,819	$14,825

(1)	See Note 9 to the Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2013	$7,107	$10,615	$134,606	$(1,091)	$151,237
Issuance of common stock:
Stock options exercised, net	223	2,165	—	—	2,388
Unrealized loss on available for sale investments, net of tax	—	—	—	(398)	(398)
Long-term incentive compensation	41	724	—	—	765
Stock-based compensation	—	525	—	—	525
Excess tax benefit from stock-based payment arrangements	—	1,357	—	—	1,357
Minimum pension liability adjustment, net of tax	—	—	—	233	233
Cash dividends declared	—	—	(4,362)	—	(4,362)
Net Income	—	—	14,990	—	14,990
Balance at June 30, 2014	$7,371	$15,386	$145,234	$(1,256)	$166,735
Issuance of common stock:
Stock options exercised, net	83	707	—	—	790
Unrealized loss on available for sale investments, net of tax	—	—	—	(147)	(147)
Long-term incentive compensation	26	1,310	—	—	1,336
Stock-based compensation	—	607	—	—	607
Excess tax benefit from stock-based payment arrangements	—	817	—	—	817
Minimum pension liability adjustment, net of tax	—	—	—	(333)	(333)
Cash dividends declared	—	—	(5,357)	—	(5,357)
Net income	—	—	22,299	—	22,299
Balance at June 30, 2015	$7,480	$18,827	$162,176	$(1,736)	$186,747
Issuance of common stock:
Stock options exercised, net	184	1,407	—	—	1,591
Unrealized loss on available for sale investments, net of tax	—	—	—	128	128
Long-term incentive compensation	27	858	—	—	885
Stock-based compensation	9	406	—	—	415
Excess tax benefit from stock-based payment arrangements	—	1,761	—	—	1,761
Minimum pension liability adjustment, net of tax	—	—	—	(620)	(620)
Cash dividends declared	—	—	(5,494)	—	(5,494)
Net income	—	—	24,237	—	24,237
Balance at June 30, 2016	$7,700	$23,259	$180,919	$(2,228)	$209,650

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$24,237	$22,299	$14,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,556	4,945	4,197
Deferred income taxes	2,731	605	(138)
Stock-based compensation expense	1,470	1,943	1,290
Excess tax benefit from stock-based payment arrangements	(1,761)	(817)	(1,357)
Changes in provision for losses on accounts receivable	(100)	30	6
Other non-cash, net	—	(28)	42
Gain on disposition of capital assets	(34)	(119)	(90)
Gain on life insurance policies	(346)	(745)	—
Changes in operating assets and liabilities:
Trade receivables	584	(6,596)	(2,467)
Inventories	27,938	(15,902)	(5,523)
Other current assets	(1,962)	(3,882)	(278)
Other assets	59	(1,024)	(163)
Accounts payable - trade	(6,877)	2,083	2,117
Accrued liabilities	2,052	201	2,986
Other long-term liabilities	(1,640)	(187)	265
Supplemental retirement plans	460	463	360
Net cash provided by operating activities	54,367	3,269	16,237
INVESTING ACTIVITIES:
Purchases of investments	(3,100)	(1,955)	(5,537)
Proceeds from sales of investments	2,900	1,611	5,209
Proceeds from sale of capital assets	76	155	98
Proceeds from life insurance policies	2,814	5,053	—
Capital expenditures	(7,382)	(37,423)	(4,187)
Net cash used in investing activities	(4,692)	(32,559)	(4,417)
FINANCING ACTIVITIES:
Dividends paid	(5,455)	(5,115)	(4,323)
Proceeds from issuance of common stock	1,591	790	2,388
Shares withheld for employee tax obligations	(170)	—	—
Excess tax benefit from stock-based payment arrangements	1,761	817	1,357
(Repayments of) proceeds from short-term notes payable	(11,904)	11,904	—
Net cash (used in) provided by financing activities	(14,177)	8,396	(578)
Increase (decrease) in cash	35,498	(20,894)	11,242
Cash at beginning of year	1,282	22,176	10,934
Cash at end of year	$36,780	$1,282	$22,176

	FOR THE YEARS ENDED JUNE 30,
	2016	2015	2014
SUPPLEMENTAL INFORMATION
Income taxes paid	$10,140	$13,920	$6,880
Capital expenditures in accounts payable	$430	$130	$35

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

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal years 2016, 2015 and 2014.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $7.5 million, $6.9 million and $6.1 million in fiscal years 2016, 2015 and 2014, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $4.2 million, $4.1 million and $2.8 million in fiscal years 2016, 2015 and 2014, respectively.

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

In computing EPS for the fiscal years 2016, 2015 and 2014, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2016	2015	2014

Basic shares	7,595	7,423	7,231

Potential common shares:
Stock options	120	255	254
Long-term incentive plan	50	30	26
	170	285	280

Diluted shares	7,765	7,708	7,511

Anti-dilutive shares	26	—	—

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

SEGMENT REPORTING – the Company operates in one reportable segment, furniture products. Our operations involve the distribution of manufactured and imported furniture for residential and commercial markets. The Company’s furniture products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales.

ACCOUNTING DEVELOPMENTS – In November 2015, the Financial Accounting Standards Board (FASB) issued Balance Sheet Classification of Deferred Taxes (Accounting Standards Update (ASU) No. 2015-17), which amends Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 on March 31, 2016 retrospectively to all periods presented. On June 30, 2015, the Company recorded $4.2 million in current assets “deferred income taxes” and $1.9 million in non-current assets “deferred income taxes” in the Consolidated Balance Sheets. Upon adoption of the standard, the Company presented a non-current deferred tax asset of $6.1 million in non-current assets “deferred income taxes” in the Consolidated Balance Sheets.

In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements, but believes there will be no material impact, if any.

In July 2015, the FASB issued Inventory, Topic 330: Simplifying the Measurement of Inventory (ASU 2015-11), which affects inventory balances measured using the first-in, first-out (FIFO) or average cost methods. ASU 2015-11 requires entities to measure most inventories at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements.

In February 2016, the FASB issued Leases (ASU 2016-02), which amends ASC Topic 842. ASU 2016-02 introduces a new lessee model where substantially all leases will be brought onto the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently in the process of evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

2.    INVENTORIES

Inventories valued on a LIFO basis (steel) would not differ significantly if they had been valued on a FIFO basis for the fiscal years ended June 30, 2016 and 2015. A comparison of inventories is as follows:

(in thousands)	June 30,
	2016	2015

Raw materials	$12,893	$12,663
Work in process and finished parts	5,810	5,772
Finished goods	67,201	95,407
Total	$85,904	$113,842

3.    PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2016	2015
Land		$7,279	$7,654
Buildings and improvements	5-39	72,900	72,684
Machinery and equipment	3-7	34,015	32,263
Delivery equipment	3-5	21,979	20,097
Furniture and fixtures	3-7	10,879	8,939
Total		147,052	141,637
Less accumulated depreciation		(82,928)	(76,867)
Net		$64,124	$64,770

4.    OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2016	2015
Cash value of life insurance	$965	$3,434
Rabbi Trust assets (see Note 9)	844	2,404
Other	860	919
Total	$2,669	$6,757

5.    ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2016	2015
Advertising	$4,068	$3,661
Supplemental retirement plans - current	1,751	1,208
Dividends	1,386	1,346
Warranty	1,070	1,010
Other	1,821	1,623
Total	$10,096	$8,848

6.    CREDIT ARRANGEMENTS

The Company entered into an unsecured credit agreement on June 30, 2016, that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.47% at June 30, 2016), including up to $4.0 million of letters of credit. The Company reduced the borrowing availability from $30.0 million to $10.0 million to align with current business needs. Letters of credit outstanding at June 30, 2016 totaled $2.3 million. Other than the aforementioned letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $7.7 million as of June 30, 2016. The credit agreement expires June 30, 2017. At June 30, 2016, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an unsecured $10.0 million line of credit, with interest at prime minus 2% (1.50% at June 30, 2016), and where its routine banking transactions are processed. No amount was outstanding on the line of credit at June 30, 2016. This line of credit matures December 31, 2016. In addition, the supplemental retirement plans assets, held in a Rabbi Trust, of $2.4 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

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

During fiscal year 2016, the Company recorded changes in measurement of uncertain tax positions based on recent experiences with various state tax authorities which reduced the gross liabilities related to unrecognized tax benefits by $1.3 million and reduced deferred tax assets by $0.4 million. The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	June 30,
	2016	2015
Gross unrecognized tax benefits	$610	$1,580
Accrued interest and penalties	250	610
Gross liabilities related to unrecognized tax benefits	$860	$2,190
Deferred tax assets	$250	$640

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2016	2015	2014
Balance at July 1	$1,580	$1,290	$1,085
Additions based on tax positions related to the current year	45	390	325
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(1,015)	(100)	(120)
Balance at June 30	$610	$1,580	$1,290

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision is as follows for the years ended June 30:

(in thousands)	2016	2015	2014
Federal – current	$9,343	$11,725	$8,395
State and other – current	1,616	930	553
Deferred	2,731	605	(138)
Total	$13,690	$13,260	$8,810

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	3.8	2.6	2.2
Other	(2.7)	(0.3)	(0.2)
Effective tax rate	36.1%	37.3%	37.0%

The primary components of deferred tax assets and (liabilities) are as follows:

(in thousands)	June 30, 2016	June 30, 2015
Accounts receivable	$490	$530
Inventory	500	925
Self-insurance	660	595
Compensation and benefits	2,040	1,825
Accrued expenses	1,100	1,125
Property, plant and equipment	(3,080)	(1,225)
Supplemental retirement plans	1,080	1,570
Other	870	745
Total	$3,660	$6,090

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2012–2015 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of June 30, 2016, 2,594 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2013 – June 30, 2016 (2014-2016), July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2015 – June 30, 2018 (2016-2018). Stock awards will be issued to participants as soon as practicable following the end of the performance periods, subject to Committee approval and verification of results. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded plan expenses of $1.1 million, $1.1 million and $0.5 million for fiscal years ended June 30, 2016, 2015, and 2014, respectively. If the target performance goals for 2014-2016, 2015-2017 and 2016-2018 would be achieved, the total amount of compensation cost recognized over the requisite service periods would be $1.0 million for each three-year performance period.

The aggregate number of shares that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)
Performance Period	Minimum	Target	Maximum
Fiscal Year 2014 – 2016	16	44	88
Fiscal Year 2015 – 2017	12	29	57
Fiscal Year 2016 – 2018	10	25	48

2007 Long-Term Management Incentive Plan (2007 Plan)

The plan provides for shares of common stock and cash to be awarded to officers and key employees based on performance targets set by the Nominating and Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders approved 500,000 shares to be issued under the plan. A total of 240,325 shares were issued from this plan, following the final distributions in September 2015. No additional shares can be awarded under the 2007 plan. The Committee selected consolidated operating results for organic net sales growth and fully-diluted earnings per share as the performance goals for the three-year performance periods. Payouts for awards earned in these performance periods were 60% stock and 40% cash. The compensation cost related to the number of shares granted under each performance period was fixed on the grant date, which was the date the performance period began. The short-term portion of the recorded cash award payable was classified within current liabilities, “payroll and related items”, and the long-term portion of the recorded cash award payable is classified within long-term liabilities, “other liabilities”, in the consolidated balance sheets. As of June 30, 2016, the company had no liability related to the 2007 plan. As of June 30, 2015, the Company recorded the cash-portion of awards payable of $0.7 million within current liabilities. For the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded expense of $0.0 million, $0.6 million and $0.9 million, respectively.

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

For fiscal years 2016, 2015 and 2014, the Company issued options for 25,868, 48,600 and 57,450 common shares at a weighted average exercise price of $43.09, $31.48 and $27.49 (the fair market value on the date of grant), respectively. The options were immediately available for exercise. For fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded expense of $0.2 million, $0.4 million and $0.4 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 2016, 2015 and 2014, respectively, under this plan; dividend yield of 1.6%, 2.0% and 2.2%; expected volatility of 26.0%, 29.9% and 32.6%; risk-free interest rate of 1.6%, 1.6% and 1.5%; and an expected life of 5 years. The expected volatility and expected life are determined based on historical data. The weighted-average grant date fair value of stock options granted during fiscal year 2016, 2015 and 2014 were $9.20, $7.33 and $6.63, respectively. The cash proceeds from stock options exercised were $0.1 million, $0.1 million and $0.1 million for fiscal years ended 2016, 2015 and 2014, respectively. There was no income tax benefit related to the exercise of stock options for fiscal years ended June 30, 2016, 2015 and 2014. At June 30, 2016, 566,474 shares were available for future grants.

2002, 2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. There were no options granted and no expense was recorded under these Plans during the fiscal years ended June 30, 2016, 2015 and 2014.

The cash proceeds from stock options exercised were $1.5 million, $1.6 million and $2.3 million for fiscal years ended 2016, 2015 and 2014, respectively. The income tax benefit related to the exercise of stock options were $1.6 million, $0.4 million and $0.4 million for fiscal years ended 2016, 2015 and 2014, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2016, 2015 and 2014 and the changes during the years then ended is presented below:

			Aggregate
	Shares	Weighted Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Outstanding and exercisable at June 30, 2014	524	$15.39	$9,403
Granted	49	31.48
Exercised	(110)	15.52
Canceled	(6)	16.98
Outstanding and exercisable at June 30, 2015	457	$17.02	$11,916
Granted	26	43.09
Exercised	(207)	12.68
Canceled	(6)	22.32
Outstanding and exercisable at June 30, 2016	270	$22.85	$4,638

The following table summarizes information for options outstanding and exercisable at June 30, 2016:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$6.81 – 12.74	42	1.4	$11.38
13.75 – 17.23	68	4.9	15.60
19.72 – 27.57	90	6.9	23.56
31.06 – 43.09	70	8.6	35.81
$6.81 – 43.09	270	6.0	$22.85

9.	BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total retirement plan expense was $1.8 million, $2.0 million and $1.9 million in fiscal years 2016, 2015 and 2014, respectively. The amounts include $0.5 million in each fiscal year 2016, 2015 and 2014, for the Company’s matching contribution to retirement savings plans.

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

The Company’s participation in these plans for the annual period ended June 30, 2016, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan’s year-end at December 31, 2015 and 2014, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2016	2015	Plan Status	2016	2015	2014	Imposed	Agreement	in Plan

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$200	$248	$252	No	03/31/2018	12

Steelworkers Pension Trust	23-6648508	Green	Green	No	347	364	380	No	11/04/2017	192

Central Pension Fund	36-6052390	Green	Green	No	6	7	7	No	05/31/2017	3
					$553	$619	$639

The estimated cumulative cost to exit the Company’s multi-employer plans was approximately $9.6 million on June 30, 2016.

Supplemental Retirement Plans

The Company has unfunded supplemental retirement plans with executive officers. The plans require various annual contributions for the participants based upon compensation levels and age. All participants are fully vested. At June 30, 2016 and 2015, the supplemental retirement plan liability was $2.4 million and $4.1 million, respectively, of which $1.5 million and $1.2 million were recorded in other current liabilities and $0.9 million and $2.9 million were recorded in other long-term liabilities, respectively. The Company maintains supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. For fiscal years 2016, 2015 and 2014, the benefit obligation was increased by interest expense of $0.5 million, $0.5 million and $1.4 million, deposits of $0.2 million, $0.3 million and $0.3 million, and decreased by payments of $1.0 million, $0.9 million and $3.1 million, respectively. Funds of the deferred compensation plans are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of June 30, 2016, the Company’s deferred compensation plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the consolidated balance sheets at fair market value. As of June 30, 2016 and 2015, the fair market value of the assets held in the Rabbi Trust were $2.3 million and $3.5 million, respectively, $1.5 million and $1.1 million, respectively, of the assets are classified as other current assets and $0.8 million and $2.4 million, respectively, are classified as other noncurrent assets in the consolidated balance sheets. These assets are classified as Level 2 in accordance with fair value accounting as discussed in Note 1.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 387 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2016 and 2015, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $1.6 million and $0.9 million, respectively. The accumulated benefit obligation was $8.9 million and $8.0 million at fiscal years ended June 30, 2016 and 2015, respectively. The Company recorded expense of $0.1 million, $0.1 million and $0.1 million during fiscal years 2016, 2015 and 2014, respectively, related to the plan.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2016	2015	2014
Pension and other post-retirement benefit adjustments, net of tax (1)	$(2,203)	$(1,584)	$(1,251)
Available-for-sale securities, net of tax (2)	(25)	(152)	(5)
Total accumulated other comprehensive loss	$(2,228)	$(1,736)	$(1,256)

(1)	The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $1.4 million, $1.0 million and $0.8 million at June 30, 2016, 2015 and 2014, respectively.
(2)	The tax effect on the available-for-sale securities is a tax benefit of $0.0 million, $0.1 million and $0.0 million at June 30, 2016, 2015 and 2014, respectively.

11.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company received $2.3 million and $0.3 million during the fiscal years ended June 30, 2016 and 2015, respectively, for recovery of litigation settlement costs from insurers. The Company continues to believe that it did not cause or contribute to the contamination. These amounts are recorded as “litigation settlement reimbursements (costs)” in the consolidated statements of income.

The Company continues to pursue the recovery of defense and settlement costs from insurance carriers. Based on policy language and jurisdiction, insurance coverage is in question. The Iowa District Court dismissed litigation filed by the Company’s insurance carriers in Iowa after the Iowa Court of Appeals found that Indiana law applied to the insurance policies in question and the Iowa Supreme Court denied further review. The dismissal was then appealed by the insurance carriers to the Iowa Supreme Court, which referred the appeal to the Iowa Court of Appeals. On August 17, 2016, the Iowa Court of Appeals affirmed the Iowa District Court dismissal. The insurance carriers may appeal to the Iowa Supreme Court. Coverage litigation is proceeding against the insurance carriers in Indiana.

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company recorded $0.6 million, $0.6 million and $2.1 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

During the fiscal years ended June 30, 2016, 2015 and 2014, the Company received approximately $0.8 million, $0.2 million and $2.8 million from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses.

Other Proceedings – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). The EPA has determined that the Company may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company provided public comment to the proposed plan in May 2016. As of June 30, 2016, no liability was recorded in the Consolidated Balance Sheets because it is not possible to reasonably estimate the amount, if any, of remediation cost due to the early stages of determining the extent of environmental impact, allocation amount to the potentially responsible parties and remediation alternatives.

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $4.9 million, $3.8 million and $2.8 million in fiscal 2016, 2015 and 2014, respectively.

Expected future minimum commitments under operating leases as of June 30, 2016 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2017	$3,785
2018	2,870
2019	2,912
2020	2,209
2021	1,491
Thereafter	—
$13,267

13.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2016:
Net sales	$126,531	$125,410	$125,401	$122,764
Gross margin	27,869	27,684	28,716	29,430
Litigation settlement reimbursements	—	250	2,030	—
Net income (1)	5,763	5,366	6,944	6,164
Earnings per share:
Basic	$0.77	$0.71	$0.91	$0.80
Diluted	$0.75	$0.69	$0.89	$0.79

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2015:
Net sales	$108,666	$114,386	$122,529	$121,323
Gross margin	25,520	27,094	29,667	27,579
Litigation settlement reimbursements	—	—	250	—
Net income	4,878	4,685	6,956	5,780
Earnings per share:
Basic	$0.66	$0.63	$0.94	$0.77
Diluted	$0.64	$0.61	$0.90	$0.74

(1)	The quarter ended June 30, 2016 reflects a change in the measurement of uncertain tax positions of $1.0 million (before tax). For more information, see Note 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Act of 1934, as amended) were effective as of June 30, 2016.

Changes in internal control over financial reporting – During the fiscal quarter ended June 30, 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2016. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Company’s 2016 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nomination Matters,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the Company’s 2016 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Executive Compensation,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2016 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections “Related Party Transaction Policy” and “Corporate Governance – Board of Directors” in the Company’s 2016 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2016 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

	The financial statements of the Company are set forth above in Item 8.

	(2)	Schedules

	The following financial statement schedules for the years ended June 30, 2016, 2015 and 2014 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2016, 2015 and 2014

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Accounts Receivable Allowances:
2016	1,400	(10)	(90)	1,300
2015	1,370	72	(42)	1,400
2014	1,560	6	(196)	1,370

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibits

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 8, 2010).

10.1	Flexsteel Industries, Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.5 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.2	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.3	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.4	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

10.5	Flexsteel Industries, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities and Exchange Commission on October 31, 2006). *

10.6	Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

10.7	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *

10.8	Restricted Stock Unit Award Agreement for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012). *

10.9	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.10	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.11	Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.12	Form of Notification of Award for non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.13	Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.14	Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.15	Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.16	Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.17	Purchase and Sale Agreement dated August 8, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 14, 2014).

10.18	Completion of Acquisition of Assets dated September 26, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 1, 2014).

10.19	Credit Agreement dated June 30, 2016 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2016).

10.20	Revolving Line of Credit Note dated June 30, 2016 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2016).

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification. Filed herewith.

31.2	Certification. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 24, 2016		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 24, 2016	/S/ Lynn J. Davis
Lynn J. Davis
Chair of the Board of Directors

Date:	August 24, 2016	/S/ Karel K. Czanderna
Karel K. Czanderna
Director

Date:	August 24, 2016	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 24, 2016	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 24, 2016	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 24, 2016	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 24, 2016	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 24, 2016	/S/ Nancy E. Uridil
Nancy E. Uridil
Director