Form 10-Q
period 2016-12-31
FLEXSTEEL INDUSTRIES INC
filed 2017-02-08
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒..

Common Stock - $1.00 Par Value
Shares Outstanding as of January 25, 2017	7,796,154

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	December 31,	June 30,
	2016	2016
ASSETS
CURRENT ASSETS:
Cash	$40,817	$36,780
Trade receivables – less allowances:
December 31, 2016, $1,260; June 30, 2016, $1,300	44,053	44,618
Inventories	96,284	85,904
Other	7,419	9,141
Total current assets	188,573	176,443
NON-CURRENT ASSETS:
Property, plant and equipment, net	68,425	64,124
Deferred income taxes	3,020	3,660
Other assets	2,880	2,669
TOTAL	$262,898	$246,896

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$20,053	$11,023
Accrued liabilities:
Payroll and related items	5,013	6,986
Insurance	5,720	5,252
Other	9,738	10,096
Total current liabilities	40,524	33,357
LONG-TERM LIABILITIES:
Supplemental retirement plans	962	894
Other liabilities	2,950	2,995
Total liabilities	44,436	37,246

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2016, 7,788,654 shares; outstanding June 30, 2016, 7,700,149 shares	7,789	7,700
Additional paid-in capital	24,916	23,259
Retained earnings	187,948	180,919
Accumulated other comprehensive loss	(2,191)	(2,228)
Total shareholders’ equity	218,462	209,650
TOTAL	$262,898	$246,896

See accompanying Notes to Consolidated Financial Statements (Unaudited).

1

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net sales	$118,530	$125,410	$230,580	$251,942
Cost of goods sold	(91,782)	(97,726)	(177,202)	(196,389)
Gross margin	26,748	27,684	53,378	55,553
Selling, general and administrative	(18,332)	(19,500)	(37,258)	(37,990)
Litigation settlement reimbursements	—	250	—	250
Operating income	8,416	8,434	16,120	17,813
Interest and other income (expense)	103	116	151	67
Interest expense	—	(24)	—	(61)
Income before income taxes	8,519	8,526	16,271	17,819
Income tax provision	(3,130)	(3,160)	(6,130)	(6,690)
Net income	$5,389	$5,366	$10,141	$11,129

Weighted average number of common shares outstanding:
Basic	7,779	7,575	7,752	7,541
Diluted	7,906	7,821	7,865	7,774

Earnings per share of common stock:
Basic	$0.69	$0.71	$1.31	$1.48
Diluted	$0.68	$0.69	$1.29	$1.43

Cash dividends declared per common share	$0.20	$0.18	$0.40	$0.36

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net income	$5,389	$5,366	$10,141	$11,129
Other comprehensive (loss) income:
Unrealized (loss) gain on securities in supplemental retirement plans	(105)	669	(44)	402
Reclassification of realized gain (loss) on supplemental retirement plans to other income	84	(348)	104	(256)
Other comprehensive (loss) income before taxes	(21)	321	60	146
Income tax benefit (expense) related to supplemental retirement plans loss	8	(122)	(23)	(56)
Other comprehensive (loss) gain, net of tax	(13)	199	37	90
Comprehensive income	$5,376	$5,565	$10,178	$11,219

See accompanying Notes to Consolidated Financial Statements (Unaudited).

2

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$10,141	$11,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,058	3,590
Deferred income taxes	617	1,805
Stock-based compensation expense	925	728
Excess tax benefit from share-based payments	(1,182)	(687)
Change in provision for losses on accounts receivable	(40)	(50)
(Gain) loss on disposition of capital assets	(143)	12
Gain on life insurance policies	—	(346)
Changes in operating assets and liabilities:
Trade receivables	604	(4,628)
Inventories	(10,379)	2,645
Other current assets	1,063	(3,809)
Other assets	(73)	—
Accounts payable – trade	6,676	(2,117)
Accrued liabilities	437	301
Supplemental retirement plans	(540)	695
Other long-term liabilities	(45)	(17)
Net cash provided by operating activities	12,119	9,251

INVESTING ACTIVITIES:
Purchases of investments	(1,699)	(1,294)
Proceeds from sales of investments	1,600	1,097
Proceeds from sale of capital assets	143	20
Proceeds from life insurance policies	—	2,836
Capital expenditures	(6,005)	(5,848)
Net cash used in investing activities	(5,961)	(3,189)

FINANCING ACTIVITIES:
Dividends paid	(2,941)	(2,707)
Repayments of current notes payable, net	—	(5,959)
Proceeds from issuance of common stock	770	1,128
Shares issued to employees, net of shares withheld	(1,132)	(164)
Excess tax benefit from share-based payment	1,182	687
Net cash used in financing activities	(2,121)	(7,015)

Increase (decrease) in cash	4,037	(953)
Cash at beginning of period	36,780	1,282
Cash at end of period	$40,817	$329

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Six Months Ended
	December 31,
	2016	2015
Income taxes paid, net	$2,440	$5,728
Capital expenditures in accounts payable	2,388	110
Interest paid	—	61

See accompanying Notes to Consolidated Financial Statements (Unaudited).

3

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2016

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	December 31, 2016	June 30, 2016
Raw materials	$14,280	$12,893
Work in process and finished parts	6,318	5,810
Finished goods	75,686	67,201
Total	$96,284	$85,904

3.	FAIR VALUE MEASUREMENTS

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

The Company maintains unfunded supplemental retirement plans, collectively referred to as the Supplemental Plan, which provides for additional annual defined contributions toward retirement benefits to certain of the Company’s executive officers. Funds of the Supplemental Plan are held in a Rabbi Trust. The assets held in the Rabbi Trust are not available for general corporate purposes. The Rabbi Trust is subject to creditor claims in the event of insolvency, but otherwise must be used only for purposes of providing benefits under the plans. As of December 31, 2016, the Company’s Supplemental Plan assets, held in the Rabbi Trust, were invested in stock and bond funds and are recorded in the Consolidated Balance Sheets at fair market value. As of December 31, 2016, the Supplemental Plan assets were $1.8 million, with $0.8 million of the Supplemental Plan assets classified as “other current assets” and $1.0 million as “other assets” in the Consolidated Balance Sheets. As of June 30, 2016, the Supplemental Plan assets were $2.3 million, with $1.5 million classified as “other current assets” and $0.8 million classified as “other assets” in the Consolidated Balance Sheets. These assets are classified as Level 2 in accordance with fair value measurements as described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.77% at December 31, 2016), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2016, totaled $2.2 million. Other than the aforementioned letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $7.8 million as of December 31, 2016. The credit agreement expires June 30, 2017. At December 31, 2016, the Company was in compliance with all of the financial covenants contained in the credit agreement.

A director of the Company is a director at a bank where the Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.75% at December 31, 2016), and where its routine banking transactions are processed. No amount was outstanding on the line of credit at December 31, 2016. This line of credit matures December 31, 2017. In addition, the supplemental retirement plan assets, held in a Rabbi Trust, of $1.8 million are administered by this bank’s trust department. The Company receives no special services or pricing on the services performed by the bank due to the directorship of this director.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of December 31, 2016, 61,969 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2015 – June 30, 2018 (2016-2018). The Committee selected fully-diluted earnings per share and total shareholder return as the performance goals for the three-year performance period July 1, 2016 – June 30, 2019 (2017-2019). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.2 million for the quarters ended December 31, 2016 and December 31, 2015, respectively. For the six month periods ended December 31, 2016 and December 31, 2015, the Company recorded expense of $0.4 million and $0.5 million, respectively. If the target performance goals for 2015-2017, 2016-2018 and 2017-2019 would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $1.0 million, $1.0 million and $1.1 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan.

Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarters ended December 31, 2016 and December 31, 2015, no expense was recorded related to this plan. During the six months ended December 31, 2016 and December 31, 2015, the Company recorded expense of $0.3 million and $0.2 million related to this plan, respectively.

The Company issued 1,783 and 2,120 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended December 31, 2016 and December 31, 2015, respectively. During the six months ended December 31, 2016 and December 31, 2015, the Company issued 3,561 and 2,120 shares to non-executive directors as compensation and recorded expense of $0.2 million and $0.1 million, respectively.

At December 31, 2016, 539,774 shares were available for future grants under the plan.

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

There were no options granted and no expense was recorded under these Plans during the three and six months ended December 31, 2016 and December 31, 2015.

A summary of the status of the Company’s stock plans as of June 30, 2015 and 2016, and December 31, 2016, and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2015	457	$17.02	$11,916
Granted	26	43.09
Exercised	(207)	12.68
Canceled	(6)	22.32
Outstanding and exercisable at June 30, 2016	270	22.85	4,638
Granted	24	47.45
Exercised	(61)	21.86
Canceled	(7)	16.92
Outstanding and exercisable at December 31, 2016	226	$25.84	$8,087

The following table summarizes information for options outstanding and exercisable at December 31, 2016:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.81 – 12.74	25	1.5	$10.58
13.75 – 17.23	52	4.5	15.43
19.72 – 27.57	69	6.4	23.65
31.06 – 47.45	80	8.6	39.25
$6.81 – 47.45	226	6.2	$25.84

6.	EARNINGS PER SHARE

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

In computing EPS for the quarters and six months ended December 31, 2016 and 2015, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2016	2015	2016	2015
Basic shares	7,779	7,575	7,752	7,541
Potential common shares:
Stock options	113	201	106	189
Long-term incentive plan	12	42	5	41
Non-vested shares	2	3	2	3
	127	246	113	233
Diluted shares	7,906	7,821	7,865	7,774
Anti-dilutive shares	—	26	—	26

7.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. During the quarter ended December 31, 2015, the Company received $0.25 million for recovery of litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

During the quarters ended December 31, 2016 and 2015, the Company recorded $0.1 million and $0.2 million of legal expenses incurred pursuing insurance coverage, respectively. During the six months ended December 31, 2016 and December 31, 2015, the Company recorded $0.2 million of legal expenses, respectively. These expenses are included in “selling, general and administrative” (SG&A) expense in the Consolidated Statements of Income.

The Company continues to pursue the recovery of defense and settlement costs from insurance carriers. Based on policy language, insurance coverage is in question. Coverage litigation is proceeding against the insurance carriers in Indiana.

In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). The EPA has determined that the Company may be a responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Company continues to believe that it did not cause or contribute to the contamination. In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision in August 2016 and estimated total costs to remediate of $3.6 million. As of December 31, 2016, the EPA has not issued a special notice letter to Flexsteel which would indicate the EPA’s intent to pursue Flexsteel for contribution to the remediation cost. The Company has not recorded a liability in the Consolidated Balance Sheets because it is not possible to reasonably estimate the amount, if any, of the estimated remediation cost as responsible parties have not been named by the EPA.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2016 and 2015. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(77.4)	(77.9)	(76.9)	(77.9)
Gross margin	22.6	22.1	23.1	22.1
Selling, general and administrative	(15.5)	(15.5)	(16.1)	(15.1)
Litigation settlement reimbursements	—	0.2	—	0.1
Operating income	7.1	6.8	7.0	7.1
Other (expense) income, net	—	—	0.1	—
Income before income taxes	7.1	6.8	7.1	7.1
Income tax provision	(2.6)	(2.5)	(2.7)	(2.7)
Net income	4.5%	4.3%	4.4%	4.4%

The following table compares net sales for the quarter ended December 31, (in millions):

	2016	2015	$ Change	% Change
Residential	$100.5	$105.8	$(5.3)	-5.0%
Commercial	18.0	19.6	(1.6)	-8.2%
Total	$118.5	$125.4	$(6.9)	-5.5%

Results of Operations for the Quarter Ended December 31, 2016 vs. 2015

Net sales were $118.5 million for the quarter ended December 31, 2016, compared to record net sales of $125.4 million in the prior year quarter, a decrease of 5.5%. The residential and commercial net sales decreases were substantially due to lower volume in the current quarter. Residential net sales were $100.5 million in the current quarter, a decrease of 5.0% from the prior year quarter of $105.8 million. Residential net sales for the quarter ended December 31, 2015 included approximately $3 million of product sales related to clearing the west coast port congestion. Casegoods net sales declined approximately $3 million reflecting weaker demand at retail. Commercial net sales were $18.0 million in the current quarter, a decrease of 8.2% from the prior year quarter of $19.6 million.

Gross margin as a percent of net sales for the quarter ended December 31, 2016 was 22.6% compared to 22.1% for the prior year quarter. Gross margin improvements were partially offset by lower absorption of fixed costs on lower volume.

Selling, general and administrative (SG&A) expenses were 15.5% of net sales in the current and prior year quarters. The Company expended $0.7 million or 0.6% of net sales upgrading the business information system in the current quarter.

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

The effective income rate was 36.7% and 37.1% for the quarter ended December 31, 2016 and 2015, respectively.

The above factors resulted in net income of $5.3 million or $0.68 per share for the quarter ended December 31, 2016, compared to $5.4 million or $0.69 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

The following table compares net sales for the six months ended December 31, (in millions):

	2016	2015	$ Change	% Change
Residential	$194.2	$212.1	$(17.9)	-8.4%
Commercial	36.4	39.8	(3.4)	-8.5%
Total	$230.6	$251.9	$(21.3)	-8.5%

Results of Operations for the Six Months Ended December 31, 2016 vs. 2015

Net sales for the six months ended December 31, 2016 were $230.6 million, compared to record net sales of $251.9 million in the prior year six month period, a decrease of 8.5%. The residential and commercial net sales decreases were substantially due to lower volume in the current period. Residential net sales were $194.2 million in the current six month period, a decrease of 8.4% from the prior year period of $212.1 million. Residential net sales for the six months ended December 31, 2015 included approximately $6 million of product sales related to clearing the west coast port congestion. Casegoods net sales declined approximately $7 million reflecting continued weak demand at retail. Commercial net sales were $36.4 million in the current six month period, a decrease of 8.5% compared to $39.8 million in the prior year period.

Gross margin as a percent of net sales for the six months ended December 31, 2016 was 23.1% of net sales compared to 22.1% of net sales in the prior period. Gross margin improvements were partially offset by lower absorption of fixed costs on lower volume.

SG&A expenses for the six month period ended December 31, 2016 were 16.1% of net sales compared to 15.1% of net sales in the prior year six month period. The Company expended $1.2 million or 0.5% of net sales upgrading the business information system. The increase in SG&A as a percentage of net sales also reflects lower fixed cost leverage on decreased sales volume.

During the six months ended December 31, 2015, the Company received $0.25 million for recovery of Indiana civil litigation settlement costs from insurers. This amount is recorded as “litigation settlement reimbursements” in the Consolidated Statements of Income.

The company realized a non-taxable gain on life insurance of $0.3 million, or $0.04 per share in the six months ended December 31, 2015. The gain is included in “other income” in the Consolidated Statements of Income.

The effective income tax expense rate for the current and prior year six month period was 37.7% and 37.5% respectively.

The above factors resulted in net income for the six months ended December 31, 2016 of $10.1 million or $1.29 per share compared to $11.1 million or $1.43 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2016 was $148.0 million compared to $143.1 million at June 30, 2016. Primary changes in working capital include increases in cash of $4.0 million, inventory of $10.4 million and accounts payable of $9.0 million.

For the six months ended December 31, 2016, the Company paid $6.0 million for capital expenditures including $4.6 million invested to upgrade the business information system. Dividend payments were $2.9 million for the current six month period.

The Company maintained a credit agreement which provided unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.77% at December 31, 2016), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2016 totaled $2.2 million, leaving borrowing availability of $7.8 million. The credit agreement expires June 30, 2017.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (1.75% at December 31, 2016). No amount was outstanding on the line of credit at December 31, 2016. This line of credit matures December 31, 2017.

Net cash provided by operating activities of $12.1 million in the six months ended December 31, 2016 was comprised primarily of net income of $10.1 million, depreciation of $4.1 million, inventory increase of $10.4 million and accounts payable increase of $6.7 million. Net cash provided by operating activities in the six months ended December 31, 2015 was $9.3 million.

Net cash used in investing activities was $6.0 million and $3.2 million in the six months ended December 31, 2016 and 2015, respectively. Capital expenditures were $6.0 million and $5.8 million during the six months ended December 31, 2016 and 2015, respectively.

Net cash used in financing activities was $2.1 million in the six months ended December 31, 2016 primarily due to dividends paid of $2.9 million. Net cash used in financing activities was $7.0 million in the six months ended December 31, 2015 primarily from repayments of current borrowings of $6.0 million and dividends paid of $2.7 million.

Capital expenditures are estimated to be $14.4 million for the remainder of fiscal 2017. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2017. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of December 31, 2016, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2016.

Outlook

The Company believes that demand for furniture products in the United States will continue to be sporadic due to economic uncertainty for the remainder of the fiscal year. Net sales for the third and fourth fiscal quarters are expected to be comparable to prior fiscal year quarters. The Company continues focusing on streamlining product introductions to increase sales and controlling discretionary spending.

For the remainder of fiscal year 2017, the Company expects to have the following expenditures:

●	$12.8 million for capital expenditures and $2.5 million as SG&A expense for upgrading the business information system to better meet market conditions, customer requirements and increase operating efficiency; and

●	$1.6 million in operating capital expenditures.

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

Foreign Currency Risk – During the six months ended December 31, 2016 and 2015, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2016.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2016, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 8, 2017	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)