Form 10-Q
period 2017-03-31
FLEXSTEEL INDUSTRIES INC
filed 2017-04-26
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒.

Common Stock - $1.00 Par Value

Shares Outstanding as of April 12, 2017	7,815,191

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31,	June 30,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash	$37,598	$36,780
Investments	9,991	—
Trade receivables – less allowances:
March 31, 2017, $1,300; June 30, 2016, $1,300	43,644	44,618
Inventories	92,698	85,904
Other	8,401	9,141
Total current assets	192,332	176,443
NON-CURRENT ASSETS:
Property, plant and equipment, net	68,949	64,124
Deferred income taxes	2,680	3,660
Other assets	2,384	2,669
TOTAL	$266,345	$246,896

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable – trade	$16,004	$11,023
Accrued liabilities:
Payroll and related items	6,117	6,986
Insurance	5,731	5,252
Other	9,036	10,096
Total current liabilities	36,888	33,357
LONG-TERM LIABILITIES:
Other liabilities	3,968	3,889
Total liabilities	40,856	37,246

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2017, 7,814,941 shares; outstanding June 30, 2016, 7,700,149 shares	7,815	7,700
Additional paid-in capital	25,849	23,259
Retained earnings	194,009	180,919
Accumulated other comprehensive loss	(2,184)	(2,228)
Total shareholders’ equity	225,489	209,650
TOTAL	$266,345	$246,896

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	$120,750	$125,400	$351,330	$377,342
Cost of goods sold	(92,304)	(96,684)	(269,506)	(293,073)
Gross margin	28,446	28,716	81,824	84,269
Selling, general and administrative	(17,588)	(19,443)	(54,846)	(57,433)
Litigation settlement reimbursements	1,175	2,030	1,175	2,280
Operating income	12,033	11,303	28,153	29,116
Other income (expense)	101	(60)	252	6
Interest expense	—	(9)	—	(69)
Income before income taxes	12,134	11,234	28,405	29,053
Income tax provision	(4,510)	(4,290)	(10,640)	(10,980)
Net income	$7,624	$6,944	$17,765	$18,073

Weighted average number of common shares outstanding:
Basic	7,804	7,622	7,770	7,568
Diluted	7,922	7,836	7,872	7,771

Earnings per share of common stock:
Basic	$0.98	$0.91	$2.29	$2.39
Diluted	$0.96	$0.89	$2.26	$2.33

Cash dividends declared per common share	$0.20	$0.18	$0.60	$0.54

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net income	$7,624	$6,944	$17,765	$18,073
Other comprehensive income (loss):
Unrealized gain (loss) on securities	3	89	(41)	491
Reclassification of realized gain (loss) on securities to other income	8	(86)	112	(342)
Other comprehensive income before taxes	11	3	71	149
Income tax expense related to securities gain (loss)	(4)	(1)	(27)	(57)
Other comprehensive gain, net of tax	7	2	44	92
Comprehensive income	$7,631	$6,946	$17,809	$18,165

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$17,765	$18,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,038	5,528
Deferred income taxes	953	1,764
Stock-based compensation expense	1,364	1,024
Excess tax benefit from share-based payments	(1,401)	(1,193)
Change in provision for losses on accounts receivable	—	15
(Gain) loss on disposition of capital assets	(147)	15
Gain on life insurance policies	—	(346)
Changes in operating assets and liabilities:
Trade receivables	974	(238)
Inventories	(6,794)	16,523
Other current assets	(712)	(5,875)
Other assets	464	22
Accounts payable – trade	3,882	(4,651)
Accrued liabilities	1,856	926
Other long-term liabilities	(554)	504
Net cash provided by operating activities	23,688	32,091

INVESTING ACTIVITIES:
Purchases of investments	(12,580)	(2,304)
Proceeds from sales of investments	2,485	2,107
Proceeds from sale of capital assets	147	27
Proceeds from life insurance policies	—	2,836
Capital expenditures	(9,764)	(7,116)
Net cash used in investing activities	(19,712)	(4,450)

FINANCING ACTIVITIES:
Dividends paid	(4,499)	(4,077)
Proceeds from issuance of common stock	1,071	1,403
Shares issued to employees, net of shares withheld	(1,131)	(164)
Excess tax benefit from share-based payment	1,401	1,193
Repayments of current notes payable, net	—	(11,904)
Net cash used in financing activities	(3,158)	(13,549)

Increase in cash	818	14,092
Cash at beginning of period	36,780	1,282
Cash at end of period	$37,598	$15,374

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2017	2016
Income taxes paid, net	$5,795	$7,460
Capital expenditures in accounts payable	1,133	4
Interest paid	—	69

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2017

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wood furniture products in the United States. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hotel, healthcare and other contract applications. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives.

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	March 31, 2017	June 30, 2016
Raw materials	$13,946	$12,893
Work in process and finished parts	6,439	5,810
Finished goods	72,313	67,201
Total	$92,698	$85,904

3.	FAIR VALUE MEASUREMENTS

The Company’s cash, investments, accounts receivable, other current assets, accounts payable, notes payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. Generally accepted accounting principles on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

During the quarter ended March 31, 2017, the Company purchased available-for-sale securities, U.S. Treasury bills, which are recorded at fair market value. These securities are classified as “Investments” in the Consolidated Balance Sheets and will mature prior to June 30, 2017. Unrealized gains or losses are recorded in “Accumulated other comprehensive income (loss).” As of March 31, 2017, the fair market value and book value of the investments are $10.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.98% at March 31, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2017 totaled $2.2 million. Other than the aforementioned letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $7.8 million as of March 31, 2017. The credit agreement expires June 30, 2017. At March 31, 2017, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.0% at March 31, 2017). No amount was outstanding on the line of credit at March 31, 2017. This line of credit matures December 31, 2017.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan. As of March 31, 2017, 61,969 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2015 – June 30, 2018 (2016-2018). The Committee selected fully-diluted earnings per share and total shareholder return as the performance goals for the three-year performance period July 1, 2016 – June 30, 2019 (2017-2019). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded expense of $0.3 million and $0.2 million for the quarters ended March 31, 2017 and March 31, 2016, respectively. For each of the nine month periods ended March 31, 2017 and March 31, 2016, the Company recorded expense of $0.7 million. If the target performance goals for 2015-2017, 2016-2018 and 2017-2019 would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $1.0 million, $1.0 million and $1.1 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. In December 2013, the Company’s shareholders approved 700,000 shares to be issued under the plan.

Under the plan, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarters ended March 31, 2017 and March 31, 2016, no expense was recorded related to this plan. During the nine months ended March 31, 2017 and March 31, 2016, the Company recorded expense of $0.3 million and $0.2 million related to this plan, respectively.

Under the plan, the Company issued 1,729 and 1,988 shares to non-executive directors as compensation and recorded expense of $0.1 million during each of the quarters ended March 31, 2017 and March 31, 2016. During the nine months ended March 31, 2017 and March 31, 2016, the Company issued 5,290 and 4,108 shares to non-executive directors as compensation and recorded expense of $0.3 million and $0.2 million, respectively.

At March 31, 2017, 538,737 shares were available for future grants under the plan.

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

There were no options granted and no expense was recorded under these Plans during the three and nine months ended March 31, 2017 and March 31, 2016.

A summary of the status of the Company’s stock plans as of March 31, 2017, June 30, 2016 and 2015, and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2015	457	$17.02	$11,916
Granted	26	43.09
Exercised	(207)	12.68
Canceled	(6)	22.32
Outstanding and exercisable at June 30, 2016	270	22.85	4,638
Granted	24	47.45
Exercised	(90)	20.65
Canceled	(8)	19.32
Outstanding and exercisable at March 31, 2017	196	$26.92	$4,607

The following table summarizes information for options outstanding and exercisable at March 31, 2017:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.96 – 12.74	22	1.2	$10.99
13.75 – 17.23	36	4.2	15.60
19.72 – 27.57	61	6.1	23.83
31.06 – 47.45	77	8.4	39.43
$6.96 – 47.45	196	6.1	$26.92

6.	EARNINGS PER SHARE

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

In computing EPS for the quarters and nine months ended March 31, 2017 and 2016, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2017	2016	2017	2016
Basic shares	7,804	7,622	7,770	7,568
Potential common shares:
Stock options	95	162	90	157
Long-term incentive plan	21	49	10	43
Non-vested shares	2	3	2	3
	118	214	102	203
Diluted shares	7,922	7,836	7,872	7,771
Anti-dilutive shares	—	26	—	26

7.	LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. During the quarters ended March 31, 2017 and 2016, the Company received $1.2 million and $2.0 million, respectively, and during the nine months ended received $1.2 million and $2.3 million, respectively, for recovery of litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the Consolidated Statements of Income.

During the quarter ended March 31, 2017, the Company recorded $0.1 million of legal expenses incurred pursuing insurance coverage which was offset by reimbursements of $1.2 million from insurers. During the quarter ended March 31, 2016, the Company recorded $0.2 million of legal expenses incurred pursuing insurance coverage which was offset by reimbursements of $0.8 million from insurers. During the nine months ended March 31, 2017, the Company recorded $0.3 million of legal expenses which was offset by reimbursements of $1.2 million from insurers. During the nine months ended March 31, 2016, the Company recorded $0.4 million of legal expenses which was offset by reimbursements of $0.8 million from insurers. These expenses and reimbursements are included in “Selling, general and administrative” (SG&A) expense in the Consolidated Statements of Income.

The recovery of litigation settlement and defense costs from insurance carriers is now complete and the Indiana litigation against insurance carriers has been closed.

In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). The EPA has determined that the Company may be a responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA). The Company continues to believe that it did not cause or contribute to the contamination. In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision in August 2016 and estimated total costs to remediate of $3.6 million. As of March 31, 2017, the EPA has not issued a special notice letter to Flexsteel which would indicate the EPA’s intent to pursue Flexsteel for contribution to the remediation cost. The Company has not recorded a liability in the Consolidated Balance Sheets because it is not possible to reasonably estimate the amount, if any, of the estimated remediation cost as responsible parties have not been named by the EPA.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2017 and 2016. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(76.4)	(77.1)	(76.7)	(77.7)
Gross margin	23.6	22.9	23.3	22.3
Selling, general and administrative	(14.6)	(15.5)	(15.6)	(15.2)
Litigation settlement reimbursements	1.0	1.6	0.3	0.6
Operating income	10.0	9.0	8.0	7.7
Other (expense) income, net	—	(0.1)	0.1	—
Income before income taxes	10.0	8.9	8.1	7.7
Income tax provision	(3.7)	(3.4)	(3.0)	(2.9)
Net income	6.3%	5.5%	5.1%	4.8%

Results of Operations for the Quarter Ended March 31, 2017 vs. 2016

The following table compares net sales for the quarter ended March 31, (in millions):

	2017	2016	$ Change	% Change
Residential	$102.6	$105.8	$(3.2)	-3.0%
Contract	18.2	19.6	(1.4)	-7.1%
Total	$120.8	$125.4	$(4.6)	-3.7%

Net sales were $120.8 million for the quarter ended March 31, 2017, compared to net sales of $125.4 million in the prior year quarter, a decrease of 3.7%. The decrease in net sales was substantially due to lower volume in the current quarter. Residential net sales were $102.6 million in the current quarter, a decrease of 3.0% from the prior year quarter of $105.8 million. Contract net sales were $18.2 million in the current quarter, a decrease of 7.1% from the prior year quarter of $19.6 million.

Gross margin as a percent of net sales for the quarter ended March 31, 2017 was 23.6% compared to 22.9% for the prior year quarter. Gross margin improvements were primarily due to changes in product mix.

Selling, general and administrative (SG&A) expenses were 14.6% of net sales in the current year quarter, compared to 15.5% of net sales in the prior year quarter. The percentage improvement in SG&A expenses is primarily due to the net reimbursement of legal costs described below offset by $0.8 million or 0.7% of net sales incurred designing and developing a new business information system. SG&A expenses for the current and prior year quarters include reimbursements, net of recovery expenses, related to Indiana litigation of $1.1 million and $0.6 million, respectively.

During the quarters ended March 31, 2017 and 2016, the Company received $1.2 million or $0.09 per share and $2.0 million or $0.16 per share, respectively, for recovery of Indiana civil litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the Consolidated Statements of Income. The recovery of litigation settlement and defense costs from insurance carriers is now complete and the Indiana litigation against insurance carriers has been closed.

The effective income tax rate was 37.2% and 38.2% for the quarters ended March 31, 2017 and 2016, respectively.

The above factors resulted in net income of $7.6 million or $0.96 per share for the quarter ended March 31, 2017, compared to $6.9 million or $0.89 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2107 vs. 2016

The following table compares net sales for the nine months ended March 31, (in millions):

	2017	2016	$ Change	% Change
Residential	$296.8	$317.8	$(21.0)	-6.6%
Contract	54.5	59.5	(5.0)	-8.4%
Total	$351.3	$377.3	$(26.0)	-6.9%

Net sales for the nine months ended March 31, 2017 were $351.3 million, compared to record net sales of $377.3 million in the prior year nine month period, a decrease of 6.9%. The decrease in net sales was substantially due to lower volume in the current period. Residential net sales were $296.8 million in the current nine month period, a decrease of 6.6% from the prior year period of $317.8 million. Contract net sales were $54.5 million in the current nine month period, a decrease of 8.4% compared to $59.5 million in the prior year period.

Gross margin as a percent of net sales for the nine months ended March 31, 2017 was 23.3% of net sales compared to 22.3% of net sales in the prior period. Gross margin improvements were primarily due to changes in product mix.

SG&A expenses for the nine month period ended March 31, 2017 were 15.6% of net sales compared to 15.2% of net sales in the prior year nine month period. In the current nine month period, the Company expended $2.0 million or 0.6% of net sales upgrading the business information system. SG&A expenses for the current and prior year periods include reimbursements, net of recovery expenses, related to Indiana litigation of $0.9 million and $0.4 million, respectively.

During the nine months ended March 31, 2017 and 2016, the Company received $1.2 million or $0.09 per share and $2.3 million or $0.19 per share for recovery of Indiana civil litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the Consolidated Statements of Income. The recovery of litigation settlement and defense costs from insurance carriers is now complete and the Indiana litigation against insurance carriers has been closed.

The effective income tax expense rate for the current and prior year nine month period was 37.5% and 37.8% respectively.

The above factors resulted in net income for the nine months ended March 31, 2017 of $17.8 million or $2.26 per share compared to $18.1 million or $2.33 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2017 was $155.4 million compared to $143.1 million at June 30, 2016. Primary changes in working capital include increases in investments of $10.0 million, inventory of $6.8 million and accounts payable of $5.0 million.

For the nine months ended March 31, 2017, the Company paid $9.8 million for capital expenditures including $7.7 million invested to upgrade the business information system. Dividend payments increased 10% to $4.5 million from $4.1 million during the nine month periods ended March 31, 2017 and 2016, respectively.

The Company maintained a credit agreement which provided unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.98% at March 31, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2017 totaled $2.2 million, leaving borrowing availability of $7.8 million. The credit agreement expires June 30, 2017.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.0% at March 31, 2017). No amount was outstanding on the line of credit at March 31, 2017. This line of credit matures December 31, 2017.

Net cash provided by operating activities of $23.7 million in the nine months ended March 31, 2017 was comprised primarily of net income of $17.8 million, depreciation of $6.0 million, inventory increase of $6.8 million and accounts payable increase of $3.9 million. Net cash provided by operating activities in the nine months ended March 31, 2016 was $32.1 million.

Net cash used in investing activities was $19.7 million and $4.5 million in the nine months ended March 31, 2017 and 2016, respectively. Net purchases of investments were $10.1 million during the nine months ended March 31, 2017. Capital expenditures were $9.8 million and $7.1 million during the nine months ended March 31, 2017 and 2016, respectively.

Net cash used in financing activities was $3.2 million in the nine months ended March 31, 2017 primarily due to dividends paid of $4.5 million. Net cash used in financing activities was $13.5 million in the nine months ended March 31, 2016 primarily from repayments of borrowings of $11.9 million and dividends paid of $4.1 million.

Capital expenditures are estimated to be $4.7 million for the remainder of fiscal 2017. Management believes that the Company has adequate cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2017. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of March 31, 2017, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2016.

Outlook

The Company believes that demand for furniture products in the United States has improved as consumer confidence has stabilized. Net sales for the fourth fiscal quarter are expected to remain steady with the current quarter, which would result in the second highest fiscal year net sales compared to the prior year record. The Company continues focusing on streamlining product introductions to increase sales and controlling discretionary spending.

Through March 31, 2017, “Property, plant & equipment, net” in the Consolidated Condensed Balance Sheets includes $9.2 million for business information software and development. The Company has completed the design phase of the project and has progressed to the first of three development and testing cycles. Following successful testing, the Company will enter the training and readiness phase of the project for associates, customers and suppliers. When this phase indicates readiness, the business information system will be implemented. The Company anticipates this work can be completed during the fiscal year ending June 30, 2018.

For the remainder of fiscal year 2017, the Company expects to have the following expenditures:

●	$3.7 million for capital expenditures and $1.0 million as SG&A expense for upgrading the business information system to better meet market conditions, customer requirements and increase operating efficiency; and
●	$1.0 million in operating capital expenditures.

The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

The Company remains committed to its core strategies, which include providing a wide range of quality product offerings and price points to the residential and contract markets, combined with a conservative approach to business. The Company will maintain its focus on a strong balance sheet through emphasis on cash flow and increasing profitability. The Company believes these core strategies are in the best interest of our shareholders.

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

Foreign Currency Risk – During the nine months ended March 31, 2017 and 2016, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2017.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2017, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 26, 2017	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)

