Form 10-K
period 2017-06-30
FLEXSTEEL INDUSTRIES INC
filed 2017-08-22
CIK 37472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2016 (which was the last business day of the registrant’s most recently completed second quarter) was $391,665,307.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,823,121 Common Shares ($1 par value) as of August 11, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2017 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) was incorporated in 1929 and is one of the oldest and largest manufacturer, importer and marketer of residential and contract upholstered and wood furniture products in the United States. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hotel, healthcare and other contract applications. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which our name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives.

The Company operates in one reportable segment, furniture products. Our furniture products business involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential and contract markets. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2017	2016	2015
Residential	$396,099	$420,884	$393,143
Contract	72,665	79,222	73,761
	$468,764	$500,106	$466,904

Manufacturing and Offshore Sourcing

We operate manufacturing facilities that are located in Arkansas, California, Georgia, Iowa, Mississippi and Juarez, Mexico. These manufacturing operations are integral to our product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. We identify and eliminate manufacturing inefficiencies and adjust manufacturing schedules on a daily basis to meet customer requirements. We have established relationships with key suppliers to ensure prompt delivery of quality component parts. Our production includes the use of selected component parts sourced offshore to enhance our value in the marketplace.

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

Competition

The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominates the market. The markets in which we compete include a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than the Company. Our products compete based on style, quality, price, delivery, service and durability. We believe that our steel seat spring, manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, delivery, service, value and experienced production, sales, marketing and management teams, are some of our competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company makes minimal export sales. At June 30, 2017, the Company had approximately 100 employees located in Asia to ensure Flexsteel’s quality standards are met, and coordinate the delivery of purchased products. The Company leases and operates a 225,000 square foot production facility in Juarez, Mexico utilizing contracted labor.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2017	June 30, 2016	June 30, 2015
$55,000	$46,700	$58,600

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

Trademarks and Patents

The Company owns the American and Canadian improvement patents to its Flexsteel seat spring, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products, which patents are due to expire on dates ranging from 2017-2034.

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

Fiscal Year Ended June 30,	Expenditures
2017	$3,700
2016	$4,170
2015	$4,090

 Employees

The Company had 1,460 employees as of June 30, 2017, including 180 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

The executive officers of the Company, their ages, positions (in each case as of August 11, 2017), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (61)	President & Chief Executive Officer (2012)
Timothy E. Hall (59)	Senior Vice President Finance, Chief Financial Officer, Secretary & Treasurer (2000)
Julia K. Bizzis (60)	Senior Vice President Strategic Growth (2013)
Steven K. Hall (47)	Senior Vice President Global Supply Chain (2014)
Richard J. Stanley (45)	Senior Vice President Contract Group & Home Styles (2014)

Item 1A.	Risk Factors

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

The implementation of a new business information system could disrupt our business.

We are in the testing phase of implementing a new business information system.  The new system will replace our legacy systems to drive operational efficiencies.  An ineffective implementation of the new business information system may result in the following:

●	Disruption of our domestic and international supply chain;

●	Inability to fill customer orders accurately and on a timely basis;

●	Inability to process payments to our suppliers and vendors;

●	Negative impact on financials;

●	Unable to fulfill federal, state and local tax filing requirements in a timely and accurate matter; and

●	Increased demands of management and associates to the detriment of other corporate initiatives.

Our future success depends on our ability to manage our global supply chain.

We acquire raw materials, component parts and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within our supply chain is subject to delays in delivery, availability, quality and pricing (including tariffs) of products. The delivery of goods from these suppliers may be delayed by customs, labor issues, changes in political, economic and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, quality, delivery and availability of these products could negatively affect our ability to meet demands of our customers and have a negative impact on product margin.

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

We participate in, and make periodic contributions to, three multi-employer pension plans that cover union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to us, we believe that the present value of actuarially accrued liabilities in one of the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of our participation, we could experience greater volatility in our overall pension funding obligations. Our obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 9.

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

Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishings and contract products. These events could impact retailers, offices, hospitality, recreational vehicle seating and healthcare businesses resulting in an impact on our business. A recovery in our sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of home furnishings and contract products purchases.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities as of June 30, 2017:

Location	Approximate Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	236,000	Manufacturing and Distribution
Riverside, California (1)	69,000	Held for Sale
Dublin, Georgia	315,000	Manufacturing
Huntingburg, Indiana	611,000	Distribution
Dubuque, Iowa (2)	719,000	Manufacturing
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

(1)	See Note 3 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	The Dubuque, Iowa manufacturing facility and land will be donated to a not-for-profit entity when vacated by the Company, which is expected to happen in fiscal year 2019.

The Company leases the following facilities as of June 30, 2017:

Location	Approximate Size (square feet)	Principal Operations
Cerritos, California	32,000	Distribution
Riverside, California	211,000	Distribution
Louisville, Kentucky	10,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing
Binh Duong, Vietnam	39,000	Warehouse

The Company leases showrooms for displaying its products in the furniture markets in High Point, North Carolina and Las Vegas, Nevada.

The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant.

Item 3.	Legal Proceedings

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company received $1.2 million, $2.3 million and $0.3 million during the fiscal years ended June 30, 2017, 2016 and 2015, respectively, for recovery of litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the consolidated statements of income.

The recovery of litigation settlement and defense costs from insurance carriers is complete.

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. Based on extensive sampling investigation performed on behalf of the Company, the Company believes that the source of the ground water contamination is upgradient of the site formerly owned by the Company. The Company continues to believe that it did not cause or contribute to the contamination. Accordingly, the Company has not recorded a liability in the consolidated balance sheets.

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

	2012	2013	2014	2015	2016	2017
Flexsteel	100.00	126.71	176.87	233.33	218.55	303.02
Peer Group	100.00	138.98	152.61	200.15	203.29	262.05
NASDAQ	100.00	130.16	174.87	202.69	146.18	187.38

The NASDAQ Global Select Market is the market on which the Company’s common stock is traded.

	Sale Price of Common Stock				Cash Dividends
	Fiscal 2017		Fiscal 2016		Per Share
	High	Low	High	Low	Fiscal 2017	Fiscal 2016
First Quarter	$54.25	$37.93	$44.95	$27.25	$0.20	$0.18
Second Quarter	62.99	39.98	48.67	30.31	0.20	0.18
Third Quarter	62.55	45.31	45.79	37.98	0.20	0.18
Fourth Quarter	57.48	48.44	45.29	36.06	0.20	0.18

The Company estimates there were approximately 4,600 holders of common stock of the Company as of June 30, 2017. There were no repurchases of the Company’s common stock during the quarter ended June 30, 2017. The payment of future cash dividends is within the discretion of our Board of Directors and will depend, among other factors, on our earnings, capital requirements and operating and financial condition.

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

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)
	2017	2016	2015	2014	2013
SUMMARY OF OPERATIONS
Net sales	$468,764	$500,106	$466,904	$438,543	$386,189
Gross margin	108,651	113,699	109,860	100,263	90,469
Litigation settlement reimbursements (costs)	1,175	2,280	250	(6,250)	—
Operating income	37,264	38,068	34,422	22,286	20,271
Income before income taxes	37,586	37,927	35,559	23,800	20,881
Income tax provision	13,800	13,690	13,260	8,810	7,730
Net income	23,786	24,237	22,299	14,990	13,151
Net income, as a percent of sales	5.1%	4.8%	4.8%	3.4%	3.4%
Weighted average diluted shares outstanding	7,886	7,765	7,708	7,511	7,326
Diluted earnings per common share	$3.02	$3.12	$2.89	$2.00	$1.80
Cash dividends declared per common share	$0.80	$0.72	$0.72	$0.60	$0.60

SELECTED DATA AS OF JUNE 30
Total assets	$270,045	$246,896	$244,619	$210,213	$192,539
Shareholders’ equity	230,760	209,650	186,748	166,735	151,237
Trade receivables, net	42,362	44,618	45,101	38,536	36,075
Inventories	99,397	85,904	113,842	97,940	92,417
Property, plant and equipment, net	70,661	64,124	64,770	31,900	32,145
Capital expenditures	13,457	7,382	37,424	4,187	6,225
Depreciation expense	7,936	7,556	4,945	4,197	3,803
Working capital (current assets less current liabilities)	158,055	143,086	115,682	128,644	113,699
Current ratio	5.2 to 1	5.3 to 1	3.3 to 1	4.5 to 1	4.2 to 1
Return on ending shareholders’ equity	10.3%	11.6%	11.9%	9.0%	8.7%
Average number of employees	1,440	1,440	1,340	1,380	1,320

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

The discussion and analysis of the Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. The Company uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable and inventory valuation. Ultimate results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s consolidated financial statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2017, 2016 and 2015. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(76.8)	(77.3)	(76.5)
Gross margin	23.2	22.7	23.5
Selling, general and administrative	(15.5)	(15.6)	(16.2)
Litigation settlement reimbursements (costs)	0.2	0.4	0.1
Operating income	7.9	7.5	7.4
Interest and other income	0.1	0.0	0.2
Interest expense	—	0.0	0.0
Income before income taxes	8.0	7.5	7.6
Income tax provision	(2.9)	(2.7)	(2.8)
Net income	5.1%	4.8%	4.8%

Fiscal 2017 Compared to Fiscal 2016

Net sales for fiscal year 2017 were $468.8 million compared to $500.1 million in the prior fiscal year, a decrease of 6.3%. For the fiscal year ended June 30, 2017, residential net sales were $396.1 million compared to $420.9 million for the year ended June 30, 2016, a decrease of 5.9%. The residential net sales decrease of $24.8 million for the year ended June 30, 2017 was substantially due to decreased sales volume in upholstered and ready-to-assemble products. Contract net sales were $72.7 million for the year ended June 30, 2017, a decrease of 8.2% from net sales of $79.2 million for the year ended June 30, 2016. The decrease in contract net sales was substantially due to volume.

Gross margin for the fiscal year ended June 30, 2017 was 23.2% compared to 22.7% for the prior fiscal year.

Selling, general and administrative (SG&A) expenses for the fiscal year ended June 30, 2017 were 15.5% of net sales compared to 15.6% of net sales in the prior fiscal year. The current fiscal year includes reductions in direct selling costs, professional fees and incentive compensation of $3.6 million, or 0.8% of net sales, offset by $2.9 million, or 0.6% of net sales, related to the business information system project. SG&A expenses for the current and prior fiscal years include reimbursements, net of recovery expenses, related to Indiana litigation of $0.9 million and $0.2 million, respectively.

Litigation settlement reimbursements related to Indiana litigation were $1.2 million or $0.10 per share and $2.3 million or $0.18 per share during the fiscal years ended June 30, 2017 and 2016, respectively. The recovery of litigation settlement and defense costs from insurance carriers is complete.

The effective tax rate was 36.7% and 36.1% for fiscal years ended June 30, 2017 and 2016, respectively. The prior fiscal year rate decrease was primarily related to changes in the measurement of uncertain tax positions based on experiences with various state tax authorities.

The above factors resulted in net income of $23.8 million or $3.02 per share for the fiscal year ended June 30, 2017 compared to $24.2 million or $3.12 per share in the prior year period. All earnings per share amounts are on a diluted basis.

Fiscal 2016 Compared to Fiscal 2015

Net sales for fiscal year 2016 were $500.1 million compared to $466.9 million in fiscal year 2015, an increase of 7.1%. For the fiscal year ended June 30, 2016, residential net sales were $420.9 million compared to $393.1 million for the year ended June 30, 2015, an increase of 7.1%. The residential net sales increase of $27.8 million for the year ended June 30, 2016 was substantially due to the increased sales volume in upholstered and ready-to-assemble products partially offset by discounting of certain case goods and lower delivery charges associated with lower fuel costs. Contract net sales were $79.2 million for the year ended June 30, 2016, an increase of 7.3% from net sales of $73.8 million for the year ended June 30, 2015. The increase in contract net sales was substantially due to volume.

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

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at June 30, 2017 was $158.1 million compared to $143.1 million at June 30, 2016. Significant changes in working capital during fiscal year 2017 included increases in investments of $18.0 million, inventory of $13.5 million and accounts payable of $5.7 million and decreases in cash and cash equivalents of $7.9 million and accounts receivable of $2.3 million. Inventory primarily increased to improve stocking positions and to support future sales growth. Accounts payable primarily increased due to inventory growth and timing of payments. For the fiscal year ended June 30, 2017, capital expenditures were $13.5 million including $10.6 million for the business information system project. Dividend payments totaled $6.1 million.

The Company’s main sources of liquidity are cash and cash equivalents, investments, cash flows from operations and credit arrangements. As of June 30, 2017 and 2016, the Company had cash and cash equivalents totaling $28.9 million and $36.8 million, respectively. During the current year, the Company invested $18.0 million in short-term investments. These investments consist of Treasury bills and U.S. Agencies that will mature within six months of June 30, 2017. The Company entered into an unsecured credit agreement on June 30, 2017, that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2017 totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of June 30, 2017. The credit agreement expires June 30, 2018. At June 30, 2017, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%. No amount was outstanding on the line of credit at June 30, 2017. This line of credit matures December 31, 2017.

Net cash provided by operating activities was $26.4 million and $54.4 million in fiscal years 2017 and 2016, respectively. The Company had net income of $23.8 million that included $9.0 million in non-cash charges which were offset by cash utilized for operating assets and liabilities of $6.4 million in fiscal year 2017. Non-cash charges included depreciation of $7.9 million. In fiscal year 2016, the Company had net income of $24.2 million that included $9.6 million in non-cash charges including depreciation of $7.6 million and cash provided by changes in operating assets and liabilities of $20.6 million.

Net cash used in investing activities was $29.7 million and $4.7 million in fiscal years 2017 and 2016, respectively. In fiscal year 2017, the Company had net purchases of investments of $18.1 million and capital expenditures of $13.5 million. In fiscal year 2016, the Company made capital expenditures of $7.4 million partially offset by $2.8 million of proceeds from life insurance policies.

Net cash used in financing activities was $4.6 million in fiscal year 2017 which included dividend payments of $6.1 million, which was partially offset by excess stock benefits of $1.5 million and proceeds from issuance of common stock of $1.1 million. Net cash used in financing activities was $14.2 million in fiscal year 2016 which included repayments of current notes payable of $11.9 million and dividend payments of $5.5 million. These amounts were offset by excess tax benefit from stock-based payment arrangements of $1.8 million and proceeds from issuance of common stock of $1.6 million.

Management believes that the Company has adequate cash and cash equivalents, investments, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2018. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

At June 30, 2017, the Company had no debt obligations and therefore, had no interest payments related to debt. The following table summarizes the Company’s contractual obligations at June 30, 2017 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$14,290	$3,853	$7,002	$3,435	$—

At June 30, 2017, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. The Company has excluded the uncertain tax positions from the above table as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

See Note 6 to the consolidated financial statements of this Annual Report on Form 10-K.

Outlook

During fiscal year 2018, the Company expects to have moderate revenue growth, tempered by an intentional sales decrease to certain Contract customers. The Company is focused on improving product delivery and driving efficiencies in operations.

Through June 30, 2017, “Property, plant & equipment, net” in the consolidated balance sheets includes $12.9 million for business information software and development. The Company has completed the design phase of the project and has progressed to the third of four testing cycles. Following successful testing, the Company will enter the training and readiness phase of the project for associates, customers and suppliers. Once this phase indicates readiness, the business information system will be implemented. The Company anticipates this work will be completed during the fiscal year ending June 30, 2018. During fiscal year 2018, the Company anticipates spending $5 million for capital expenditures and incurring $2 million of SG&A expenses related to the business information system project. Once completed, the business information system will be amortized over an average of 4 years.

During fiscal year 2018, the Company expects to spend $7 million in operating capital expenditures. During the next two fiscal years, the Company plans to invest $25 million in a new manufacturing facility in Dubuque, Iowa. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During fiscal years 2017, 2016, and 2015, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2017, the Company did not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Flexsteel Industries, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

August 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2017 of the Company and our report dated August 22, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

August 22, 2017

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,
	2017	2016
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,874	$36,780
Investments	17,958	—
Trade receivables - less allowances: 2017, $1,200; 2016, $1,300	42,362	44,618
Inventories	99,397	85,904
Other	6,659	9,141
Total current assets	195,250	176,443
NONCURRENT ASSETS:
Property, plant and equipment, net	70,661	64,124
Deferred income taxes	1,740	3,660
Other assets	2,394	2,669
TOTAL	$270,045	$246,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$16,758	$11,023
Accrued liabilities:
Payroll and related items	6,255	6,986
Insurance	5,423	5,252
Other	8,759	10,096
Total current liabilities	37,195	33,357
LONG-TERM LIABILITIES:
Other liabilities	2,090	3,889
Total liabilities	39,285	37,246
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2017, 7,822,080 shares; 2016, 7,700,149 shares	7,822	7,700
Additional paid-in capital	26,186	23,259
Retained earnings	198,465	180,919
Accumulated other comprehensive loss	(1,713)	(2,228)
Total shareholders’ equity	230,760	209,650
TOTAL	$270,045	$246,896

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2017	2016	2015
Net sales	$468,764	$500,106	$466,904
Cost of goods sold	(360,113)	(386,407)	(357,044)
Gross margin	108,651	113,699	109,860
Selling, general and administrative	(72,562)	(77,911)	(75,688)
Litigation settlement reimbursements	1,175	2,280	250
Operating income	37,264	38,068	34,422
Other income (expense):
Other income (expense)	322	(72)	1,267
Interest expense	—	(69)	(130)
Total	322	(141)	1,137
Income before income taxes	37,586	37,927	35,559
Income tax provision	(13,800)	(13,690)	(13,260)
Net income	$23,786	$24,237	$22,299
Weighted average number of common shares outstanding:
Basic	7,782	7,595	7,423
Diluted	7,886	7,765	7,708
Earnings per share of common stock:
Basic	$3.06	$3.19	$3.00
Diluted	$3.02	$3.12	$2.89

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2017	2016	2015
Net income	$23,786	$24,237	$22,299
Other comprehensive income (loss):
Unrealized (losses) gains on securities	(87)	741	162
Reclassification of realized gains (losses) on securities to other income	145	(535)	(400)
Unrealized gains (losses) on securities before taxes	58	206	(238)
Income tax (expense) benefit related to securities gains (losses)	(22)	(78)	91
Net unrealized gains (losses) on securities	36	128	(147)

Minimum pension liability	771	(999)	(537)
Income tax (expense) benefit related to minimum pension liability	(292)	379	204
Net minimum pension asset (liability)	479	(620)	(333)

Other comprehensive gain (loss), net of tax	515	(492)	(480)

Comprehensive income	$24,301	$23,745	$21,819

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2014	$7,371	$15,386	$145,234	$(1,256)	$166,735
Issuance of common stock:
Stock options exercised, net	83	707	—	—	790
Unrealized loss on available for sale investments, net of tax	—	—	—	(147)	(147)
Long-term incentive compensation	26	1,310	—	—	1,336
Stock-based compensation	—	607	—	—	607
Excess tax benefit from stock-based payment arrangements	—	817	—	—	817
Minimum pension liability adjustment, net of tax	—	—	—	(333)	(333)
Cash dividends declared	—	—	(5,357)	—	(5,357)
Net income	—	—	22,299	—	22,299
Balance at June 30, 2015	$7,480	$18,827	$162,176	$(1,736)	$186,747
Issuance of common stock:
Stock options exercised, net	184	1,407	—	—	1,591
Unrealized loss on available for sale investments, net of tax	—	—	—	128	128
Long-term incentive compensation	27	858	—	—	885
Stock-based compensation	9	406	—	—	415
Excess tax benefit from stock-based payment arrangements	—	1,761	—	—	1,761
Minimum pension liability adjustment, net of tax	—	—	—	(620)	(620)
Cash dividends declared	—	—	(5,494)	—	(5,494)
Net income	—	—	24,237	—	24,237
Balance at June 30, 2016	$7,700	$23,259	$180,919	$(2,228)	$209,650
Issuance of common stock:
Stock options exercised, net	79	999	—	—	1,078
Unrealized loss on available for sale investments, net of tax	—	—	—	36	36
Long-term incentive compensation	35	(213)	—	—	(178)
Stock-based compensation	8	647	—	—	655
Excess tax benefit from stock-based payment arrangements	—	1,494	—	—	1,494
Minimum pension liability adjustment, net of tax	—	—	—	479	479
Cash dividends declared	—	—	(6,240)	—	(6,240)
Net income	—	—	23,786	—	23,786
Balance at June 30, 2017	$7,822	$26,186	$198,465	$(1,713)	$230,760

Cash dividends declared per common share were $0.80, $0.72 and $0.72 for fiscal years ended June 30, 2017, 2016 and 2015, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$23,786	$24,237	$22,299
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,936	7,556	4,945
Deferred income taxes	1,606	2,731	605
Stock-based compensation expense	1,609	1,470	1,943
Excess tax benefit from stock-based payment arrangements	(1,494)	(1,761)	(817)
Change in provision for losses on accounts receivable	(100)	(100)	30
Other non-cash, net	—	—	(28)
Gain on disposition of capital assets	(512)	(34)	(119)
Gain on life insurance policies	—	(346)	(745)
Changes in operating assets and liabilities:
Trade receivables	2,356	584	(6,596)
Inventories	(13,492)	27,938	(15,902)
Other current assets	1,036	(1,962)	(3,882)
Other assets	450	59	(1,024)
Accounts payable - trade	4,028	(6,877)	2,083
Accrued liabilities	477	2,052	201
Other long-term liabilities	(1,298)	(1,180)	276
Net cash provided by operating activities	26,388	54,367	3,269
INVESTING ACTIVITIES:
Purchases of investments	(30,537)	(3,100)	(1,955)
Proceeds from sales of investments	12,474	2,900	1,611
Proceeds from sale of capital assets	1,848	76	155
Proceeds from life insurance policies	—	2,814	5,053
Capital expenditures	(13,457)	(7,382)	(37,423)
Net cash used in investing activities	(29,672)	(4,692)	(32,559)
FINANCING ACTIVITIES:
Dividends paid	(6,062)	(5,455)	(5,115)
Proceeds from issuance of common stock	1,078	1,591	790
Shares issued to employees, net of shares withheld	(1,132)	(170)	—
Excess tax benefit from share-based payment	1,494	1,761	817
(Repayments of) proceeds from short-term notes payable, net	—	(11,904)	11,904
Net cash (used in) provided by financing activities	(4,622)	(14,177)	8,396
(Decrease) increase in cash and cash equivalents	(7,906)	35,498	(20,894)
Cash and cash equivalents at beginning of period	36,780	1,282	22,176
Cash and cash equivalents at end of period	$28,874	$36,780	$1,282

	FOR THE YEARS ENDED JUNE 30,
	2017	2016	2015
SUPPLEMENTAL INFORMATION
Income taxes paid, net	$9,780	$10,140	$13,920
Capital expenditures in accounts payable	$1,740	$430	$130

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION – the consolidated financial statements include the accounts of Flexsteel Industries, Inc. and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation. The Company’s consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with GAAP in the United States of America.

USE OF ESTIMATES – the preparation of consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Ultimate results could differ from those estimates.

FAIR VALUE – the Company’s cash and cash equivalents, investments, accounts receivable, other current assets, accounts payable, notes payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. GAAP on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

INVESTMENTS - during fiscal year 2017, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss.” As of June 30, 2017, the fair market value and book value of the investments are $18.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

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

INVENTORIES – are stated at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method.

PROPERTY, PLANT AND EQUIPMENT – is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal years 2017, 2016 and 2015.

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

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $7.3 million, $7.5 million and $6.9 million in fiscal years 2017, 2016 and 2015, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $3.7 million, $4.2 million and $4.1 million in fiscal years 2017, 2016 and 2015, respectively.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $150,000 per plan year. For workers’ compensation the Company retains the first $450,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within “Accrued liabilities – insurance” on the consolidated balance sheets.

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

EARNINGS PER SHARE (EPS) – basic earnings per share (EPS) of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period.

In computing EPS for the fiscal years 2017, 2016 and 2015, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2017	2016	2015

Basic shares	7,782	7,595	7,423
Potential common shares:
Stock options	86	120	255
Long-term incentive plan	18	50	30
	104	170	285

Diluted shares	7,886	7,765	7,708

Anti-dilutive shares	—	26	—

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. See Note 8 Stock-Based Compensation.

SEGMENT REPORTING – the Company operates in one reportable segment, furniture products. The Company’s operations involve the distribution of manufactured and imported furniture for residential and contract markets. The Company’s furniture products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales.

ACCOUNTING DEVELOPMENTS – In July 2015, the FASB issued Inventory, Topic 330: Simplifying the Measurement of Inventory (ASU 2015-11), which affects inventory balances measured using the first-in, first-out (FIFO) or average cost methods. ASU 2015-11 requires entities to measure most inventories at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company elected to early adopt ASU 2015-11 on June 30, 2017, on a prospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, was originally to be effective for the Company beginning in fiscal year 2018. In July 2015, the FASB confirmed a one year deferral of the effective date of the new revenue standard which also allows early adoption as of the original effective date. The updated guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	June 30,
	2017	2016
Raw materials	$15,043	$12,893
Work in process and finished parts	7,047	5,810
Finished goods	77,307	67,201
Total	$99,397	$85,904

3.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2017	2016
Land		$6,987	$7,279
Buildings and improvements	5-39	70,741	72,900
Machinery and equipment	3-7	33,441	34,015
Delivery equipment	3-5	20,866	21,979
Furniture and fixtures	3-7	4,474	4,509
Computer software and hardware	3-10	18,903	6,370
Total		155,412	147,052
Less accumulated depreciation		(84,751)	(82,928)
Net		$70,661	$64,124

The Company owns a 69,000 square foot facility in Riverside, California that is held for sale as it does not have sufficient square footage to meet the needs of the business. The sale of the building is expected to take place in early fiscal year 2018. The net book value of the facility is $4.3 million as of June 30, 2017.

4.	OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2017	2016
Cash value of life insurance	$989	$965
Other	1,405	1,704
Total	$2,394	$2,669

5.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2017	2016
Advertising	$3,883	$4,068
Dividends	1,564	1,386
Warranty	1,080	1,070
Other	2,232	3,572
Total	$8,759	$10,096

6.	CREDIT ARRANGEMENTS

The Company entered into an unsecured credit agreement on June 30, 2017, that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.22% at June 30, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2017 totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of June 30, 2017. The credit agreement expires June 30, 2018. At June 30, 2017, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $10.0 million line of credit, with interest at prime minus 2% (2.25% at June 30, 2017). No amount was outstanding on the line of credit at June 30, 2017. This line of credit matures December 31, 2017.

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

(in thousands)	June 30,
	2017	2016
Gross unrecognized tax benefits	$320	$610
Accrued interest and penalties	130	250
Gross liabilities related to unrecognized tax benefits	$450	$860
Deferred tax assets	$130	$250

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2017	2016	2015
Balance at July 1	$610	$1,580	$1,290
Additions based on tax positions related to the current year	130	45	390
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(420)	(1,015)	(100)
Balance at June 30	$320	$610	$1,580

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision is as follows for the years ended June 30:

(in thousands)	2017	2016	2015
Federal – current	$11,015	$9,343	$11,725
State and other – current	1,179	1,616	930
Deferred	1,606	2,731	605
Total	$13,800	$13,690	$13,260

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	2.7	3.8	2.6
Other	(1.0)	(2.7)	(0.3)
Effective tax rate	36.7%	36.1%	37.3%

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2017	2016
Accounts receivable	$460	$490
Inventory	(50)	500
Self-insurance	560	660
Payroll and related	1,690	3,120
Accrued liabilities	1,240	1,100
Property, plant and equipment	(2,850)	(3,080)
Investment tax credit	1,930	1,990
Valuation allowance	(1,390)	(1,380)
Other	150	260
Total	$1,740	$3,660

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2013–2016 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which we are subject.

8.    STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of June 30, 2017, 61,969 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2014 – June 30, 2017 (2015-2017), July 1, 2015 – June 30, 2018 (2016-2018) and July 1, 2016 – June 30, 2019 (2017-2019). The Committee also selected total shareholder return as a performance goal for the executive officers for the three year performance period July 1, 2016 – June 30, 2019 (2017-2019). Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

The Company recorded plan expenses of $0.9 million, $1.1 million and $1.1 million for fiscal years ended June 30, 2017, 2016 and 2015, respectively. If the target performance goals for 2015-2017, 2016-2018 and 2017-2019 would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $0.9 million, $1.0 million and $1.1 million, respectively.

The aggregate number of shares that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)
Performance Period	Minimum	Target	Maximum
Fiscal Year 2015 – 2017	11	28	55
Fiscal Year 2016 – 2018	9	23	45
Fiscal Year 2017 – 2019	11	27	52

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

25

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

For fiscal years 2017, 2016 and 2015, the Company issued options for 24,317, 25,868, and 48,600 common shares at a weighted average exercise price of $47.45, $43.09 and $31.48 (the fair market value on the date of grant), respectively. The options were immediately available for exercise. For fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded expense of $0.3 million, $0.2 million and $0.4 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2017, 2016 and 2015, respectively, under this plan; dividend yield of 1.5%, 1.6% and 2.0%; expected volatility of 30.8%, 26.0% and 29.9%; risk-free interest rate of 1.2%, 1.6% and 1.6%; and an expected life of 5 years. The expected volatility and expected life are determined based on historical data. The weighted-average grant date fair value of stock options granted during fiscal years 2017, 2016 and 2015 were $11.76, $9.20 and $7.33, respectively. The cash proceeds from stock options exercised were $0.7 million, $0.1 million and $0.1 million for fiscal years ended 2017, 2016 and 2015, respectively. There was no income tax benefit related to the exercise of stock options for fiscal years ended June 30, 2017, 2016 and 2015.

Under the plan, the Company issued 6,997 and 6,208 restricted shares to non-executive directors as compensation and recorded expense of $0.4 million and $0.3 million during fiscal years ended June 30, 2017 and 2016, respectively.

At June 30, 2017, 537,762 shares were available for future grants.

2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. No additional options can be granted under the 2006 and 2009 stock option plans. There were no options granted and no expense was recorded under these plans during the fiscal years ended June 30, 2017, 2016 and 2015.

The cash proceeds from stock options exercised were $0.4 million, $1.5 million and $1.6 million for fiscal years ended 2017, 2016 and 2015, respectively. The income tax benefit related to the exercise of stock options were $0.6 million, $1.6 million and $0.4 million for fiscal years ended 2017, 2016 and 2015, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2017, 2016 and 2015 and the changes during the years then ended is presented below:

			Aggregate
	Shares	Weighted Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Outstanding and exercisable at June 30, 2015	457	$17.02	$11,916
Granted	26	43.09
Exercised	(207)	12.68
Canceled	(6)	22.32
Outstanding and exercisable at June 30, 2016	270	$22.85	$4,638
Granted	24	47.45
Exercised	(98)	20.57
Canceled	(9)	20.51
Outstanding and exercisable at June 30, 2017	187	$27.21	$5,039

26

The following table summarizes information for options outstanding and exercisable at June 30, 2017:

	Options	Weighted Average
Range of Prices	Outstanding (in thousands)	Remaining Life (Years)	Exercise Price
$6.96 – 13.90	38	2.4	$12.13
17.23 – 19.77	34	4.5	18.54
20.50 – 27.57	40	6.1	25.72
31.06 – 32.13	33	7.4	31.60
43.09 – 47.45	42	8.7	45.52
$6.96 – 47.45	187	5.9	$27.21

9.     BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total retirement plan expense was $2.3 million, $1.8 million and $2.0 million in fiscal years 2017, 2016 and 2015, respectively. The amounts include $0.8 million, $0.5 million and $0.5 million in fiscal years 2017, 2016 and 2015, for the Company’s matching contribution to retirement savings plans.

Multi-employer Pension Plans

The Company contributes to three multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

●         Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

●         If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be shared by the remaining participating employers.

●         If a participating employer chooses to stop participating in some of its multi-employer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the annual period ended June 30, 2017, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan’s year-end at December 31, 2016 and 2015, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2017	2016	Plan Status	2017	2016	2015	Imposed	Agreement	in Plan

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$166	$200	$248	No	03/31/2018	9

Steelworkers Pension Trust	23-6648508	Green	Green	No	308	347	364	No	11/04/2017	171

Central Pension Fund	36-6052390	Green	Green	No	6	6	7	No	02/15/2023	3
					$480	$553	$619

27

The estimated cumulative cost to exit the Company’s multi-employer plans was approximately $12.3 million on June 30, 2017.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 379 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2017 and 2016, the Company recorded an accrued benefit liability related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other long-term liabilities of $0.2 million and $1.6 million, respectively. The accumulated benefit obligation was $8.5 million and $8.9 million at fiscal years ended June 30, 2017 and 2016, respectively. The Company recorded expense of $0.2 million, $0.1 million and $0.1 million during fiscal years 2017, 2016 and 2015, respectively, related to the plan.

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2017	2016	2015
Pension and other post-retirement benefit adjustments, net of tax (1)	$(1,725)	$(2,203)	$(1,584)
Available-for-sale securities, net of tax (2)	12	(25)	(152)
Total accumulated other comprehensive loss	$(1,713)	$(2,228)	$(1,736)

(1)	The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $1.1 million, $1.4 million and $1.0 million at June 30, 2017, 2016 and 2015, respectively.

(2)	The tax effect on the available-for-sale securities is a tax benefit of $0.0 million, $0.0 million and $0.1 million at June 30, 2017, 2016 and 2015, respectively.

11.  LITIGATION

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company received $1.2 million, $2.3 million and $0.3 million during the fiscal years ended June 30, 2017, 2016 and 2015, respectively, for recovery of litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the consolidated statements of income.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company recorded $0.3 million, $0.6 million and $0.6 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

During the fiscal years ended June 30, 2017, 2016 and 2015, the Company received approximately $1.2 million, $0.8 million and $0.2 million from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses.

The recovery of litigation settlement and defense costs from insurance carriers is complete.

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. Based on extensive sampling investigation performed on behalf of the Company, the Company believes that the source of the ground water contamination is upgradient of the site formerly owned by the Company. The Company continues to believe that it did not cause or contribute to the contamination. Accordingly, the Company has not recorded a liability in the consolidated balance sheets.

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

28

12.	COMMITMENTS AND CONTINGENCIES

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $4.6 million, $4.9 million and $3.8 million in fiscal years 2017, 2016 and 2015, respectively.

Expected future minimum commitments under operating leases as of June 30, 2017 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2018	3,853
2019	3,868
2020	3,134
2021	2,444
2022	991
Thereafter	—
$14,290

13.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2017:
Net sales	$112,050	$118,530	$120,750	$117,434
Gross margin	26,630	26,748	28,446	26,827
Litigation settlement reimbursements	—	—	1,175	—
Net income	4,752	5,389	7,624	6,021
Earnings per share:
Basic	$0.62	$0.69	$0.98	$0.77
Diluted	$0.61	$0.68	$0.96	$0.76

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2016:
Net sales	$126,531	$125,410	$125,401	$122,764
Gross margin	27,869	27,684	28,716	29,430
Litigation settlement reimbursements	—	250	2,030	—
Net income (1)	5,763	5,366	6,944	6,164
Earnings per share:
Basic	$0.77	$0.71	$0.91	$0.80
Diluted	$0.75	$0.69	$0.89	$0.79

(1)	The quarter ended June 30, 2016, reflects a change in the measurement of uncertain tax positions of $1.0 million (before tax).

14.	SUBSEQUENT EVENTS

As of August 22, 2017, there were no subsequent events.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2017.

Changes in internal control over financial reporting – During the fiscal quarter ended June 30, 2017, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. We performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of June 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2017. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Company’s 2017 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nominating Matters,” “Corporate Governance – Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the Company’s 2017 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2017 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections “Corporate Governance – Board of Directors” and “Corporate Governance – Related Party Transaction Policy” in the Company’s 2017 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2017 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)	Schedules

The following financial statement schedules for the years ended June 30, 2017, 2016 and 2015 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2017, 2016 and 2015

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Accounts Receivable Allowances:
2017	1,300	70	(170)	1,200
2016	1,400	(10)	(90)	1,300
2015	1,370	72	(42)	1,400

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibits

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).

10.1	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.2	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.3	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

10.4	Flexsteel Industries, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities and Exchange Commission on October 31, 2006). *

10.5	Flexsteel Industries, Inc. 2007 Long-Term Management Compensation Plan (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Commission on November 1, 2007). *

10.6	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *

10.7	Restricted Stock Unit Award Agreement for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on August 20, 2012). *

10.8	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.9	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.10	Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.11	Form of Notification of Award for non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.12	Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.13	Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.14	Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.15	Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.16	Purchase and Sale Agreement dated August 8, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 14, 2014).

10.17	Completion of Acquisition of Assets dated September 26, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 1, 2014).

10.18	Credit Agreement dated June 30, 2016 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2016).

10.19	Development Agreement dated June 5, 2017 between Flexsteel Industries, Inc. and The City of Dubuque, Iowa. Redevelopment Project Agreement dated May 15, 2017 between Flexsteel Industries, Inc., The City of Dubuque, Iowa and Dubuque Initiatives. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 12, 2017).

10.20	Revolving Line of Credit Note dated June 30, 2017 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 30, 2017).

10.21	First Amendment to Credit Agreement dated June 30, 2017 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 30, 2017).

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification. Filed herewith.

31.2	Certification. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 22, 2017		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 22, 2017	/S/ Eric S. Rangen
Eric S. Rangen
Chair of the Board of Directors

Date:	August 22, 2017	/S/ Karel K. Czanderna
Karel K. Czanderna
Director

Date:	August 22, 2017	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	August 22, 2017	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 22, 2017	/S/ Michael J. Edwards
Michael J. Edwards
Director

Date:	August 22, 2017	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	August 22, 2017	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	August 22, 2017	/S/ Nancy E. Uridil
Nancy E. Uridil
Director