Form 10-Q
period 2017-09-30
FLEXSTEEL INDUSTRIES INC
filed 2017-10-25
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common Stock - $1.00 Par Value

Shares Outstanding as of October 9, 2017	7,845,269

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,446	$28,874
Investments	13,962	17,958
Trade receivables – less allowances:
September 30, 2017, $1,125; June 30, 2017, $1,200	45,814	42,362
Inventories	104,223	99,397
Other	9,335	6,659
Total current assets	206,780	195,250
NON-CURRENT ASSETS:
Property, plant and equipment, net	69,919	70,661
Deferred income taxes	840	1,740
Other assets	2,434	2,394
TOTAL	$279,973	$270,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$18,674	$16,758
Accrued liabilities:
Payroll and related items	5,146	6,255
Insurance	5,802	5,423
Other	12,980	8,759
Total current liabilities	42,602	37,195
LONG-TERM LIABILITIES:
Other liabilities	2,268	2,090
Total liabilities	44,870	39,285

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2017, 7,845,239 shares; outstanding June 30, 2017, 7,822,080 shares	7,845	7,822
Additional paid-in capital	26,046	26,186
Retained earnings	202,919	198,465
Accumulated other comprehensive loss	(1,707)	(1,713)
Total shareholders’ equity	235,103	230,760
TOTAL	$279,973	$270,045

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
Net sales	$119,834	$112,050
Cost of goods sold	(93,694)	(85,420)
Gross margin	26,140	26,630
Selling, general and administrative	(18,236)	(18,926)
Gain on sale of facility	1,835	—
Operating income	9,739	7,704
Other income	141	48
Income before income taxes	9,880	7,752
Income tax provision	(3,700)	(3,000)
Net income	$6,180	$4,752

Weighted average number of common shares outstanding:
Basic	7,830	7,725
Diluted	7,937	7,838

Earnings per share of common stock:
Basic	$0.79	$0.62
Diluted	$0.78	$0.61

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended
	September 30,
	2017	2016
Net income	$6,180	$4,752
Other comprehensive income:
Unrealized (loss) gain on securities	(25)	61
Reclassification of realized gains on securities to other income	35	20
Other comprehensive income before taxes	10	81

Income tax expense related to securities gain	(4)	(31)
Other comprehensive gain, net of tax	6	50

Comprehensive income	$6,186	$4,802

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$6,180	$4,752
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,847	2,032
Deferred income taxes	896	699
Stock-based compensation expense	353	639
Excess tax benefit from share-based payments	—	(1,034)
Change in provision for losses on accounts receivable	(75)	(100)
Gain on disposition of capital assets	(1,842)	(63)
Changes in operating assets and liabilities:
Trade receivables	(3,377)	1,884
Inventories	(4,826)	(794)
Other current assets	(436)	1,247
Other assets	—	(133)
Accounts payable – trade	1,576	2,307
Accrued liabilities	1,089	346
Other long-term liabilities	147	(548)
Net cash provided by operating activities	1,532	11,234

INVESTING ACTIVITIES:
Purchases of investments	(8,022)	(790)
Proceeds from sales of investments	12,020	768
Proceeds from sale of capital assets	6,152	63
Capital expenditures	(5,075)	(4,491)
Net cash provided by (used in) investing activities	5,075	(4,450)

FINANCING ACTIVITIES:
Dividends paid	(1,565)	(1,386)
Proceeds from issuance of common stock	3	588
Shares issued to employees, net of shares withheld	(473)	(1,132)
Excess tax benefit from share-based payment	—	1,034
Net cash used in financing activities	(2,035)	(896)

Increase in cash and cash equivalents	4,572	5,888
Cash and cash equivalents at beginning of period	28,874	36,780
Cash and cash equivalents at end of period	$33,446	$42,668

SUPPLEMENTAL INFORMATION
(Amounts in thousands)

	Three Months Ended
	September 30,
	2017	2016
Income taxes paid (refunded), net	$115	$(1,224)
Capital expenditures in accounts payable	2,080	2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the quarter ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	September 30, 2017	June 30, 2017
Raw materials	$13,940	$15,043
Work in process and finished parts	7,399	7,047
Finished goods	82,884	77,307
Total	$104,223	$99,397

3.	FAIR VALUE MEASUREMENTS

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

During the quarter ended September 30, 2017, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of September 30, 2017, the fair market value and book value of the investments are $14.0 million. As of June 30, 2017, the fair market value and book value of the investments were $18.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.23% at September 30, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2017, totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of September 30, 2017. The credit agreement expires June 30, 2018. At September 30, 2017, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.25% at September 30, 2017). No amount was outstanding on the line of credit at September 30, 2017. This line of credit matures December 31, 2017.

5.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of September 30, 2017, 92,508 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2015 – June 30, 2018 (2016-2018), July 1, 2016 – June 30, 2019 (2017-2019) and July 1, 2017 – June 30, 2020 (2018-2020). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019 and 2018-2020. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the quarter ended September 30, 2017, the Company recorded no plan expense. During the quarter ended September 30, 2016, the Company recorded plan expense of $0.2 million. If the target performance goals for 2016-2018, 2017-2019 and 2018-2020 plans would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $1.0 million, $1.1 million and $0.8 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the plan, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarters ended September 30, 2017 and 2016, the Company issued options for 21,439 and 24,317 common shares and recorded expense of $0.2 million and $0.3 million related to stock option grants, respectively.

Under the plan, the Company issued 1,863 and 1,778 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended September 30, 2017 and 2016, respectively.

At September 30, 2017, 513,644 shares were available for future grants under the plan.

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

A summary of the status of the Company’s stock plans as of September 30, 2017, June 30, 2017 and 2016 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2016	270	$22.85	$4,638
Granted	24	47.45
Exercised	(98)	20.57
Canceled	(9)	20.51
Outstanding and exercisable at June 30, 2017	187	27.21	5,039
Granted	21	45.21
Exercised	—	—
Canceled	(5)	39.53
Outstanding and exercisable at September 30, 2017	203	$28.77	$4,457

The following table summarizes information for options outstanding and exercisable at September 30, 2017:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.96 – 13.90	38	2.1	$12.13
17.23 – 19.77	34	4.2	18.54
20.50 – 27.57	39	5.8	25.69
31.06 – 32.13	32	7.2	31.62
43.09 – 47.45	60	8.9	45.42
$6.96 – 47.45	203	6.0	$28.77

In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. During the quarter ended September 30, 2017, the Company adopted ASU 2016-09. Excess tax benefits from share-based compensation are included within net income and accrued liabilities as part of operating activities in the statement of cash flows and are no longer included as a financing activity. This change is applied prospectively. The standard allows for an accounting policy election to account for forfeitures as an estimate or to account for forfeitures as they occur. The Company elected to continue estimating the number of awards expected to be forfeited and adjust the estimate on an ongoing basis.

For the quarter ended September 30, 2017, the Company recognized net tax benefits related to share-based compensation awards of $0.1 million as a reduction of income tax expense in the consolidated statements of income. The impact of this change for the prior year quarter ended September 30, 2016 would have been a reduction of income tax expense of $1.0 million. Prior to adoption, these items were recorded in additional paid-in capital in the consolidated balance sheets.

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

In computing EPS for the quarters ended September 30, 2017 and 2016, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended September 30,
(in thousands)	2017	2016
Basic shares	7,830	7,725
Potential common shares:
Stock options	89	111
Long-term incentive plan	16	—
Non-vested shares	2	2
	107	113
Diluted shares	7,937	7,838
Anti-dilutive shares	—	24

Cash dividends declared per common share were $0.22 and $0.20 for the quarters ended September 30, 2017 and 2016, respectively.

7.	LITIGATION

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. Based on extensive sampling investigation performed on behalf of the Company, the Company believes that the source of the ground water contamination is upgradient of the site formerly owned by the Company. The Company continues to believe that it did not cause or contribute to the contamination. On October 12, 2017, the Company, after consultation with its insurance carriers, offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter.

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

As of October 23, 2017, there were no subsequent events other than the item disclosed in Footnote 7.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2017 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarters ended September 30, 2017 and 2016. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2017	2016
Net sales	100.0%	100.0%
Cost of goods sold	(78.2)	(76.2)
Gross margin	21.8	23.8
Selling, general and administrative	(15.2)	(16.9)
Gain on sale of facility	1.6	—
Operating income	8.2	6.9
Other income, net	0.1	—
Income before income taxes	8.3	6.9
Income tax provision	(3.1)	(2.7)
Net income	5.2%	4.2%

Results of Operations for the Quarter Ended September 30, 2017 vs. 2016

The following table compares net sales for the quarter ended September 30, (in millions):

	2017	2016	$ Change	% Change
Residential	$101.8	$93.7	$8.1	8.6%
Contract	18.0	18.4	(0.4)	-2.2%
Total	$119.8	$112.1	$7.7	6.9%

Net sales were $119.8 million for the quarter ended September 30, 2017, compared to $112.1 million in the prior year quarter, an increase of 6.9%. Higher residential net sales are primarily due to increased sales volume. Lower contract net sales are primarily due to changes in product mix.

Gross margin as a percent of net sales for the quarter ended September 30, 2017 was 21.8%, compared to 23.8% for the prior year quarter. The decrease in gross margin as a percentage of net sales is primarily due to increased raw material costs partially offset by improved absorption of fixed costs on higher net sales.

Selling, general and administrative (SG&A) expenses were 15.2% of net sales in the current year quarter, compared to 16.9% of net sales in the prior year quarter. The current year quarter includes improved fixed cost leverage. The prior year quarter included expenses for enhancement of consumer brand experience at retail.

During the quarter ended September 30, 2017, the Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million. On an after-tax basis, the gain represents $1.1 million or $0.14 per share.

The effective income tax rate was 37.5% and 38.7% for the quarter ended September 30, 2017 and 2016, respectively.

The above factors resulted in net income of $6.2 million or $0.78 per share for the quarter ended September 30, 2017, compared to $4.8 million or $0.61 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2017 was $164.2 million compared to $158.1 million at June 30, 2017. Primary changes in working capital include increases of $4.8 million in inventory, $3.5 million in accounts receivable and $1.9 million in accounts payable. Accounts receivable increased due to increased sales volume. Inventory increased to improve stocking positions.

For the quarter ended September 30, 2017, capital expenditures were $5.1 million including $3.2 million invested to upgrade the business information system. During the quarter ended September 30, 2017, dividend payments increased to $1.6 million from $1.4 during the prior year period.

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.23% at September 30, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2017 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2018.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.25% at September 30, 2017). No amount was outstanding on the line of credit at September 30, 2017. This line of credit matures December 31, 2017. It is the Company’s intention to renew this credit facility during the quarter ended December 31, 2017.

Net cash provided by operating activities of $1.5 million for the quarter ended September 30, 2017 was comprised primarily of net income of $6.2 million, depreciation of $1.8 million, and increases in inventory of $4.8 million, accounts receivable of $3.4 million and accounts payable of $1.6 million. Net cash provided by operating activities for the quarter ended September 30, 2016 was $11.2 million.

Net cash provided by investing activities was $5.1 million for the quarter ended September 30, 2017 compared to net cash used in investing activities of $4.5 million for the quarter ended September 30, 2016. Capital expenditures were $5.1 million and $4.5 million during the quarters ended September 30, 2017 and 2016, respectively.

Net cash used in financing activities was $2.0 million in the quarter ended September 30, 2017 primarily due to dividends paid of $1.6 million. Net cash used in financing activities was $0.9 million for the quarter ended September 30, 2016 primarily due to dividends paid of $1.4 million offset by $0.6 million from the issuance of common stock.

Capital expenditures are estimated to be $21 million for the remainder of fiscal 2018. Management believes that the Company has adequate cash and cash equivalents, investments, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2018. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of September 30, 2017, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2017.

Outlook

During the remainder of fiscal year 2018, the Company expects moderate revenue growth including an intentional sales decrease to certain contract customers. The Company expects to see continuing raw material cost increases into calendar year 2018. The Company is focused on gross margin improvements through targeted sales price increases, improving product delivery and driving efficiencies in operations.

For the balance of the fiscal year, the Company expects to capitalize $3 million related to business information system software and development, $12 million for the construction of a manufacturing facility and $6 million for operations. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During the quarters ended September 30, 2017 and 2016, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2017, the Company did not have any debt outstanding.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2017.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2017, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 25, 2017	By:	/S/ Timothy E. Hall
Timothy E. Hall
Chief Financial Officer
(Principal Financial & Accounting Officer)