Form 10-Q
period 2017-12-31
FLEXSTEEL INDUSTRIES INC
filed 2018-01-30
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of January 25, 2018	7,852,420

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	December 31,	June 30,
	2017	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,579	$28,874
Investments	19,943	17,958
Trade receivables – less allowances:
December 31, 2017, $1,125; June 30, 2017, $1,200	47,451	42,362
Inventories	110,224	99,397
Other	7,050	6,659
Total current assets	202,247	195,250
NON-CURRENT ASSETS:
Property, plant and equipment, net	75,657	70,661
Deferred income taxes	1,025	1,740
Other assets	2,526	2,394
TOTAL	$281,455	$270,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$18,427	$16,758
Accrued liabilities:
Payroll and related items	5,627	6,255
Insurance	5,882	5,423
Other	9,416	8,759
Total current liabilities	39,352	37,195
LONG-TERM LIABILITIES:
Other liabilities	2,308	2,090
Total liabilities	41,660	39,285

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding December 31, 2017, 7,850,820 shares; outstanding June 30, 2017, 7,822,080 shares	7,851	7,822
Additional paid-in capital	26,249	26,186
Retained earnings	207,413	198,465
Accumulated other comprehensive loss	(1,718)	(1,713)
Total shareholders’ equity	239,795	230,760
TOTAL	$281,455	$270,045

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net sales	$129,392	$118,530	$249,226	$230,580
Cost of goods sold	(101,990)	(91,782)	(195,684)	(177,202)
Gross margin	27,402	26,748	53,542	53,378
Selling, general and administrative	(19,679)	(18,332)	(37,915)	(37,258)
Gain on sale of facility	—	—	1,835	—
Operating income	7,723	8,416	17,462	16,120
Other income	158	103	299	151
Income before income taxes	7,881	8,519	17,761	16,271
Income tax provision	(1,660)	(3,130)	(5,360)	(6,130)
Net income	$6,221	$5,389	$12,401	$10,141

Weighted average number of common shares outstanding:
Basic	7,847	7,779	7,839	7,752
Diluted	7,937	7,906	7,931	7,865

Earnings per share of common stock:
Basic	$0.79	$0.69	$1.58	$1.31
Diluted	$0.78	$0.68	$1.56	$1.29

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net income	$6,221	$5,389	$12,401	$10,141
Other comprehensive (loss) income:
Unrealized (loss) gain on securities	(59)	(105)	(84)	(44)
Reclassification of realized gain (loss) on securities to other income	40	84	75	104
Other comprehensive (loss) income before taxes	(19)	(21)	(9)	60
Income tax benefit (expense) related to securities gain (loss)	8	8	4	(23)
Other comprehensive (loss) gain, net of tax	(11)	(13)	(5)	37
Comprehensive income	$6,210	$5,376	$12,396	$10,178

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$12,401	$10,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,633	4,058
Deferred income taxes	720	617
Stock-based compensation expense	592	925
Excess tax benefit from share-based payments	—	(1,182)
Change in provision for losses on accounts receivable	(75)	(40)
Gain on disposition of capital assets	(1,794)	(143)
Changes in operating assets and liabilities:
Trade receivables	(5,014)	604
Inventories	(10,827)	(10,379)
Other current assets	(391)	1,063
Other assets	—	(73)
Accounts payable – trade	1,584	6,676
Accrued liabilities	325	437
Other long-term liabilities	146	(585)
Net cash provided by operating activities	1,300	12,119

INVESTING ACTIVITIES:
Purchases of investments	(20,099)	(1,699)
Proceeds from sales of investments	18,045	1,600
Proceeds from sale of capital assets	6,152	143
Capital expenditures	(12,902)	(6,005)
Net cash used in investing activities	(8,804)	(5,961)

FINANCING ACTIVITIES:
Dividends paid	(3,290)	(2,941)
Proceeds from issuance of common stock	51	770
Shares issued to employees, net of shares withheld	(552)	(1,132)
Excess tax benefit from share-based payment	—	1,182
Net cash used in financing activities	(3,791)	(2,121)

(Decrease) increase in cash and cash equivalents	(11,295)	4,037
Cash and cash equivalents at beginning of period	28,874	36,780
Cash and cash equivalents at end of period	$17,579	$40,817

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Six Months Ended
	December 31,
	2017	2016
Income taxes paid, net	$5,050	$2,440
Capital expenditures in accounts payable	1,826	2,388

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2017

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	December 31, 2017	June 30, 2017
Raw materials	$15,151	$15,043
Work in process and finished parts	7,652	7,047
Finished goods	87,421	77,307
Total	$110,224	$99,397

3.	FAIR VALUE MEASUREMENTS

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

The Company purchases available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of December 31, 2017, the fair market value and book value of the investments were $19.9 million. As of June 30, 2017, the fair market value and book value of the investments were $18.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.56% at December 31, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2017, totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of December 31, 2017. The credit agreement expires June 30, 2018. At December 31, 2017, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.50% at December 31, 2017). No amount was outstanding on the line of credit at December 31, 2017. This line of credit matures December 31, 2018.

5.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”), was enacted, which, among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company remeasured its deferred tax assets and liabilities and adjusted its estimated annual federal income tax rate to incorporate the lower corporate tax rate into the tax provision for the current quarter ended December 31, 2017.

During the quarter ended December 31, 2017, the Company applied the newly enacted corporate federal income tax rate, resulting in a reduction of approximately $1.3 million of the income tax provision, which is reflected in the Company’s consolidated statements of income. The revaluation of deferred tax assets and liabilities at the lower enacted corporate tax rate resulted in an immaterial change of income tax expense. The change represents a discrete item for purposes of income tax accounting. The final impact of the Tax Reform may differ due to changes in interpretations, assumptions made by the Company and the issuance of additional guidance.

6.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plan

The Long-Term Incentive Compensation Plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of December 31, 2017, 92,508 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2015 – June 30, 2018 (2016-2018), July 1, 2016 – June 30, 2019 (2017-2019) and July 1, 2017 – June 30, 2020 (2018-2020). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019 and 2018-2020. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the quarter and six months ended December 31, 2017, the Company recorded no plan expense. During the quarter and six months ended December 31, 2016, the Company recorded plan expense of $0.2 million and $0.4 million, respectively. If the target performance goals for 2016-2018, 2017-2019 and 2018-2020 plans would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $1.0 million, $0.9 million and $0.8 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the plan, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarters ended December 31, 2017 and 2016, no expense was recorded related to this plan. During the six months ended December 31, 2017 and 2016, the Company issued options for 21,439 and 24,317 common shares and recorded expense of $0.2 million and $0.3 million related to stock option grants, respectively.

Under the plan, the Company issued 1,701 and 1,783 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended December 31, 2017 and 2016, respectively. The Company issued 3,564 and 3,561 shares to non-executive directors as compensation and recorded expense of $0.2 million during the six months ended December 31, 2017 and 2016, respectively.

At December 31, 2017, 511,843 shares were available for future grants under the plan.

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

A summary of the status of the Company’s stock plans as of December 31, 2017, June 30, 2017 and 2016 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2016	270	$22.85	$4,638
Granted	24	47.45
Exercised	(98)	20.57
Canceled	(9)	20.51
Outstanding and exercisable at June 30, 2017	187	27.21	5,039
Granted	21	45.21
Exercised	(4)	12.89
Canceled	(16)	21.26
Outstanding and exercisable at December 31, 2017	188	$30.07	$3,159

The following table summarizes information for options outstanding and exercisable at December 31, 2017:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.96 – 13.90	23	3.2	$11.89
17.23 – 19.77	34	4.0	18.54
20.50 – 27.57	39	5.6	25.69
31.06 – 32.13	32	6.9	31.62
43.09 – 47.45	60	8.7	45.42
$6.96 – 47.45	188	6.2	$30.07

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

For the quarter ended December 31, 2017, the Company recognized net tax benefits related to share-based compensation awards of $0.1 million in income tax expense in the consolidated statements of income. The impact of this change for the quarter ended December 31, 2016 would have been a reduction of income tax expense of $0.2 million.

For the six months ended December 31, 2017, the Company recognized net tax benefits related to share-based compensation awards of $0.2 million as a reduction of income tax expense in the consolidated statements of income. The impact of this change for the six months ended December 31, 2016 would have been a reduction of income tax expense of $1.2 million.

Prior to adoption, these items were recorded in “Additional paid-in capital” in the consolidated balance sheets.

7.	EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the Long-Term Incentive Compensation Plan and non-vested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the Long-Term Incentive Compensation Plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal period were the end of the contingency period.

In computing EPS for the quarters ended December 31, 2017 and 2016, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2017	2016	2017	2016
Basic shares	7,847	7,779	7,839	7,752
Potential common shares:
Stock options	73	113	75	106
Long-term incentive plan	14	12	15	5
Non-vested shares	3	2	2	2
	90	127	92	113
Diluted shares	7,937	7,906	7,931	7,865
Anti-dilutive shares	—	—	—	—

Cash dividends declared per common share were $0.22 and $0.20 for the quarters ended December 31, 2017 and 2016, respectively. Cash dividends declared per common share were $0.44 and $0.40 for the six months ended December 31, 2017 and 2016, respectively.

8.	LITIGATION

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. On October 12, 2017, the Company, after consultation with its insurance carriers, offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter. On November 6, 2017, the settlement offer extended on October 12, 2017 was rejected. As of the filing of this Form 10-Q, no agreement has been reached. As a result, the current liability and current asset recorded in the September 30, 2017 financial statements is no longer recorded. Based on extensive sampling investigation performed on behalf of the Company, the Company believes that the source of the ground water contamination is upgradient of the site formerly owned by the Company. The Company continues to believe that it did not cause or contribute to the contamination.

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

9.	SUBSEQUENT EVENTS

As of January 26, 2018, there were no subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarters ended December 31, 2017 and 2016. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(78.8)	(77.4)	(78.5)	(76.9)
Gross margin	21.2	22.6	21.5	23.1
Selling, general and administrative	(15.2)	(15.5)	(15.2)	(16.1)
Gain on sale of facility	—	—	0.7	—
Operating income	6.0	7.1	7.0	7.0
Other (expense) income, net	0.1	—	0.1	0.1
Income before income taxes	6.1	7.1	7.1	7.1
Income tax provision	(1.3)	(2.6)	(2.1)	(2.7)
Net income	4.8%	4.5%	5.0%	4.4%

Results of Operations for the Quarter Ended December 31, 2017 vs. 2016

The following table compares net sales for the quarter ended December 31, (in millions):

	2017	2016	$ Change	% Change
Residential	$110.8	$100.5	$10.3	10.2%
Contract	18.6	18.0	0.6	3.3%
Total	$129.4	$118.5	$10.9	9.2%

Net sales were $129.4 million for the quarter ended December 31, 2017, compared to $118.5 million in the prior year quarter, an increase of 9.2%. Higher residential net sales are primarily due to increased sales volume and to a lesser extent new customers. Higher contract net sales are primarily due to increased volume offset by the previously disclosed intentional decrease in sales to certain customers.

Gross margin as a percent of net sales for the quarter ended December 31, 2017 was 21.2%, compared to 22.6% for the prior year quarter. The decrease in gross margin as a percentage of net sales is primarily due to increased labor and raw material costs partially offset by volume leverage on fixed costs.

Selling, general and administrative (SG&A) expenses were 15.2% of net sales in the current year quarter, compared to 15.5% of net sales in the prior year quarter. The current year quarter includes improved fixed cost leverage.

The effective income tax rate was 21.1% and 36.7% for the quarter ended December 31, 2017 and 2016, respectively. The current quarter rates were positively impacted by the passage of the Tax Reform resulting in a $0.16 per share increase in net income. Beginning in fiscal year 2019, the Company expects the effective tax rate to be between 25% and 27%.

The above factors resulted in net income of $6.2 million or $0.78 per share for the quarter ended December 31, 2017, compared to $5.3 million or $0.68 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2017 vs. 2016

The following table compares net sales for the six months ended December 31, (in millions):

	2017	2016	$ Change	% Change
Residential	$212.6	$194.2	$18.4	9.5%
Contract	36.6	36.4	0.2	0.5%
Total	$249.2	$230.6	$18.6	8.1%

Net sales were $249.2 million for the six months ended December 31, 2017, compared to $230.6 million in the prior year six-month period, an increase of 8.1%. Higher residential net sales are primarily due to increased volume and to a lesser extent new customers. Higher contract net sales are primarily due to increased volume offset by the previously disclosed intentional decrease in sales to certain customers.

Gross margin as a percent of net sales for the six months ended December 31, 2017 was 21.5%, compared to 23.1% for the prior year six months. The decrease in gross margin as a percentage of net sales is primarily due to increased labor and raw material costs partially offset by volume leverage on fixed costs.

Selling, general and administrative (SG&A) expenses were 15.2% of net sales in the current year six-month period, compared to 16.1% of net sales in the prior year six-month period. The current year six-month period is primarily due to improved fixed cost leverage.

During the current fiscal year, the Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million. On an after-tax basis, the gain represents $1.3 million or $0.16 per share.

The effective income tax rate was 30.2% and 37.7% for the six months ended December 31, 2017 and 2016, respectively. The current year rates were positively impacted by the passage of the Tax Reform resulting in a $0.16 per share increase in net income. Beginning in fiscal year 2019, the Company expects the effective tax rate to be between 25% and 27%.

The above factors resulted in net income of $12.4 million or $1.56 per share for the six months ended December 31, 2017, compared to $10.1 million or $1.29 per share in the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2017 was $162.9 million compared to $158.1 million at June 30, 2017. Primary changes in working capital include increases of $10.8 million in inventory, $5.1 million in accounts receivable, $2.0 million in investments and $1.7 million in accounts payable and decreases in cash and cash equivalents of $11.3 million. Accounts receivable increased due to increased sales volume. Inventory increased to improve service levels.

For the six months ended December 31, 2017, capital expenditures were $12.9 million including $6.8 million invested to upgrade the business information system and $3.7 million for the construction of a new manufacturing facility. For the six months ended December 31, 2016, the Company paid $6.0 million for capital expenditures including $4.6 million invested to upgrade the business information system. Dividend payments were $3.3 million during the six months ended December 31, 2017, compared to $2.9 million during the prior year period.

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.56% at December 31, 2017), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2017 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2018.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.50% at December 31, 2017). No amount was outstanding on the line of credit at December 31, 2017. This line of credit matures December 31, 2018.

Net cash provided by operating activities of $1.3 million for the six months ended December 31, 2017 was comprised primarily of net income of $12.4 million, depreciation of $3.6 million, and increases in inventory of $10.8 million, accounts receivable of $5.0 million and accounts payable of $1.6 million. Net cash provided by operating activities for the six months ended December 31, 2016 was $12.1 million.

Net cash used in investing activities was $8.8 million for the six months ended December 31, 2017 compared to net cash used in investing activities of $6.0 million for the six months ended December 31, 2016. Capital expenditures were $12.9 million and $6.0 million during the six months ended December 31, 2017 and 2016, respectively.

Net cash used in financing activities was $3.8 million for the six months ended December 31, 2017 primarily due to dividends paid of $3.3 million. Net cash used in financing activities was $2.1 million for the six months ended December 31, 2016 primarily due to dividends paid of $2.9 million.

Capital expenditures are estimated to be $14 million for the remainder of fiscal 2018. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of December 31, 2017, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2017.

Outlook

During the remainder of fiscal year 2018, the Company expects high single digit revenue growth including the previously disclosed intentional decrease in sales to certain contract customers. The Company expects continued inflationary pressure on certain raw materials and moderating labor cost increases. The Company is focused on gross margin expansion through targeted sales price increases, enhanced service levels and driving operational efficiencies.

For the balance of the fiscal year, the Company expects to capitalize $2 million related to business information system software and development, $10 million for the construction of a manufacturing facility and $2 million for operations. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

The Company remains committed to its core strategies, which include providing a wide range of quality product offerings and price points to the residential and contract markets, combined with a conservative approach to business. The Company will maintain its focus on a strong balance sheet through emphasis on cash flow and increasing profitability. The Company believes these core strategies are in the best interest of its shareholders.

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

Foreign Currency Risk – During the three and six months ended December 31, 2017 and 2016, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2017, the Company did not have any debt outstanding.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2017.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2017, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	January 30, 2018	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
(Principal Financial & Accounting Officer)