Form 10-Q
period 2018-03-31
FLEXSTEEL INDUSTRIES INC
filed 2018-05-02
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 18, 2018	7,854,903

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31,	June 30,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,606	$28,874
Investments	17,960	17,958
Trade receivables – less allowances:
March 31, 2018, $1,090; June 30, 2017, $1,200	45,292	42,362
Inventories	106,195	99,397
Other	7,718	6,659
Total current assets	200,771	195,250
NON-CURRENT ASSETS:
Property, plant and equipment, net	82,084	70,661
Deferred income taxes	1,875	1,740
Other assets	2,008	2,394
TOTAL	$286,738	$270,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$17,367	$16,758
Accrued liabilities:
Payroll and related items	6,437	6,255
Insurance	5,771	5,423
Other	13,833	8,759
Total current liabilities	43,408	37,195
LONG-TERM LIABILITIES:
Other liabilities	1,860	2,090
Total liabilities	45,268	39,285

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2018, 7,854,596 shares; outstanding June 30, 2017, 7,822,080 shares	7,855	7,822
Additional paid-in capital	26,587	26,186
Retained earnings	208,764	198,465
Accumulated other comprehensive loss	(1,736)	(1,713)
Total shareholders’ equity	241,470	230,760
TOTAL	$286,738	$270,045

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	$126,861	$120,750	$376,087	$351,330
Cost of goods sold	(99,229)	(92,304)	(294,913)	(269,506)
Gross margin	27,632	28,446	81,174	81,824
Selling, general and administrative	(19,681)	(17,588)	(57,596)	(54,846)
Environmental remediation	(3,600)	—	(3,600)	—
Litigation settlement reimbursements	—	1,175	—	1,175
Gain on sale of facility	—	—	1,835	—
Operating income	4,351	12,033	21,813	28,153
Other income	158	101	457	252
Income before income taxes	4,509	12,134	22,270	28,405
Income tax provision	(1,430)	(4,510)	(6,790)	(10,640)
Net income	$3,079	$7,624	$15,480	$17,765

Weighted average number of common shares outstanding:
Basic	7,853	7,804	7,844	7,770
Diluted	7,930	7,922	7,929	7,872

Earnings per share of common stock:
Basic	$0.39	$0.98	$1.97	$2.29
Diluted	$0.39	$0.96	$1.95	$2.26

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net income	$3,079	$7,624	$15,480	$17,765
Other comprehensive (loss) income:
Unrealized (loss) gain on securities	(62)	3	(146)	(41)
Reclassification of realized gain on securities to other income	38	8	113	112
Other comprehensive (loss) income before taxes	(24)	11	(33)	71
Income tax benefit (expense) related to securities (loss) gain	6	(4)	11	(27)
Other comprehensive (loss) gain, net of tax	(18)	7	(22)	44
Comprehensive income	$3,061	$7,631	$15,458	$17,809

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$15,480	$17,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,398	6,038
Deferred income taxes	(124)	953
Stock-based compensation expense	909	1,364
Excess tax benefit from share-based payments	—	(1,401)
Change in provision for losses on accounts receivable	(110)	—
Gain on disposition of capital assets	(1,794)	(147)
Changes in operating assets and liabilities:
Trade receivables	(2,820)	974
Inventories	(6,799)	(6,794)
Other current assets	(547)	(712)
Other assets	14	464
Accounts payable – trade	(420)	3,882
Accrued liabilities	4,915	1,856
Other long-term liabilities	187	(554)
Net cash provided by operating activities	14,289	23,688

INVESTING ACTIVITIES:
Purchases of investments	(30,196)	(12,580)
Proceeds from sales of investments	30,129	2,485
Proceeds from sale of capital assets	6,152	147
Capital expenditures	(20,149)	(9,764)
Net cash used in investing activities	(14,064)	(19,712)

FINANCING ACTIVITIES:
Dividends paid	(5,018)	(4,499)
Proceeds from issuance of common stock	77	1,071
Shares issued to employees, net of shares withheld	(552)	(1,131)
Excess tax benefit from share-based payment	—	1,401
Net cash used in financing activities	(5,493)	(3,158)

(Decrease) increase in cash and cash equivalents	(5,268)	818
Cash and cash equivalents at beginning of period	28,874	36,780
Cash and cash equivalents at end of period	$23,606	$37,598

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2018	2017
Income taxes paid, net	$5,190	$5,795
Capital expenditures in accounts payable	2,770	1,133

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2018

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wood furniture products in the United States. Product offerings include a wide variety of upholstered and wood furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. The Company’s products are intended for use in home, office, hotel, healthcare and other contract applications. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through the Company’s sales force and various independent representatives.

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	March 31, 2018	June 30, 2017
Raw materials	$14,352	$15,043
Work in process and finished parts	7,546	7,047
Finished goods	84,297	77,307
Total	$106,195	$99,397

3.	FAIR VALUE MEASUREMENTS

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

The Company purchases available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of March 31, 2018 and June 30, 2017, the fair market value and book value of the investments were $18.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.88% at March 31, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2018, totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of March 31, 2018. The credit agreement expires June 30, 2018. At March 31, 2018, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.75% at March 31, 2018). No amount was outstanding on the line of credit at March 31, 2018. This line of credit matures December 31, 2018.

5.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”), was enacted, which, among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company remeasured its deferred tax assets and liabilities and adjusted its estimated annual federal income tax rate to incorporate the lower corporate tax rate into the tax provision for the quarter ended December 31, 2017.

During the three and nine months ended March 31, 2018, the Company applied the newly enacted corporate federal income tax rate, resulting in a reduction of approximately $0.3 million and $1.6 million, respectively, of the income tax provision, which is reflected in the Company’s consolidated statements of income. The final impact of the Tax Reform may differ due to changes in interpretations, assumptions made by the Company and the issuance of additional guidance.

6.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plan

The Long-Term Incentive Compensation Plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of March 31, 2018, 92,508 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2015 – June 30, 2018 (2016-2018), July 1, 2016 – June 30, 2019 (2017-2019) and July 1, 2017 – June 30, 2020 (2018-2020). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019 and 2018-2020. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the three and nine months ended March 31, 2018, the Company recorded $0.2 million in plan expense. During the three and nine months ended March 31, 2017, the Company recorded plan expense of $0.3 million and $0.7 million, respectively. If the target performance goals for 2016-2018, 2017-2019 and 2018-2020 plans would be achieved, the total amount of compensation cost recognized over each requisite performance periods would be $1.0 million.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the plan, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarters ended March 31, 2018 and 2017, no expense was recorded related to this plan. During the nine months ended March 31, 2018 and 2017, the Company issued options for 21,439 and 24,317 common shares and recorded expense of $0.2 million and $0.3 million related to stock option grants, respectively.

Under the plan, the Company issued 2,176 and 1,729 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended March 31, 2018 and 2017, respectively. The Company issued 5,740 and 5,290 shares to non-executive directors as compensation and recorded expense of $0.3 million during the nine months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, 509,667 shares were available for future grants under the plan.

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

A summary of the status of the Company’s stock plans as of March 31, 2018, June 30, 2017 and 2016 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2016	270	$22.85	$4,638
Granted	24	47.45
Exercised	(98)	20.57
Canceled	(9)	20.51
Outstanding and exercisable at June 30, 2017	187	27.21	5,039
Granted	21	45.21
Exercised	(5)	13.84
Canceled	(16)	21.26
Outstanding and exercisable at March 31, 2018	187	$30.19	$2,105

The following table summarizes information for options outstanding and exercisable at March 31, 2018:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.96 – 13.90	22	2.9	$11.80
17.23 – 19.77	34	3.7	18.51
20.50 – 27.57	39	5.3	25.69
31.06 – 32.13	32	6.7	31.62
43.09 – 47.45	60	8.5	45.42
$6.96 – 47.45	187	6.0	$30.19

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

For the quarter ended March 31, 2018, the Company recognized no net tax benefits related to share-based compensation awards in income tax expense in the consolidated statements of income. The impact of this change for the quarter ended March 31, 2017 would have been a reduction of income tax expense of $0.2 million.

For the nine months ended March 31, 2018, the Company recognized net tax benefits related to share-based compensation awards of $0.1 million as a reduction of income tax expense in the consolidated statements of income. The impact of this change for the nine months ended March 31, 2017 would have been a reduction of income tax expense of $1.4 million.

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

In computing EPS for the three and nine months ended March 31, 2018 and 2017, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2018	2017	2018	2017
Basic shares	7,853	7,804	7,844	7,770
Potential common shares:
Stock options	57	95	67	90
Long-term incentive plan	15	21	15	10
Non-vested shares	5	2	3	2
	77	118	85	102
Diluted shares	7,930	7,922	7,929	7,872
Anti-dilutive shares	61	—	22	—

Cash dividends declared per common share were $0.22 and $0.20 for the quarters ended March 31, 2018 and 2017, respectively. Cash dividends declared per common share were $0.66 and $0.60 for the nine months ended March 31, 2018 and 2017, respectively.

8.	LITIGATION

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site (the “Lane Street Site”) located in Elkhart, Indiana from the United States Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. On October 12, 2017, the Company, after consultation with its insurance carriers, offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter. On November 6, 2017, the settlement offer extended on October 12, 2017 was rejected.

On April 25, 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the "Order") against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order shall be effective May 29, 2018. To ensure completion of the remediation work, the EPA requires the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. The Company maintains its position that it did not cause nor contribute to the contamination. However, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30), the Company has accrued and reflected $3.6 million in the financial results for the quarter ended March 31, 2018. The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

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

As of May 2, 2018, there were no subsequent events other than the item disclosed in Footnote 8.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2018 and 2017. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(78.2)	(76.4)	(78.4)	(76.7)
Gross margin	21.8	23.6	21.6	23.3
Selling, general and administrative	(15.5)	(14.6)	(15.3)	(15.6)
Environmental remediation	(2.9)	—	(1.0)	—
Litigation settlement reimbursements	—	1.0	—	0.3
Gain on sale of facility	—	—	0.5	—
Operating income	3.4	10.0	5.8	8.0
Other income, net	0.1	—	0.1	0.1
Income before income taxes	3.5	10.0	5.9	8.1
Income tax provision	(1.1)	(3.7)	(1.8)	(3.0)
Net income	2.4%	6.3%	4.1%	5.1%

Results of Operations for the Quarter Ended March 31, 2018 vs. 2017

The following table compares net sales for the quarter ended March 31, (in millions):

	2018	2017	$ Change	% Change
Residential	$105.3	$102.6	$2.7	2.6%
Contract	21.6	18.2	3.4	18.7%
Total	$126.9	$120.8	$6.1	5.0%

Net sales were $126.9 million for the quarter ended March 31, 2018, compared to $120.8 million in the prior year quarter, an increase of 5.0%. For the quarter, higher residential net sales are primarily due to new customers and to a lesser extent sales price increases offset by volume decreases in ready to assemble furniture. Higher contract net sales are primarily due to increased volume offset by the previously disclosed intentional decrease in sales to certain customers.

Gross margin as a percent of net sales for the quarter ended March 31, 2018 was 21.8%, compared to 23.6% for the prior year quarter. The decrease in gross margin as a percentage of net sales is primarily due to inflationary pressures including labor, raw material and delivery costs partially offset by volume leverage on fixed costs. The current quarter also includes $0.6 million or 0.5% of net sales for anticipated costs related to a voluntary field replacement of a dual USB control in certain power reclining furniture styles.

Selling, general and administrative (SG&A) expenses were 15.5% of net sales in the current year quarter, compared to 14.6% of net sales in the prior year quarter. The prior year quarter included $2.3 million offset to expense related to the Indiana litigation cost reimbursement, with $1.1 million or 0.9% of net sales reported in “Selling, general & administrative” and $1.2 million or $0.09 per share reported in “Litigation settlement reimbursements.”

 For the quarter ended March 31, 2018, the Company accrued $3.6 million, or $0.31 per share on an after-tax basis, for remediation costs of the Lane Street Groundwater Superfund Site (the “Lane Street Site”) as per the EPA Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) issued April 25, 2018 under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C §9606(a).  The Company maintains that it did not cause nor contribute to the contamination and continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

The effective income tax rate was 31.7% and 37.2% for the quarter ended March 31, 2018 and 2017, respectively. The current quarter rates were positively impacted by the passage of the Tax Reform resulting in a $0.03 per share increase in net income.

The above factors resulted in net income of $3.1 million or $0.39 per share for the quarter ended March 31, 2018, compared to $7.6 million or $0.96 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2018 vs. 2017

The following table compares net sales for the nine months ended March 31, (in millions):

	2018	2017	$ Change	% Change
Residential	$317.9	$296.8	$21.1	7.1%
Contract	58.2	54.5	3.7	6.8%
Total	$376.1	$351.3	$24.8	7.1%

Net sales were $376.1 million for the nine months ended March 31, 2018, compared to $351.3 million in the prior year nine-month period, an increase of 7.1%. For the nine months, higher residential net sales are due to increased sales volume and to a lesser extent new customers. Higher contract net sales are primarily due to increased volume offset by the previously disclosed intentional decrease in sales to certain customers.

Gross margin as a percent of net sales for the nine months ended March 31, 2018 was 21.6%, compared to 23.3% for the prior year nine months. The decrease in gross margin as a percentage of net sales is primarily due to inflationary pressures including labor, raw material and delivery costs partially offset by volume leverage on fixed costs. The current year also includes $0.6 million or 0.2% of net sales for anticipated costs related to a voluntary field replacement of a dual USB control in certain power reclining furniture styles.

For the nine months ended March 31, 2018, SG&A expenses decreased to 15.3% compared to 15.6% in the prior year period primarily due to improved fixed cost leverage. The current fiscal year also includes $0.6 million or 0.2% of net sales related to the business information system testing, training and readiness. The nine months ended March 31, 2017 included $2.1 million offset to expense related to the Indiana litigation, with $0.9 million or 0.2% of net sales reported in “Selling, general & administrative,” and $1.2 million or $0.09 per share reported in “Litigation settlement reimbursements.”

For the nine months ended March 31, 2018, the Company accrued $3.6 million, or $0.32 per share on an after-tax basis, for remediation costs of the Lane Street Groundwater Superfund Site (the “Lane Street Site”) as per the EPA Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) issued April 25, 2018 under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C §9606(a).  The Company maintains that it did not cause nor contribute to the contamination and continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

As reported earlier in this fiscal year, the Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million. The after-tax basis reported in “Gain on sale of facility” is $1.3 million or $0.16 per share.

The effective income tax rate was 30.5% and 37.5% for the nine months ended March 31, 2018 and 2017, respectively. The current year rates were positively impacted by the passage of the Tax Reform resulting in a $0.20 per share increase in net income. Beginning in fiscal year 2019, the Company expects an effective tax rate range of 25% to 27%.

The above factors resulted in net income of $15.5 million or $1.95 per share for the nine months ended March 31, 2018, compared to $17.8 million or $2.26 per share in the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2018 was $157.4 million compared to $158.1 million at June 30, 2017. Primary changes in working capital include increases of $6.8 million in inventory, $5.1 million in other current liabilities and $2.9 million in accounts receivable off set by decreases in cash and cash equivalents of $5.3 million. Accounts receivable increased due to increased sales volume. Inventory increased to improve service levels.

For the nine months ended March 31, 2018, capital expenditures were $20.1 million including $9.6 million invested to upgrade the business information system and $7.7 million for the construction of a new manufacturing facility. For the nine months ended March 31, 2017, the Company paid $9.8 million for capital expenditures including $7.7 million invested to upgrade the business information system. Dividend payments were $5.0 million during the nine months ended March 31, 2018, compared to $4.5 million during the prior year period.

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.88% at March 31, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2018 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2018.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (2.75% at March 31, 2018). No amount was outstanding on the line of credit at March 31, 2018. This line of credit matures December 31, 2018.

Net cash provided by operating activities of $14.3 million for the nine months ended March 31, 2018 was comprised primarily of net income of $15.5 million, depreciation of $5.4 million, offset by increases in inventory of $6.8 million, other current liabilities of $4.9 million and accounts receivable of $2.8 million. Net cash provided by operating activities for the nine months ended March 31, 2017 was $23.7 million.

Net cash used in investing activities was $14.1 million for the nine months ended March 31, 2018 compared to net cash used in investing activities of $19.7 million for the nine months ended March 31, 2017. Capital expenditures were $20.1 million and $9.8 million during the nine months ended March 31, 2018 and 2017, respectively.

Net cash used in financing activities was $5.5 million for the nine months ended March 31, 2018 primarily due to dividends paid of $5.0 million. Net cash used in financing activities was $3.2 million for the nine months ended March 31, 2017 primarily due to dividends paid of $4.5 million.

Capital expenditures are estimated to be $10 million for the remainder of fiscal 2018. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of March 31, 2018, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2017.

Outlook

The Company expects the fourth fiscal quarter net sales to be similar to the prior year fourth quarter. The Company expects continued inflationary pressure on certain raw materials and moderating labor cost increases. The Company is focused on gross margin expansion through targeted sales price increases, enhanced service levels and driving operational efficiencies.

During the current fiscal year, the Company completed deployment one testing, training and readiness cycles for the business information system. During the readiness phase, the Company determined that multiple deployments would best ensure effective implementation. The Company entered the stabilization phase of deployment one in April 2018. The Company expects completion of the business information system implementation during the first half of fiscal year 2019.

For the balance of the fiscal year, the Company expects capital expenditures of $3 million related to business information system software and development, $6 million for the construction of a manufacturing facility and $1 million for operations. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During the nine months ended March 31, 2018 and 2017, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2018, the Company did not have any debt outstanding.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2018.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2018, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, product recalls, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.	Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 other than the item disclosed in Footnote 8.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	May 2, 2018	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
(Principal Financial & Accounting Officer)