Form 10-K
period 2018-06-30
FLEXSTEEL INDUSTRIES INC
filed 2018-09-06
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ☑  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2018

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

None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one). Large accelerated filer ☐ Accelerated filer  ☑   Non-accelerated filer  ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2017 (which was the last business day of the registrant’s most recently completed second quarter) was $297,116,387.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,872,150 Common Shares ($1 par value) as of August 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2018 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) incorporated in 1929 is celebrating its 125th anniversary of the Company’s founding in 1893. Flexsteel Industries, Inc. is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, hotel, healthcare, recreational vehicle, marine and office, the Company distributes its furniture throughout the United States & Canada through the Company’s sales force and various independent representatives.

In April 2018, Flexsteel Industries, Inc. merged its wholly owned subsidiary, DMI Furniture, Inc. into the parent company. In June 2018, the DMI Management, Inc. subsidiary was dissolved. The Company expects to reduce administrative and compliance expenses with these corporate structure changes.

The Company operates in one reportable segment, furniture products. The Company’s furniture products business involves the distribution of manufactured and imported products consisting of a broad line of upholstered and wooden furniture for residential and contract markets. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2018	2017	2016
Residential	$413,664	$396,099	$420,884
Contract	75,516	72,665	79,222
	$489,180	$468,764	$500,106

Manufacturing and Offshore Sourcing

The Company operates manufacturing facilities located in Arkansas, California, Georgia, Iowa, Mississippi and Juarez, Mexico. These manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

The Company integrates manufactured products with finished products acquired from offshore suppliers who can meet quality specifications and scheduling requirements. The Company will continue to pursue and refine this blended strategy, offering customers manufactured goods, products manufactured utilizing imported component parts, and ready-to-deliver imported products. This blended focus on products allows the Company to provide a wide range of price points, styles and product categories to satisfy customer requirements.

Competition

The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominates the market. The Company competes in markets with a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than the Company. The Company’s products compete based on style, quality, price, delivery, service and durability. The Company believes its patented, guaranteed-for-life Blue Steel Spring, manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, delivery, service, value and experienced production, sales, marketing and management teams, are some of its competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company makes minimal export sales. At June 30, 2018, the Company had approximately 100 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of purchased products. The Company leases and operates a 225,000 square foot production facility in Juarez, Mexico utilizing contracted labor. The Company also leases a 39,000 square foot bonded warehouse in Binh Duong, Vietnam to facilitate efficient consolidation and shipment to its U.S. warehouses and customers.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2018	June 30, 2017	June 30, 2016
$53,700	$55,000	$46,700

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

Trademarks and Patents

The Company owns the American and Canadian improvement patents to its Flexsteel guaranteed-for-life Blue Steel Spring – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products which are due to expire on dates ranging from 2019-2035.

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

Fiscal Year Ended June 30,	Expenditures
2018	$3,910
2017	$3,700
2016	$4,170

Employees

The Company had 1,530 employees as of June 30, 2018, including 180 employees that are covered by collective bargaining agreements. Management believes it has good relations with employees.

Website and Available Information

The Company’s website is located at www.flexsteel.com. Information on the website does not constitute part of this Annual Report on Form 10-K.

A copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”), other SEC reports filed or furnished and its Guidelines for Business Conduct are available, without charge, on the Company’s website at www.flexsteel.com or by writing to the Office of the Secretary, Flexsteel Industries, Inc., P. O. Box 877, Dubuque, IA 52004-0877.

Executive Officers

The executive officers of the Company, their ages, positions (in each case as of August 10, 2018), and the year they were first elected or appointed an officer of the registrant, are as follows:

Name (age)	Position (date first became officer)
Karel K. Czanderna (62)	President & Chief Executive Officer (2012)
Marcus D. Hamilton (44)	Chief Financial Officer, Secretary & Treasurer (2018)
Steven K. Hall (48)	Senior Vice President Global Supply Chain (2014)
Richard J. Stanley (46)	Senior Vice President Contract Group & Home Styles (2014)

Item 1A.	Risk Factors

The Company is subject to a variety of risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Annual Report on Form 10-K. Should any of these risks actually materialize, the Company’s business, financial condition, and future prospects could be negatively impacted. There may be additional factors that are presently unknown to the Company or that the Company currently believes to be immaterial that could affect its business.

Business information systems could be impacted by disruptions and security breaches.

The Company employs information technology systems to support global business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with operations, compromise information belonging to the Company and its customers and suppliers and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain areas of its businesses that is subject to privacy and security laws, regulations and customer-imposed controls. While security breaches and other disruptions to the Company’s information technology networks and infrastructure could happen, none have occurred to date that have had a material impact to the Company. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

The implementation of a new business information system could disrupt the business.

The Company completed the first of two deployments of its new business information system, SAP S/4 HANA in fiscal fourth quarter of 2018 retiring one of the Company’s legacy systems. The second deployment is expected during fiscal year 2020. Once fully implemented, SAP S/4 HANA will enable the Company to better meet market conditions, customer requirements and increase operating efficiency.

An ineffective implementation of the new business information system may result in the following:

●	Disruption of the Company’s domestic and international supply chain;
●	Inability to fill customer orders accurately and on a timely basis;
●	Inability to process payments to suppliers and vendors;
●	Negative impact on financials;
●	Inability to fulfill federal, state and local tax filing requirements in a timely and accurate matter; and
●	Increased demands of management and associates to the detriment of other corporate initiatives.

Future success depends on the Company’s ability to manage its global supply chain.

The Company acquires raw materials, component parts and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within the Company’s supply chain is subject to delays in delivery, availability, quality, pricing, and changes in international trade policies including tariffs. The delivery of goods from these suppliers may be delayed by customs, labor issues, changes in political, economic and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery and availability of these products could adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability and its cash flow.

Competition from U.S. and foreign finished product manufacturers may adversely affect the business, operating results or financial condition.

The furniture industry is very competitive and fragmented. The Company competes with U.S. and foreign manufacturers and distributors. As a result, the Company may not be able to maintain or raise the prices of its products in response to competitive pressures or increasing costs. Also, due to the large number of competitors and their wide range of product offerings, the Company may not be able to significantly differentiate its products (through styling, finish and other construction techniques) from those of its competitors. As a result, the Company is continually subject to the risk of losing market share, which may lower its sales and earnings.

Future costs of complying with various laws and regulations may adversely impact future operating results.

The Company’s business is subject to various laws and regulations which could have a significant impact on operations and the cost to comply with such laws and regulations could adversely impact the Company’s financial position, results of operations and cash flows. In addition, inadvertently failing to comply with such laws and regulations could produce negative consequences which could adversely impact the Company’s operations.

The Company’s participation in multi-employer pension plans may have exposures under those plans that could extend beyond what its obligations would be with respect to its employees.

The Company participates in, and makes periodic contributions to, three multi-employer pension plans that cover union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to the Company, the present value of actuarially accrued liabilities in one of the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of the Company’s participation, it could experience greater volatility in the overall pension funding obligations. The Company’s obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 9 to the consolidated financial statements.

Future results may be affected by various legal proceedings and compliance risk, including those involving product liability, environmental, or other matters.

The Company faces the risk of exposure to product liability claims in the event the use of any of its products results in personal injury or property damage. In the event any of the Company’s products prove to be defective, it may be required to recall or redesign such products. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. The Company could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on the business, operating results and financial condition. See Note 11 to the consolidated financial statements.

The Company’s success depends on its ability to recruit and retain key employees and highly-skilled workers in a competitive labor market.

If the Company is not successful in recruiting and retaining key employees and highly-skilled workers or experiences the unexpected loss of those employees, the operations may be negatively impacted.

Failure to anticipate or respond to changes in consumer or designer tastes and fashions in a timely manner could adversely affect the Company’s business and decrease sales and earnings.

Furniture is a styled product and is subject to rapidly changing consumer and end-user trends and tastes and is highly fashion oriented. If the Company is not able to acquire sufficient fabric variety or if the Company is unable to predict or respond to changes in fashion trends, it may lose sales and have to sell excess inventory at reduced prices.

The Company’s products are considered deferrable purchases for consumers during economic downturns. Prolonged negative economic conditions could impact the business.

Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishings and contract products. These events could impact retailers, offices, hospitality, recreational vehicle seating and healthcare businesses resulting in an impact on the Company’s business. A recovery in the Company’s sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of home furnishings and contract products purchases.

Terms of collective bargaining agreements and labor disruptions could adversely impact results of operations.

Terms of collective bargaining agreements that prevent the Company from competing effectively could adversely affect its financial condition, results of operations and cash flows. The Company is committed to working with those groups to avert or resolve conflicts as they arise. However, there can be no assurance that these efforts will be successful.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities as of June 30, 2018:

Location	Approximate Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	236,000	Manufacturing and Distribution
Dublin, Georgia	315,000	Manufacturing
Huntingburg, Indiana	611,000	Distribution
Dubuque, Iowa (1)	719,000	Manufacturing
Dubuque, Iowa (2)	250,000	Construction in process
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

(1)	The Dubuque, Iowa manufacturing facility and land will be donated to a not-for-profit entity when vacated by the Company, which is expected to occur during fiscal year 2019.

(2)	The Company is constructing a 250,000 square foot manufacturing facility in Dubuque, Iowa and expects to occupy the facility during fiscal year 2019.

The Company leases the following facilities as of June 30, 2018:

Location	Approximate Size (square feet)	Principal Operations
Cerritos, California	75,000	Distribution
Riverside, California	211,000	Distribution
Dublin, Georgia	50,000	Distribution
Louisville, Kentucky	10,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing
Binh Duong, Vietnam	39,000	Warehouse

The Company leases showrooms for displaying its products in the furniture markets in High Point, North Carolina and Las Vegas, Nevada.

The Company’s operating plants are well suited for their manufacturing purposes and have been updated and expanded from time to time as conditions warrant.

Item 3.	Legal Proceedings

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site (the “Lane Street Site”) located in Elkhart, Indiana from the U.S. Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. On October 12, 2017, the Company, after consultation with its insurance carriers, offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter. On November 6, 2017, the settlement offer extended on October 12, 2017 was rejected.

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. As of August 31, 2018, the Company has not finalized the AOC with the EPA. The Company maintains its position that it did not cause nor contribute to the contamination. However, in accordance with Financial Accounting Standards Board (FASB) issued Asset Retirement and Environmental Obligations (ASC 410-30), the Company accrued and reflected $3.6 million in the financial results for the fiscal year ended June 30, 2018. The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. The Company received $1.2 million and $2.3 million during the fiscal years ended June 30, 2017 and 2016, respectively, for recovery of litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the consolidated statements of income. The recovery of litigation settlement and defense costs from insurance carriers was completed during the fiscal year ended June 30, 2017.

Other Proceedings – During the quarter ended March 31, 2018, the Company initiated a voluntary field modification program for certain switches in residential motion furniture. The Company provided retailers with notice of the field modification, provided information on its website, reported its field modification actions with the Consumer Product Safety Commission (CPSC), and replaced switches in the field. The Company received notification from the CPSC in August 2018 that no further action was required by the CPSC and that it would not institute and oversee a recall.

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

Share Investment Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock (FLXS); (2) The NASDAQ Global Market; and (3) an industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Culp Inc., Dixie Group Inc., Ethan Allen Interiors Inc., Hooker Furniture Corp., Johnson Outdoors Inc., Kimball International, Knoll Inc., La-Z-Boy Inc., Lifetime Brands Inc., Patrick Industries Inc., and Sleep Number Corp.

	2013	2014	2015	2016	2017	2018
Flexsteel	100.00	139.58	184.14	172.47	239.14	180.06
Peer Group	100.00	109.81	144.01	146.27	188.55	183.37
NASDAQ	100.00	134.35	155.73	112.30	143.96	187.74

The NASDAQ Global Select Market is the market on which the Company’s common stock is traded.

	Sale Price of Common Stock				Cash Dividends
	Fiscal 2018		Fiscal 2017		Per Share
	High	Low	High	Low	Fiscal 2018	Fiscal 2017
First Quarter	$57.79	$43.25	$54.25	$37.93	$0.22	$0.20
Second Quarter	53.00	45.04	62.99	39.98	0.22	0.20
Third Quarter	49.98	34.74	62.55	45.31	0.22	0.20
Fourth Quarter	40.87	36.23	57.48	48.44	0.22	0.20

The Company estimates there were approximately 4,600 holders of common stock of the Company as of June 30, 2018. There were no repurchases of the Company’s common stock during the fiscal year ended June 30, 2018. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Item 6.	Selected Financial Data

The selected financial data presented below should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. The selected consolidated statements of income data of the Company are derived from the Company’s consolidated financial statements.

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)

	2018	2017	2016	2015	2014
SUMMARY OF OPERATIONS
Net sales	$489,180	$468,764	$500,106	$466,904	$438,543
Gross margin	98,219	108,651	113,699	109,860	100,263
Environmental remediation	(3,600)	—	—	—	—
Litigation settlement reimbursements (costs)	—	1,175	2,280	250	(6,250)
Operating income	24,505	37,264	38,068	34,422	22,286
Income before income taxes	25,126	37,586	37,927	35,559	23,800
Income tax provision	7,460	13,800	13,690	13,260	8,810
Net income	17,666	23,786	24,237	22,299	14,990
Net income, as a percent of sales	3.6%	5.1%	4.8%	4.8%	3.4%
Weighted average diluted shares outstanding	7,919	7,886	7,765	7,708	7,511
Diluted earnings per common share	$2.23	$3.02	$3.12	$2.89	$2.00
Cash dividends declared per common share	$0.88	$0.80	$0.72	$0.72	$0.60

SELECTED DATA AS OF JUNE 30
Total assets	$284,293	$270,045	$246,896	$244,619	$210,213
Shareholders’ equity	241,698	230,760	209,650	186,748	166,735
Trade receivables, net	41,253	42,362	44,618	45,101	38,536
Inventories	96,204	99,397	85,904	113,842	97,940
Property, plant and equipment, net	90,725	70,661	64,124	64,770	31,900
Capital expenditures	29,447	13,457	7,382	37,424	4,187
Depreciation expense	7,367	7,936	7,556	4,945	4,197
Working capital (current assets less current liabilities)	148,705	158,055	143,086	115,682	128,644
Current ratio	4.6 to 1	5.2 to 1	5.3 to 1	3.3 to 1	4.5 to 1
Return on ending shareholders’ equity	7.3%	10.3%	11.6%	11.9%	9.0%
Average number of employees	1,510	1,440	1,440	1,340	1,380

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Accounts receivable allowances – the Company establishes accounts receivable allowances to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. The Company’s accounts receivable allowances consist of an allowance for doubtful accounts which is established through review of open accounts, historical collection, and historical write-off amounts and an allowance for estimated returns on sales of the Company’s products which is based on historical product returns, as well as existing product return authorizations. The Company records a provision against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s consolidated financial statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2018, 2017 and 2016. Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2018	2017	2016
Net sales	100%	100.0%	100.0%
Cost of goods sold	(79.9)	(76.8)	(77.3)
Gross margin	20.1	23.2	22.7
Selling, general and administrative	(14.7)	(15.5)	(15.6)
Environmental remediation	(0.8)	—	—
Gain on sale of facility	0.4	—	—
Litigation settlement reimbursements (costs)	—	0.2	0.4
Operating income	5.0	7.9	7.5
Interest and other income	0.1	0.1	0.0
Interest expense	—	—	0.0
Income before income taxes	5.1	8.0	7.5
Income tax provision	(1.5)	(2.9)	(2.7)
Net income	3.6%	5.1%	4.8%

Fiscal 2018 Compared to Fiscal 2017

During preparation work for the July 1, 2018 adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, the Company identified approximately $4.4 million fiscal year-to-date of variable consideration provided to its customers to increase brand awareness and incentivize growth recorded in Selling, General & Administrative (“SG&A”) expense consistent with prior years. Upon further review of these transactions, it is the opinion of the Company that these amounts should be reflected as a reduction in net sales. Although the error is immaterial to the prior years, the Company corrected the fiscal year-to-date amount of $4.4 million to decrease SG&A and decrease net sales in the quarter ended June 30, 2018. The impact to Residential net sales was $4.2 million and Contract net sales was $0.2 million. There was no impact to operating income, net income or EPS. The impacts to gross margin rate and SG&A are described below.

Net sales for fiscal year 2018 were $489.2 million compared to $468.8 million in the prior fiscal year, an increase of 4.4%. For the fiscal year ended June 30, 2018, residential net sales were $413.7 million compared to $396.1 million for the year ended June 30, 2017, an increase of 4.4%. Contract net sales were $75.5 million for the year ended June 30, 2018, an increase of 3.9% from net sales of $72.7 million for the year ended June 30, 2017. Fiscal year 2018 included an all-time record quarter for net sales in the second quarter, followed by a record third quarter. This result was primarily driven by high single-digit growth in Residential products sold to furniture retailers and greater than 20% growth in Contract products targeting the recreational and hospitality markets. These successes in the year were partially offset by a 13% decline in sales to e-commerce customers primarily driven by product placement disruption and the new business information system transition.

Gross margin for the fiscal year ended June 30, 2018 was 20.1% compared to 23.2% for the prior year period. Higher labor costs primarily drove the gross margin decline for fiscal year 2018 over the prior year. After rapid growth in certain core product categories, additional manufacturing associates were hired to support product delivery speeds customers have come to expect from the Company. The Company manufactures a majority of custom upholstered furniture in the United States with a highly skilled workforce and has experienced higher average wage rates and turnover from the tightening labor market. To bolster the Company’s success attracting and retaining skilled workers in the highly competitive labor market, during the fiscal second and third quarters of this year the Company changed its compensation approach for the U.S.-based manufacturing workforce. As this modified compensation structure was implemented, the Company experienced declines in productivity. The Company is working to return to productivity levels realized before the compensation structure changes. Long term, the Company expects these changes to result in skilled workforce attraction and retention, reduced turnover and training costs, and continued improvement in quality and productivity to support the long-term growth of the Company. Additionally, the Company experienced higher than expected cost originating from its Juarez, Mexico facility due to contracted employee wage rates increasing significantly due to Mexican government mandated wage increases.

Higher material costs primarily driven by the increased cost of polyfoam, plywood and to a lesser extent steel drove additional gross margin decline in fiscal year 2018 over the prior year. To date, steel has not had a significant cost impact. While the Company’s furniture is renowned for the comfort and quality from its “Heart of Steel”, Flexsteel’s Blue Steel Springs™ are manufactured in the United States from steel produced primarily in the United States. The Company was successful in mitigating the impact of these higher material costs through higher pricing and improved product mix in the fiscal year.

During implementation of the Company’s first deployment of its new business information system in the fiscal fourth quarter of 2018, the Company experienced higher than expected disruption to customers which resulted in service level penalties which also contributed to the overall margin decline of the Company during the fiscal year 2018.

Selling, general and administrative (SG&A) expenses for the twelve months ended June 30, 2018 were 14.7% of net sales compared to 15.5% of net sales in the prior year period inclusive of the $4.4 million year-to-date correction of expense from SG&A to net sales. This adjustment favorably impacted SG&A in fiscal year 2018. Offsetting the favorable impact of the correction was a $1.1 million increase in expense to support a strategic digital marketing investment aimed at directly influencing consumers as they dream and plan on-line for future furniture purchases.

The twelve months ended June 30, 2017 included $2.1 million offset to expense related to the Indiana litigation, with $0.9 million or 0.2% of net sales reported in “Selling, general & administrative,” and $1.2 million or $0.10 per share reported in “Litigation settlement reimbursements.” On April 25, 2018, the United States Environmental Protection Agency (“EPA”) issued a Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) 106(a) order (the “Order”) for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana. The Company maintains its position that it did not cause nor contribute to the contamination. However, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30), the Company reflected a $3.6 million liability in its year ended June 30, 2018 consolidated financial statements. The after-tax basis reported in “Environmental remediation” is $2.5 million or $0.32 per share.

The Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million during fiscal year 2018. The after-tax basis reported in “Gain on sale of facility” is $1.3 million or $0.16 per share.

For the twelve months ended June 30, 2018, the effective tax rate was 29.7% compared to 36.7% in the prior year period. The current fiscal year results were positively impacted by the passage of the Tax Cuts and Jobs Act (“Tax Reform”) resulting in a $0.22 per share increase in net income. Beginning in fiscal year 2019, the Company expects an effective tax rate range of 25% to 27%.

The above factors resulted in net income of $17.7 million or $2.23 per share for fiscal year 2018 compared to $23.8 million or $3.02 per share in the prior year period. All earnings per share amounts are on a diluted basis.

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

Selling, general and administrative (SG&A) expenses for the fiscal year ended June 30, 2017 were 15.5% of net sales compared to 15.6% of net sales in the prior fiscal year. The fiscal year end June 30, 2017 includes reductions in direct selling costs, professional fees and incentive compensation of $3.6 million, or 0.8% of net sales, offset by $2.9 million, or 0.6% of net sales, related to the business information system project. SG&A expenses for fiscal years 2017 and 2016 include reimbursements, net of recovery expenses, related to Indiana litigation of $0.9 million and $0.2 million, respectively.

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

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at June 30, 2018 was $148.7 million compared to $158.1 million at June 30, 2017. Significant changes in working capital during fiscal year 2018 included an increase in accrued liabilities of $3.3 million and decreases in inventory of $3.2 million and investments of $2.0 million. Accrued liabilities increased primarily due to the accrued environmental remediation liability of $3.6 million. For the fiscal year ended June 30, 2018, capital expenditures were $29.4 million including $13.8 million for the construction of a new manufacturing facility and $12.6 million invested to upgrade the business information system.

The Company’s main sources of liquidity are cash and cash equivalents, investments, cash flows from operations and credit arrangements. As of June 30, 2018 and 2017, the Company had cash and cash equivalents totaling $27.7 million and $28.9 million, respectively. The Company invested $16.0 million and $18.0 million in short-term investments as of June 30, 2018 and 2017, respectively. These investments consist of Treasury bills and U.S. Agencies that will mature within six months of purchase date. The Company entered into an unsecured credit agreement on June 30, 2018, that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2018 totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of June 30, 2018. The credit agreement expires June 30, 2019. At June 30, 2018, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%. No amount was outstanding on the line of credit at June 30, 2018 or 2017. This line of credit matures December 31, 2018.

Net cash provided by operating activities was $27.3 million and $26.4 million in fiscal years 2018 and 2017, respectively. The Company had net income of $17.7 million that included $8.2 million in non-cash charges and cash provided by changes in operating assets and liabilities of $3.4 million in fiscal year 2018. Non-cash charges included depreciation of $7.4 million. In fiscal year 2017, the Company had net income of $23.8 million that included $9.0 million in non-cash charges, which were offset by cash utilized for operating assets and liabilities of $6.4 million. Non-cash charges included depreciation of $7.9 million.

Net cash used in investing activities was $21.4 million and $29.7 million in fiscal years 2018 and 2017, respectively. In fiscal year 2018, the Company had capital expenditures of $29.4 million, proceeds from the disposition of capital assets of $6.2 million and net proceeds of investments of $1.9 million. In fiscal year 2017, the Company had net purchases of investments of $18.1 million and capital expenditures of $13.5 million.

Net cash used in financing activities was $7.1 million in fiscal year 2018 which included dividend payments of $6.7 million. Net cash used in financing activities was $4.6 million in fiscal year 2017 which included dividend payments of $6.1 million, which was partially offset by excess stock benefits of $1.5 million and proceeds from issuance of common stock of $1.1 million.

Management believes that the Company has adequate cash and cash equivalents, investments, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2019. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

At June 30, 2018, the Company had no debt obligations and therefore, had no interest payments related to debt. The following table summarizes the Company’s contractual obligations at June 30, 2018 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$11,370	$4,659	$5,720	$991	$—

At June 30, 2018, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. The Company has excluded the uncertain tax positions from the above table as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

See Note 6 to the consolidated financial statements of this Annual Report on Form 10-K.

Outlook

During fiscal 2019, the Company expects continued sales growth with inflationary pressure on raw materials and moderating labor cost increases. In addition, the Company is acutely aware of the impending tariff affecting all imported furniture and certain furniture components from China into the United States which represents a significant risk to earnings. Should these tariffs go into effect, the Company plans to pass through any incremental costs to customers during the time these tariffs are enforced. In addition, the Company is looking at supply chain options to mitigate the tariff impacts should they be implemented. The Company is focused and committed to driving gross margin expansion through improved operational execution, targeted sales price increases and enhanced service levels.

In the fiscal fourth quarter of 2018, the Company completed the first deployment of the new business information system. During the readiness phase, the Company determined that multiple deployments would ensure effective implementation. The first deployment is now operating in approximately 20% of the Company and one of the two legacy systems has been retired. After stabilization of the first deployment and documenting lessons learned, the Company has re-scheduled the final deployment in fiscal 2020 and incorporated the remaining 80% of the Company into this deployment. The additional time allotted de-risks the implementation and integration for the Company allowing for additional configuration and testing to be completed prior to launch and the subsequent retirement of the second legacy system. Once fully implemented, SAP S/4 HANA will enable the Company to better meet market conditions, customer requirements and increase operating efficiency.

During fiscal year 2019, the Company anticipates spending $9 million for capital expenditures and incurring $3 million of SG&A expenses related to the business information system project. The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

The Company remains committed to its core strategies, which include providing a wide range of quality product offerings and price points to the residential and contract markets, combined with a conservative approach to business. The Company strives for an agile business model and supply chain to adapt to changing customer requirements in all the markets it serves with the expectation that the Company grows faster than the market. The Company will maintain its focus on a strong balance sheet through emphasis on cash flow and increasing profitability. The Company believes these core strategies are in the best interest of its shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, as well as, disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties, taxes or tariffs on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, increase costs and decrease earnings.

Foreign Currency Risk – During fiscal years 2018, 2017, and 2016, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2018, the Company did not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, the related notes to the consolidated financial statements, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

September 6, 2018

We have served as the Company’s auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2018, of the Company and our report dated September 6, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

September 6, 2018

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,750	$28,874
Investments	15,951	17,958
Trade receivables - less allowances: 2018, $1,100; 2017, $1,200	41,253	42,362
Inventories	96,204	99,397
Other	8,476	6,659
Total current assets	189,634	195,250
NONCURRENT ASSETS:
Property, plant and equipment, net	90,725	70,661
Deferred income taxes	1,455	1,740
Other assets	2,479	2,394
TOTAL	$284,293	$270,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$17,228	$16,758
Accrued liabilities:
Payroll and related items	5,459	6,255
Insurance	4,439	5,423
Advertising	4,192	3,883
Environmental remediation	3,600	—
Other	6,011	4,876
Total current liabilities	40,929	37,195
LONG-TERM LIABILITIES:
Other liabilities	1,666	2,090
Total liabilities	42,595	39,285
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ EQUITY:
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2018, 7,868,298 shares; 2017, 7,822,080 shares	7,868	7,822
Additional paid-in capital	26,321	26,186
Retained earnings	209,553	198,465
Accumulated other comprehensive loss	(2,044)	(1,713)
Total shareholders’ equity	241,698	230,760
TOTAL	$284,293	$270,045

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2018	2017	2016
Net sales	$489,180	$468,764	$500,106
Cost of goods sold	(390,961)	(360,113)	(386,407)
Gross margin	98,219	108,651	113,699
Selling, general and administrative	(71,949)	(72,562)	(77,911)
Environmental remediation	(3,600)	—	—
Gain on sale of facility	1,835	—	—
Litigation settlement reimbursements	—	1,175	2,280
Operating income	24,505	37,264	38,068
Other income (expense):
Other income (expense)	621	322	(72)
Interest expense	—	—	(69)
Total	621	322	(141)
Income before income taxes	25,126	37,586	37,927
Income tax provision	(7,460)	(13,800)	(13,690)
Net income	$17,666	$23,786	$24,237
Weighted average number of common shares outstanding:
Basic	7,848	7,782	7,595
Diluted	7,919	7,886	7,765
Earnings per share of common stock:
Basic	$2.25	$3.06	$3.19
Diluted	$2.23	$3.02	$3.12

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2018	2017	2016
Net income	$17,666	$23,786	$24,237
Other comprehensive income (loss):
Unrealized (losses) gains on securities	(197)	(87)	741
Reclassification of realized gains (losses) on securities to other income	142	145	(535)
Unrealized (losses) gains on securities before taxes	(55)	58	206
Income tax benefit (expense) related to securities gains (losses)	17	(22)	(78)
Net unrealized (losses) gains on securities	(38)	36	128
Minimum pension liability	56	771	(999)
Income tax (expense) benefit related to minimum pension liability	(15)	(292)	379
Net minimum pension asset (liability)	41	479	(620)
Other comprehensive gain (loss), net of tax	3	515	(492)
Comprehensive income	$17,669	$24,301	$23,745

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2015	$7,480	$18,827	$162,176	$(1,736)	$186,747
Issuance of common stock:
Stock options exercised, net	184	1,407	—	—	1,591
Unrealized loss on available for sale investments, net of tax	—	—	—	128	128
Long-term incentive compensation	27	858	—	—	885
Stock-based compensation	9	406	—	—	415
Excess tax benefit from stock-based payment arrangements	—	1,761	—	—	1,761
Minimum pension liability adjustment, net of tax	—	—	—	(620)	(620)
Cash dividends declared	—	—	(5,494)	—	(5,494)
Net income	—	—	24,237	—	24,237
Balance at June 30, 2016	$7,700	$23,259	$180,919	$(2,228)	$209,650
Issuance of common stock:
Stock options exercised, net	79	999	—	—	1,078
Unrealized loss on available for sale investments, net of tax	—	—	—	36	36
Long-term incentive compensation	35	(213)	—	—	(178)
Stock-based compensation	8	647	—	—	655
Excess tax benefit from stock-based payment arrangements	—	1,494	—	—	1,494
Minimum pension liability adjustment, net of tax	—	—	—	479	479
Cash dividends declared	—	—	(6,240)	—	(6,240)
Net income	—	—	23,786	—	23,786
Balance at June 30, 2017	$7,822	$26,186	$198,465	$(1,713)	$230,760
Issuance of common stock:
Stock options exercised, net	17	216	—	—	233
Unrealized loss on available for sale investments, net of tax	—	—	—	(38)	(38)
Long-term incentive compensation	20	(858)	—	—	(838)
Stock-based compensation	9	777	—	—	786
Excess tax benefit from stock-based payment arrangements	—	—	—	—	—
Minimum pension liability adjustment, net of tax	—	—	—	41	41
Cash dividends declared	—	—	(6,912)	—	(6,912)
Net income	—	—	17,666	—	17,666
Adoption of ASU 2018-02	—	—	334	(334)	—
Balance at June 30, 2018	$7,868	26,321	209,553	(2,044)	241,698

Cash dividends declared per common share were $0.88, $0.80 and $0.72 for fiscal years ended June 30, 2018, 2017 and 2016, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$17,666	23,786	$24,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,367	7,936	7,556
Deferred income taxes	286	1,606	2,731
Stock-based compensation expense	501	1,609	1,470
Excess tax benefit from stock-based payment arrangements	—	(1,494)	(1,761)
Change in provision for losses on accounts receivable	(100)	(100)	(100)
Gain on disposition of capital assets	(1,792)	(512)	(34)
Gain on life insurance policies	—	—	(346)
Changes in operating assets and liabilities:
Trade receivables	1,209	2,356	584
Inventories	3,193	(13,492)	27,938
Other current assets	(1,299)	1,036	(1,962)
Other assets	22	450	59
Accounts payable - trade	(1,874)	4,028	(6,877)
Accrued liabilities	2,546	477	2,052
Other long-term liabilities	(431)	(1,298)	(1,180)
Net cash provided by operating activities	27,294	26,388	54,367
INVESTING ACTIVITIES:
Purchases of investments	(42,230)	(30,537)	(3,100)
Proceeds from sales of investments	44,172	12,474	2,900
Proceeds from sale of capital assets	6,152	1,848	76
Proceeds from life insurance policies	—	—	2,814
Capital expenditures	(29,447)	(13,457)	(7,382)
Net cash used in investing activities	(21,353)	(29,672)	(4,692)
FINANCING ACTIVITIES:
Dividends paid	(6,746)	(6,062)	(5,455)
Proceeds from issuance of common stock	233	1,078	1,591
Shares issued to employees, net of shares withheld	(552)	(1,132)	(170)
Excess tax benefit from share-based payment	—	1,494	1,761
Repayments of short-term notes payable, net	—	—	(11,904)
Net cash used in financing activities	(7,065)	(4,622)	(14,177)
(Decrease) increase in cash and cash equivalents	(1,124)	(7,906)	35,498
Cash and cash equivalents at beginning of year	28,874	36,780	1,282
Cash and cash equivalents at end of year	$27,750	28,874	$36,780

	FOR THE YEARS ENDED JUNE 30,
	2018	2017	2016
SUPPLEMENTAL INFORMATION
Income taxes paid, net	$8,460	9,780	$10,140
Capital expenditures in accounts payable	$4,084	1,740	$430

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) incorporated in 1929 is celebrating its 125th anniversary of the Company’s founding in 1893. Flexsteel Industries, Inc. is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, hotel, healthcare, recreational vehicle, marine and office, the Company distributes its furniture throughout the United States & Canada through the Company’s sales force and various independent representatives.

In April 2018, Flexsteel Industries, Inc. merged its wholly owned subsidiary, DMI Furniture, Inc., into the parent Company. In June 2018, the DMI Management, Inc. subsidiary was dissolved. The Company expects to reduce administrative and compliance expenses with these corporate structure changes.

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

FAIR VALUE – the Company’s cash and cash equivalents, investments, accounts receivable, other current assets, accounts payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. GAAP on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

INVESTMENTS - during fiscal year 2018, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss.” As of June 30, 2018, the fair market value and book value of the investments are $16.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

ACCOUNTS RECEIVABLE ALLOWANCES – the Company establishes accounts receivable allowances to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. The Company’s accounts receivable allowances consist of an allowance for doubtful accounts which is established through review of open accounts, historical collection, and historical write-off amounts and an allowance for estimated returns on sales of the Company’s products which is based on historical product returns, as well as existing product return authorizations. The Company records a provision against revenue for estimated returns on sales of its products in the same period that the related revenues are recognized. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

INVENTORIES – are stated at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method.

PROPERTY, PLANT AND EQUIPMENT – is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal years 2018, 2017 and 2016.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – is when both product ownership and the risk of loss have transferred to the customer, collectability is reasonably assured, and the Company has no remaining obligations. The Company’s ordering process creates persuasive evidence of the sale arrangement and the sales price is determined. The delivery of the goods to the customer completes the earnings process. Net sales consist of product sales and related delivery charge revenue, net of adjustments for returns and allowances. The Company records variable consideration provided to its customers to increase brand awareness and incentivize growth as a reduction in net sales. Shipping and handling costs are included in cost of goods sold.

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $5.1 million, $7.3 million and $7.5 million in fiscal years 2018, 2017 and 2016, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $3.9 million, $3.7 million and $4.2 million in fiscal years 2018, 2017 and 2016, respectively.

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

EARNINGS PER SHARE (EPS) – basic EPS of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period.

In computing EPS for the fiscal years 2018, 2017 and 2016, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2018	2017	2016

Basic shares	7,848	7,782	7,595
Potential common shares:
Stock options	54	86	120
Long-term incentive plan	17	18	50
	71	104	170

Diluted shares	7,919	7,886	7,765

Anti-dilutive shares	40	—	26

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. The Company recognizes long-term incentive compensation plan expenses during the three-year performance periods; stock awards are issued following the end of the performance periods and are subject to verification of results and Compensation Committee of the Board of Directors approval. See Note 8 Stock-Based Compensation.

SEGMENT REPORTING – the Company operates in one reportable segment, furniture products. The Company’s operations involve the distribution of manufactured and imported furniture for residential and contract markets. The Company’s furniture products are sold primarily throughout the United States and Canada by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales.

ACCOUNTING DEVELOPMENTS – In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which amends ASC Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. During the quarter ended September 30, 2017, the Company adopted ASU 2016-09. Excess tax benefits from share-based compensation are included within net income and accrued liabilities as part of operating activities in the statement of cash flows and are no longer included as a financing activity. This change is applied prospectively. The standard allows for an accounting policy election to account for forfeitures as an estimate or to account for forfeitures as they occur. The Company elected to continue estimating the number of awards expected to be forfeited and adjust the estimate on an ongoing basis.

In February 2018, the FASB issued Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform”). The amendments allow the Company to reclassify the stranded tax effects resulting from the Tax Reform, the difference between the historical federal corporate income tax rate of 35% and the newly enacted corporate income tax rate of 21%. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company early adopted the standard effective June 30, 2018 and reclassified $0.3 million from accumulated other comprehensive income to retained earnings related to the Company’s minimum pension liability.

In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance is effective for annual reporting periods beginning after December 15, 2017, the Company’s fiscal year 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the standard on July 1, 2018 using the full retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as revenue is recognized when product ownership and risk of loss is transferred to the customer, collectability is probable and the Company has no remaining performance obligations. Thus the timing of revenue recognition is not impacted by the new standard. The Company is still assessing the impact on disclosures related to the new standard. The Company does not expect this new guidance to have any other material impacts on its consolidated financial statements or its internal controls over financial reporting.

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

2.     INVENTORIES

A comparison of inventories is as follows:

(in thousands)	June 30,
	2018	2017
Raw materials	$13,335	$15,043
Work in process and finished parts	7,195	7,047
Finished goods	75,674	77,307
Total	$96,204	$99,397

3.     PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2018	2017
Land		$5,684	$6,987
Buildings and improvements	5-39	66,823	70,741
Machinery and equipment	3-7	32,127	33,441
Delivery equipment	3-5	21,697	20,866
Furniture and fixtures	3-7	4,034	4,474
Computer software and hardware	3-10	30,000	18,903
Construction in progress		14,239	—
Total		174,604	155,412
Less accumulated depreciation		(83,879)	(84,751)
Net		$90,725	$70,661

The Company is constructing a 250,000 square foot manufacturing facility in Dubuque, Iowa. The current Dubuque, Iowa manufacturing facility and land will be donated to a not-for-profit entity when vacated by the Company, which is expected to happen in fiscal year 2019. During fiscal year 2018, the Company sold a 69,000 square foot facility in Riverside, California. The net book value of the facility was $4.3 million at time of sale. The pre-tax gain of $1.8 million is recorded as “Gain on sale of facility” in the consolidated statements of income.

4.     OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2018	2017
Cash value of life insurance	$1,016	$989
Other	1,463	1,405
Total	$2,479	$2,394

5.	ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2018	2017
Dividends	1,731	1,564
Warranty	1,160	1,080
Other	3,120	2,232
Total	$6,011	$4,876

6.	CREDIT ARRANGEMENTS

The Company entered into an unsecured credit agreement on June 30, 2018, that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (3.09% at June 30, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2018 totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of June 30, 2018. The credit agreement expires June 30, 2019. At June 30, 2018, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $10.0 million line of credit, with interest at prime minus 2% (3.00% at June 30, 2018). No amount was outstanding on the line of credit at June 30, 2018. This line of credit matures December 31, 2018.

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2018	2017
Gross unrecognized tax benefits	$500	$320
Accrued interest and penalties	100	130
Gross liabilities related to unrecognized tax benefits	$600	$450
Deferred tax assets	$100	$130

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2018	2017	2016
Balance at July 1	$320	$610	$1,580
Additions based on tax positions related to the current year	270	130	45
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	(90)	(420)	(1,015)
Balance at June 30	$500	$320	$610

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The income tax provision is as follows for the years ended June 30:

(in thousands)	2018	2017	2016
Federal – current	$6,731	$11,015	$9,343
State and other – current	443	1,179	1,616
Deferred	286	1,606	2,731
Total	$7,460	$13,800	$13,690

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2018	2017	2016
Federal statutory tax rate	28.1%	35.0%	35.0%
State taxes, net of federal effect	2.7	2.7	3.8
Other	(1.1)	(1.0)	(2.7)
Effective tax rate	29.7%	36.7%	36.1%

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2018	2017
Accounts receivable	$290	$460
Inventory	50	(50)
Self-insurance	240	560
Payroll and related	610	1,690
Accrued liabilities	1,750	1,240
Property, plant and equipment	(2,390)	(2,850)
Investment tax credit	2,550	1,930
Valuation allowance	(1,745)	(1,390)
Other	100	150
Total	$1,455	$1,740

At June 30, 2018, certain state tax credit carryforwards of $2.6 million were available, with $1.0 million expiring between 2019 and 2028 and $1.6 million with an indefinite carryforward period.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2014–2017 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject. As of June 30, 2018, there were no ongoing federal or state income tax audits.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”), was enacted, which, among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company remeasured its deferred tax assets and liabilities and adjusted its estimated annual federal income tax rate to incorporate the lower corporate tax rate into the tax provision. For the fiscal year ended June 30, 2018, the Company utilized a blended rate of approximately 28.06%.

During fiscal year 2018, the Company applied the newly enacted corporate federal income tax rate, resulting in a reduction of approximately $1.8 million of the income tax provision, which is reflected in the Company’s consolidated statements of income. The Company remeasured its net deferred tax assets and liabilities using the federal tax rate that will apply when the amounts are expected to reverse. As of June 30, 2018, the Company can determine a reasonable estimate for the effects of tax reform. The re-measurement of the deferred tax assets and liabilities resulted in an immaterial discrete tax benefit for the fiscal year ended June 30, 2018. The final impact of the Tax Reform may differ due to changes in interpretations, assumptions made by the Company and the issuance of additional guidance. The SEC has issued rules, under SAB 118, that allow for a remeasurement period of up to one year after the enactment date of the Tax Reform to finalize the related tax impacts.

The Company early adopted the FASB issued Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform on June 30, 2018. The Company reclassified $0.3 million from accumulated other comprehensive income to retained earnings related to the Company’s minimum pension liability.

8.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of June 30, 2018, 92,508 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2015 – June 30, 2018 (2016-2018), July 1, 2016 – June 30, 2019 (2017-2019) and July 1, 2017 – June 30, 2020 (2018-2020). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019 and 2018-2020. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During fiscal years 2018, 2017 and 2016, the Company issued 30,539, 59,375 and 2,594 shares for the three-year performance periods July 1, 2014 – June 30, 2017 (2015-2017), July 1, 2013 – June 30, 2016 (2014-2016) and July 1, 2012 – June 30, 2015 (2013-2015), respectively.

The Company recorded plan (income)/expense of ($0.4) million, $0.9 million and $1.1 million for fiscal years ended June 30, 2018, 2017 and 2016, respectively. If the target performance goals for 2016-2018, 2017-2019 and 2018-2020 would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $1.0 million for each of the performance periods.

The aggregate number of shares that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)
Performance Period	Minimum	Target	Maximum
Fiscal Year 2016 – 2018	9	23	45
Fiscal Year 2017 – 2019	10	25	48
Fiscal Year 2018 – 2020	7	18	35

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the plan, options were granted at an exercise price equal to the market price of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. These shares received as payment are retired upon receipt.

For fiscal years 2018, 2017 and 2016, the Company issued options for 21,439, 24,317 and 25,868 common shares at a weighted average exercise price of $45.21, $47.45 and $43.09 (the fair market value on the date of grant), respectively. The options were immediately available for exercise. For fiscal years ended June 30, 2018, 2017 and 2016, the Company recorded expense of $0.2 million, $0.3 million and $0.2 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2018, 2017 and 2016, respectively, under this plan; dividend yield of 1.8%, 1.5% and 1.6%; expected volatility of 31.1%, 30.8% and 26.0%; risk-free interest rate of 1.7%, 1.2% and 1.6%; and an expected life of 5 years. The expected volatility and expected life are determined based on historical data. The weighted-average grant date fair value of stock options granted during fiscal years 2018, 2017 and 2016 were $10.87, $11.76 and $9.20, respectively. The cash proceeds from stock options exercised were $0.0 million, $0.7 million and $0.1 million for fiscal years ended 2018, 2017 and 2016, respectively. There was no income tax benefit related to the exercise of stock options for fiscal years ended June 30, 2018, 2017 and 2016.

Under the plan, the Company issued 8,016, 6,997 and 6,208 restricted shares to non-executive directors as compensation and recorded expense of $0.3 million, $0.4 million and $0.3 million during fiscal years ended June 30, 2018, 2017 and 2016, respectively.

The Company issued 2,000 restricted shares outside of the plan to its Chief Executive Officer during fiscal year 2018 as compensation expense related to a Letter Agreement signed June 29, 2012. This was the final restricted share issuance related to the Letter Agreement. In addition, the Company recorded $0.3 million compensation expense for grants of restricted shares under the plan to two named executive officers as per their notification of award letters dated July 1, 2017.

At June 30, 2018, there were 512,169 shares available for future grants.

2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. No additional options can be granted under the 2006 and 2009 stock option plans. There were no options granted and no expense was recorded under these plans during the fiscal years ended June 30, 2018, 2017 and 2016.

The cash proceeds from stock options exercised were $0.2 million, $0.4 million and $1.5 million for fiscal years ended 2018, 2017 and 2016, respectively. The income tax benefit related to the exercise of stock options were $0.1 million, $0.6 million and $1.6 million for fiscal years ended 2018, 2017 and 2016, respectively.

A summary of the status of the Company’s stock option plans as of June 30, 2018, 2017 and 2016 and the changes during the years then ended is presented below:

			Aggregate
	Shares	Weighted Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Outstanding and exercisable at June 30, 2016	270	$22.85	$4,638
Granted	24	47.45
Exercised	(98)	20.57
Canceled	(9)	20.51
Outstanding and exercisable at June 30, 2017	187	$27.21	$5,039
Granted	21	45.21
Exercised	(21)	18.89
Canceled	(21)	26.77
Outstanding and exercisable at June 30, 2018	166	$30.65	$1,841

The following table summarizes information for options outstanding and exercisable at June 30, 2018:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$6.96 – 13.90	16,500	2.4	$11.16
17.23 – 19.77	28,750	3.6	18.74
20.50 – 27.57	36,350	5.0	25.54
31.06 – 32.13	28,720	6.4	31.67
43.09 – 47.45	55,726	8.2	45.37
$6.96 – 47.45	166,046	5.8	$30.65

9.	BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements. Total retirement plan expense was $2.8 million, $2.3 million and $1.8 million in fiscal years 2018, 2017 and 2016, respectively. The amounts include $1.7 million, $0.8 million and $0.5 million in fiscal years 2018, 2017 and 2016, for the Company’s matching contribution to retirement savings plans.

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

The Company’s participation in these plans for the annual period ended June 30, 2018, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2018 and 2017 is for the plan’s year-end at December 31, 2017 and 2016, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2018	2017	Plan Status	2018	2017	2016	Imposed	Agreement	in Plan

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$150	$166	$200	No	03/31/2022	9
Steelworkers Pension Trust	23-6648508	Green	Green	No	345	308	347	No	8/31/2018	170
Central Pension Fund	36-6052390	Green	Green	No	6	6	6	No	02/15/2023	3
					$501	$480	$553

The estimated cumulative cost to exit the Company’s multi-employer plans was approximately $13.7 million on June 30, 2018.

Defined Benefit Plan

The Company’s defined benefit pension plan is frozen. There are a total of 369 participants in the plan. Retirement benefits are based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy is to fund normal costs and amortization of prior service costs at a level that is equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2018, the Company recorded an asset related to the funded status of the defined benefit pension plan recognized on the Company’s consolidated balance sheets in other assets of $0.5 million and in fiscal 2017 a benefit liability in other long-term liabilities of $0.2 million, respectively. The accumulated benefit obligation was $8.1 million and $8.5 million at fiscal years ended June 30, 2018 and 2017, respectively. The Company recorded expense of $0.2 million, $0.2 million and $0.1 million during fiscal years 2018, 2017 and 2016, respectively, related to the plan. The Company submitted a letter of termination to the Internal Revenue Service (IRS) in May 2018 and received acknowledgement of the receipt in June 2018. As of August 31, 2018, the Company has not received additional correspondence.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30,
(in thousands)	2018	2017	2016
Pension and other post-retirement benefit adjustments, net of tax (1)	$(1,684)	$(1,725)	$(2,203)
Adoption of ASU 2018-02	(334)	—	—
Available-for-sale securities, net of tax (2)	(26)	12	(25)
Total accumulated other comprehensive loss	$(2,044)	$(1,713)	$(2,228)

(1)	The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $0.7 million, $1.1 million and $1.4 million at June 30, 2018, 2017 and 2016, respectively.

(2)	The tax effect on the available-for-sale securities is a tax benefit $0.0 million at June 30, 2018, 2017 and 2016.

11.	LITIGATION

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site (the “Lane Street Site”) located in Elkhart, Indiana from the U.S. Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. On October 12, 2017, the Company, after consultation with its insurance carriers, offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter. On November 6, 2017, the settlement offer extended on October 12, 2017 was rejected.

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. As of August 31, 2018, the Company has not finalized the AOC with the EPA. The Company maintains its position that it did not cause nor contribute to the contamination. However, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30), the Company accrued and reflected $3.6 million in the financial results for the fiscal year ended June 30, 2018. The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. During fiscal year 2017, the recovery of litigation settlement and defense costs from insurance carriers was completed. During fiscal year 2018, the Company recorded no expenses or expense reimbursements related to the Indiana Civil Litigation in the consolidated statements of income. The Company received $1.2 million and $2.3 million during the fiscal years ended June 30, 2017 and 2016, respectively, for recovery of litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement reimbursements” in the consolidated statements of income.

During the fiscal years ended June 30, 2017 and 2016, the Company recorded $0.3 million and $0.6 million, respectively, in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

During the fiscal years ended June 30, 2017 and 2016, the Company received approximately $1.2 million and $0.8 million from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses.

Other Proceedings – During the quarter ended March 31, 2018, the Company initiated a voluntary field modification program for certain switches in residential motion furniture. The Company provided retailers with notice of the field modification, provided information on its website, reported its field modification actions with the Consumer Product Safety Commission (CPSC), and replaced switches in the field. The Company received notification from the CPSC in August 2018 that no further action was required by the CPSC and that it would not institute and oversee a recall.

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

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases. These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance. Total lease expense related to the various operating leases was approximately $4.8 million, $4.6 million and $4.9 million in fiscal years 2018, 2017 and 2016, respectively.

Expected future minimum commitments under operating leases as of June 30, 2018 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2019	$4,659
2020	3,276
2021	2,444
2022	991
2023	—
Thereafter	—
$11,370

13.	SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2018:
Net sales (1)	$119,834	$129,392	$126,861	$113,093
Gross margin	26,140	27,402	27,632	17,044
Environmental remediation	—	—	(3,600)	—
Gain on sale of facility	1,835	—	—	—
Net income	6,180	6,221	3,079	2,186
Earnings per share:
Basic	$0.79	$0.79	$0.39	$0.28
Diluted	$0.78	$0.78	$0.39	$0.28

(1)	During the quarter ended June 30, 2018, the Company recorded a $4.4 million fiscal year-to-date correction of an immaterial error related to variable consideration provided to customers. The correction decreased net sales and SG&A expenses.

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2017:
Net sales	$112,050	$118,530	$120,750	$117,434
Gross margin	26,630	26,748	28,446	26,827
Litigation settlement reimbursements	—	—	1,175	—
Net income	4,752	5,389	7,624	6,021
Earnings per share:
Basic	$0.62	$0.69	$0.98	$0.77
Diluted	$0.61	$0.68	$0.96	$0.76

14.	SUBSEQUENT EVENTS

As of September 4, 2018, there were no subsequent events other than the items mentioned in Note 11.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2018.

Changes in internal control over financial reporting – During the fourth quarter of the fiscal year ended June 30, 2018, the Company completed the first deployment to the new SAP S/4 HANA business information system. Approximately 20% of the Company is now operating on the new business information system. This change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) did not materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2018. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2018. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Company’s 2018 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nominating Matters,” “Corporate Governance – Code of Ethics” and “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the Company’s 2018 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2018 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections “Corporate Governance – Board of Directors” and “Corporate Governance – Related Party Transaction Policy” in the Company’s 2018 definitive proxy statement to be filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2018 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)	Schedules

The following financial statement schedules for the years ended June 30, 2018, 2017 and 2016 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2018, 2017 and 2016

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Accounts Receivable Allowances:
2018	1,200	(80)	(20)	1,100
2017	1,300	70	(170)	1,200
2016	1,400	(10)	(90)	1,300

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)       Exhibits

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2017).

10.1	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.2	.Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.3	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

10.4	Flexsteel Industries, Inc. 2006 Stock Option Plan (incorporated by reference to Appendix C from the 2006 Flexsteel Proxy Statement filed with the Securities and Exchange Commission on October 31, 2006). *

10.5	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *

10.6	Letter Agreement between Karel K. Czanderna and Flexsteel Industries, Inc. dated June 29, 2012. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2012). *

10.7	Restricted Stock Unit Award Agreement for Karel K. Czanderna, dated July 1, 2012 (incorporated by reference to Exhibit 4.1 of Flexsteel's Form S-8 filed with the Securities and Exchange Commission on August 20, 2012). *

10.8	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.9	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.10	Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.11	Form of Notification of Award for non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.12	Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.13	Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.14	Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.15	Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Exhibit 4.1 of Flexsteel’s Form S-8 filed with the Securities and Exchange Commission on December 23, 2013). *

10.16	Purchase and Sale Agreement dated August 8, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 14, 2014).

10.17	Completion of Acquisition of Assets dated September 26, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 1, 2014).

10.18	Credit Agreement dated June 30, 2016 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2016).

10.19	Development Agreement dated June 5, 2017 between Flexsteel Industries, Inc. and The City of Dubuque, Iowa. Redevelopment Project Agreement dated May 15, 2017 between Flexsteel Industries, Inc., The City of Dubuque, Iowa and Dubuque Initiatives. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 12, 2017).

10.20	First Amendment to Credit Agreement dated June 30, 2017 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 30, 2017).

10.21	Letter Agreement between Marcus Hamilton and Flexsteel Industries, Inc. dated December 23, 2017. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 2, 2018). *

10.22	Second Amendment to Credit Agreement dated June 5, 2018 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

10.23	Revolving Line of Credit Note dated June 5, 2018 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

21.1	Subsidiaries of the Company. Filed herewith.

23	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification. Filed herewith.

31.2	Certification. Filed herewith.

32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

Date:	September 6, 2018	FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Karel K. Czanderna
Karel K. Czanderna
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 6, 2018	/S/ Eric S. Rangen
Eric S. Rangen
Chair of the Board of Directors

Date:	September 6, 2018	/S/ Karel K. Czanderna
Karel K. Czanderna
Director

Date:	September 6, 2018	/S/ Jeffrey T. Bertsch
Jeffrey T. Bertsch
Director

Date:	September 6, 2018	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	September 6, 2018	/S/ Michael J. Edwards
Michael J. Edwards
Director

Date:	September 6, 2018	/S/ Thomas M. Levine
Thomas M. Levine
Director

Date:	September 6, 2018	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	September 6, 2018	/S/ Nancy E. Uridil
Nancy E. Uridil
Director