Form 10-Q
period 2018-09-30
FLEXSTEEL INDUSTRIES INC
filed 2018-10-30
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Common Stock - $1.00 Par Value Shares Outstanding as of October 18, 2018	7,883,777

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,349	$27,750
Investments	17,950	15,951
Trade receivables – less allowances:
September 30, 2018, $145; June 30, 2018, $1,100	43,578	41,253
Inventories	90,284	96,204
Other	8,478	8,476
Total current assets	183,639	189,634
NON-CURRENT ASSETS:
Property, plant and equipment, net	99,178	90,725
Deferred income taxes	1,825	1,455
Other assets	2,506	2,479
TOTAL	$287,148	$284,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$19,510	$17,228
Accrued liabilities:
Payroll and related items	5,325	5,459
Insurance	4,293	4,439
Advertising	4,306	4,192
Environmental remediation	3,600	3,600
Other	6,755	6,011
Total current liabilities	43,789	40,929
LONG-TERM LIABILITIES:
Other liabilities	1,701	1,666
Total liabilities	45,490	42,595

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding September 30, 2018, 7,883,777 shares; outstanding June 30, 2018, 7,868,298 shares	7,884	7,868
Additional paid-in capital	26,687	26,321
Retained earnings	209,115	209,553
Accumulated other comprehensive loss	(2,028)	(2,044)
Total shareholders’ equity	241,658	241,698
TOTAL	$287,148	$284,293

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,
	2018	2017
Net sales	$113,487	$119,834
Cost of goods sold	(91,696)	(93,694)
Gross margin	21,791	26,140
Selling, general and administrative	(20,196)	(18,236)
Gain on sale of facility	—	1,835
Operating income	1,595	9,739
Other income	181	141
Income before income taxes	1,776	9,880
Income tax provision	(480)	(3,700)
Net income	$1,296	$6,180

Weighted average number of common shares outstanding:
Basic	7,875	7,830
Diluted	7,921	7,937

Earnings per share of common stock:
Basic	$0.16	$0.79
Diluted	$0.16	$0.78

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended September 30,
	2018	2017
Net income	$1,296	$6,180
Other comprehensive income:
Unrealized gain (loss) on securities	18	(25)
Reclassification of realized gains on securities to other income	5	35
Other comprehensive income before taxes	23	10

Income tax expense related to securities gain	(6)	(4)
Other comprehensive gain, net of tax	17	6

Comprehensive income	$1,313	$6,186

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net income	$1,296	$6,180
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,903	1,847
Deferred income taxes	(376)	896
Stock-based compensation expense	549	353
Change in provision for losses on accounts receivable	—	(75)
Gain on disposition of capital assets	(33)	(1,842)
Changes in operating assets and liabilities:
Trade receivables	(2,325)	(3,377)
Inventories	5,919	(4,826)
Other current assets	(2)	(436)
Other assets	—	—
Accounts payable – trade	2,361	1,576
Accrued liabilities	(563)	1,089
Other long-term liabilities	43	147
Net cash provided by operating activities	9,898	1,532

INVESTING ACTIVITIES:
Purchases of investments	(10,016)	(8,022)
Proceeds from sales of investments	8,015	12,020
Proceeds from sale of capital assets	33	6,152
Capital expenditures	(10,434)	(5,075)
Net cash (used in) provided by investing activities	(12,402)	5,075

FINANCING ACTIVITIES:
Dividends paid	(1,729)	(1,565)
Proceeds from issuance of common stock	43	3
Shares issued to employees, withheld for tax	(211)	(473)
Net cash used in financing activities	(1,897)	(2,035)

(Decrease) increase in cash and cash equivalents	(4,401)	4,572
Cash and cash equivalents at beginning of period	27,750	28,874
Cash and cash equivalents at end of period	$23,349	$33,446

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Three Months Ended
	September 30,
	2018	2017
Income taxes paid, net	$—	$115
Capital expenditures in accounts payable	4,006	2,080

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

1.	The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the quarter ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

ACCOUNTING PRONOUNCEMENTS - In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance is effective for annual reporting periods beginning after December 15, 2017, the Company’s fiscal year 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company previously disclosed the intent to adopt the full retrospective method on July 1, 2018. As the adoption in the first quarter of fiscal 2019 was finalized, the new standard provided an immaterial balance sheet adjustment and had no impact on the income statement. Therefore, the Company has changed its adoption to the modified retrospective method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as revenue is recognized when product ownership and risk of loss is transferred to the customer, collectability is probable and the Company has no remaining performance obligations. Thus, the timing of revenue recognition is not impacted by the new standard.

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). For its customer contracts, typically purchase orders, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is transferred to the customer. A good is transferred when the customer obtains control of that good and risk of loss transfers at that point in time.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated base upon agreed percentages. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general and administrative expense (SG&A).

The Company has a limited lifetime warranty on all products. The Company does not offer the option to purchase warranties. The Company accounts for warranties under ASC Subtopic 460, Guarantees, and not as variable consideration related to revenue.

Occasionally the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2018, the Company had $2.2 million of customer deposits. As of September 30, 2018, the Company had $2.5 million of customer deposits.

Upon adoption of ASC 606, the Company elected the following practical expedients and policy elections:

●	Costs for shipping and handling activities that occur before the customer obtains control of the product are accounted for as fulfillment activities. Accordingly, these expenses are recorded at the same time the Company recognizes revenue.

●	Incremental costs of obtaining a contract, specifically commissions, are recorded as an SG&A expense when incurred.

●	All taxes imposed on and concurrent with revenue-producing transactions and collected by the Company from a customer, including sales, use, excise, and franchise taxes are excluded from the measurement of the transaction price.

These accounting treatments are consistent with the Company’s policies prior to adoption of ASC 606. Therefore, there will be no impact to the consolidated financial statements.

Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on financial position, results from operations and cash flows or related disclosures. As such, prior period financial statements were not adjusted.

The following table disaggregates our net sales by product category for the quarter ended September 30, (in millions):

	2018	2017
Residential	$96.1	$101.8
Contract	17.4	18.0
Total	$113.5	$119.8

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	September 30, 2018	June 30, 2018
Raw materials	$12,931	$13,335
Work in process and finished parts	8,169	7,195
Finished goods	69,184	75,674
Total	$90,284	$96,204

3.	FAIR VALUE MEASUREMENTS

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

During the quarter ended September 30, 2018, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of September 30, 2018, the fair market value and book value of the investments are $18.0 million. As of June 30, 2018, the fair market value and book value of the investments were $16.0 million. These assets are classified as Level 1 in accordance with fair value measurements described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (3.26% at September 30, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2018, totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of September 30, 2018. The credit agreement expires June 30, 2019. At September 30, 2018, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.25% at September 30, 2018). No amount was outstanding on the line of credit at September 30, 2018. This line of credit matures December 31, 2018.

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

During the three months ended September 30, 2018, the Company realized an income tax provision reduction of approximately $0.2 million as a result of the Tax Reform federal statutory corporate tax rate change. The effective tax rate for the periods ended September 30, 2018 and 2017 were 27.0% and 37.5%, respectively.

6.	STOCK BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)	Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of September 30, 2018, 102,183 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2016 – June 30, 2019 (2017-2019), July 1, 2017 – June 30, 2020 (2018-2020) and July 1, 2018 – June 30, 2021 (2019-2021). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019, 2018-2020 and 2019-2021. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the quarters ended September 30, 2018 and September 30, 2017, the Company recorded no plan expense. If the target performance goals for 2017-2019, 2018-2020 and 2019-2021 plans would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $0.9 million, $0.6 million and $0.4 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the plan, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarters ended September 30, 2018 and 2017, the Company issued options for 36,095 and 21,439 common shares and recorded expense of $0.3 million and $0.2 million related to stock option grants, respectively.

Under the plan, the Company issued 2,590 and 1,863 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended September 30, 2018 and 2017, respectively.

During the quarter ended September 30, 2018, the Company recorded $0.2 million compensation expense for grants of an aggregate 39,666 restricted stock units under the plan to four executive officers as per their notification of award letters dated July 1, 2018. During the quarter ended September 30, 2017, the Company recorded $0.1 million compensation expense for grants of an aggregate 6,280 restricted stock units under the plan to two executive officers as per their notification of award letters dated July 1, 2017.

During the quarter ended September 30, 2017, the Company issued 2,000 restricted stock units outside of the plan to its Chief Executive Officer as compensation expense related to a Letter Agreement signed June 29, 2012. This was the final restricted stock unit issuance related to the Letter Agreement.

At September 30, 2018, 437,117 shares were available for future grants under the plan.

2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. No additional options can be granted under the 2006 and 2009 stock option plans. A summary of the status of the Company’s stock plans as of September 30, 2018, June 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2017	187	$27.21	$5,039
Granted	21	45.21
Exercised	(21)	18.89
Canceled	(21)	26.77
Outstanding and exercisable at June 30, 2018	166	30.65	1,841
Granted	36	32.80
Exercised	(3)	17.23
Canceled	(3)	45.46
Outstanding and exercisable at September 30, 2018	196	$30.97	$744

The following table summarizes information for options outstanding and exercisable at September 30, 2018:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$6.96 – 13.90	17	2.1	$11.16
17.23 – 19.77	26	3.5	18.88
20.50 – 27.57	36	4.8	25.54
31.06 – 32.80	65	8.3	32.30
43.09 – 47.45	52	8.0	45.36
$6.96 – 47.45	196	6.4	$30.97

7.	EARNINGS PER SHARE

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

In computing EPS for the quarters ended September 30, 2018 and 2017, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended September 30,
(in thousands)	2018	2017
Basic shares	7,875	7,830
Potential common shares:
Stock options	40	89
Long-term incentive plan	—	16
Non-vested shares	6	2
	46	107
Diluted shares	7,921	7,937
Anti-dilutive shares	52	—

Cash dividends declared per common share were $0.22 for the quarters ended September 30, 2018 and 2017.

8.	LITIGATION

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. As of October 19, 2018, the Company has not finalized the AOC with the EPA. The Company maintains its position that it did not cause nor contribute to the contamination. However, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30), the Company accrued and reflected $3.6 million in the financial results for the quarter ended September 30, 2018. The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

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

As of October 26, 2018, there were no subsequent events.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2018 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarters ended September 30, 2018 and 2017. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended September 30,
	2018	2017
Net sales	100.0%	100.0%
Cost of goods sold	(80.8)	(78.2)
Gross margin	19.2	21.8
Selling, general and administrative	(17.8)	(15.2)
Gain on sale of facility	—	1.6
Operating income	1.4	8.2
Other income, net	0.1	0.1
Income before income taxes	1.5	8.3
Income tax provision	(0.4)	(3.1)
Net income	1.1%	5.2%

Results of Operations for the Quarter Ended September 30, 2018 vs. 2017

The following table compares net sales for the quarter ended September 30, (in millions):

	2018	2017	$ Change	% Change
Residential	$96.1	$101.8	$(5.7)	-5.6%
Contract	17.4	18.0	(0.6)	-3.3%
Total	$113.5	$119.8	$(6.3)	-5.3%

For the first quarter, net sales were $113.5 million, down 5.3% to prior year quarter. Residential decreased 5.6% within the quarter primarily driven by products sold through ecommerce. The Company experienced higher returns, allowances and promotional costs related to the sales of its ecommerce products as these sales continue to stabilize after the partial implementation of the business information system in the fourth quarter. On a sequential quarter basis, ecommerce product volume improved mid-single digits. Contract net sales decreased 3.3% due to volume declines in commercial office products as we intentionally scaled back our offering in this category to improve profitability offset by strong double-digit growth in our recreational vehicle products.

Gross margin as a percent of net sales for the quarter ended September 30, 2018 was 19.2% compared to 21.8% for the prior year quarter. Higher labor costs drove approximately 200 basis points of deterioration in the fiscal first quarter in comparison to the prior year quarter. Pricing initiatives fully offset inflation in steel, plywood and poly foam in the first quarter. The classification of certain rebates as a reduction of revenue in the current year quarter, which in the prior year quarter had been considered selling, general and administrative expense, also impacted the quarter results compared to prior year quarter.

Selling, general and administrative (SG&A) expenses were 17.8% of net sales in the quarter ended September 9, 2018 compared to 15.2% of net sales in the prior year quarter. The first quarter SG&A expenses includes $1.3 million pre-tax expense for one-time severance and ancillary costs related to the September 30, 2018 retirement of Karel Czanderna, former President and Chief Executive Officer. On an after-tax basis, the expense represents $1.0 million or $0.13 per share. The Company’s SG&A expenses increased 40 basis points to support its strategic digital marketing investment aimed at directly influencing consumers as they dream and plan on-line for future furniture purchases. Quarter results were also impacted by higher costs associated with the new business information system, initial phases of relocating the Dubuque operation to its new facility and lost volume leverage, partially offset by the classification of certain rebates as a reduction of sales to be consistent with ASC Topic 606.

During the prior year quarter, the Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million. On an after-tax basis, the gain represents $1.1 million or $0.14 per share.

The effective tax rate for the current year quarter was 27.0% compared to 37.5% in the prior year quarter. The current fiscal year results were positively impacted by the passage of the Tax Cuts and Jobs Act. For the fiscal year 2019, the Company expects an effective tax rate range of 25% to 27%.

The above factors resulted in net income of $1.3 million or $0.16 per share for the quarter ended September 30, 2018, compared to $6.2 million or $0.78 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2018 was $139.8 million compared to $148.7 million at June 30, 2018. Primary changes in working capital include decreases in inventory of $5.9 million and cash and cash equivalents of $4.4 million, and increases in accounts receivable of $2.3 million, accounts payable of $2.3 million and investments of $2.0 million.

For the quarter ended September 30, 2018, capital expenditures were $10.4 million including $8.1 million for the Company’s new manufacturing facility and $1.8 million invested to upgrade the business information system. During the quarter ended September 30, 2018, dividend payments increased to $1.7 million from $1.6 million during the prior year period.

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (3.26% at September 30, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2018 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2019.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.25% at September 30, 2018). No amount was outstanding on the line of credit at September 30, 2018. This line of credit matures December 31, 2018.

Net cash provided by operating activities of $9.9 million for the quarter ended September 30, 2018 was comprised primarily of net income of $1.3 million, depreciation of $1.9 million, a decrease in inventory of $5.9 million, and increases in accounts receivable of $2.3 million and accounts payable of $2.4 million. Net cash provided by operating activities for the quarter ended September 30, 2017 was $1.5 million.

Net cash used in investing activities was $12.4 million for the quarter ended September 30, 2018 compared to net cash provided by investing activities of $5.1 million for the quarter ended September 30, 2017. Capital expenditures were $10.4 million and $5.1 million during the quarters ended September 30, 2018 and 2017, respectively. Proceeds from the sale of capital assets was $6.2 million during the quarter ended September 30, 2017.

Net cash used in financing activities was $1.9 million in the quarter ended September 30, 2018 primarily due to dividends paid of $1.7 million. Net cash used in financing activities was $2.0 million for the quarter ended September 30, 2017 primarily due to dividends paid of $1.6 million.

Capital expenditures are estimated to be $14 million for the remainder of fiscal 2019. Management believes that the Company has adequate cash and cash equivalents, investments, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2019. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of September 30, 2018, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2018.

Outlook

The Company expects sequential near-term revenue and earnings growth, subject to the impact of current and impending tariffs. The Company remains committed to its core strategies, which include providing a wide range of quality product offerings and price points to the residential and contract markets, combined with a conservative approach to business. We strive for an agile business model and supply chain to adapt to changing customer requirements in all the markets we serve with the expectations that the Company grows faster than the market. The Company will maintain its focus on a strong balance sheet through emphasis on cash flow and increasing profitability. The Company believes these core strategies are in the best interest of its shareholders.

The management team is focused on making progress in three key areas to improve business results. With the implementation of the new business information system in the fourth quarter, the Company experienced higher than expected disruption to customers which resulted in service level penalties and volume impacts. The management team made progress on stabilizing the system and expects to see improvement in service level during the remainder of fiscal 2019. However, given the disruption, especially in ecommerce products, the Company expects volume to recover at a slower rate over the coming quarters.

Labor in the first quarter improved in comparison to the fourth quarter results as the Company reduced excess labor capacity and annualized the government mandated labor wage increase in our Mexican facility. Labor efficiency and utilization continued to be a challenge in the quarter. The management team is identifying and implementing additional initiatives to further mitigate increased labor costs.

Last, import tariffs were implemented late in the first fiscal quarter. The Company participated in the October High Point Market and is anticipating potential for volume declines if the tariff is escalated to 25%. The Company has reduced acquisition costs and increased prices to mitigate but not eliminate the tariff impact. If new tariffs are levied, additional cost reductions and price increases would be required to mitigate negative impacts on the business. Current and future price increases may have an adverse impact on volume. Inability to reduce acquisition costs or pass through pricing to mitigate the tariffs poses significant risk to current and future earnings.

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

Foreign Currency Risk – During the quarters ended September 30, 2018 and 2017, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2018, the Company did not have any debt outstanding.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our interim president and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2018.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2018, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Other than the item mentioned below, there has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on goods imported into the United States from China, including all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25% on January 1, 2019. In fiscal 2018, approximately 44% of the Company’s sales were imported from China. Inability to reduce acquisition costs or pass through price increases may have an adverse impact on sales volume, earnings and liquidity.

Item 5.	Other Information

The Company filed a Current Report on Form 8-K on September 26, 2018 to disclose that Karel K. Czanderna, the Company’s former President, Chief Executive Officer and Director, and the Company had entered into a Retirement Agreement and Release (“Agreement”). The Company and Ms. Czanderna have entered into an amendment to the Agreement dated October 25, 2018 clarifying that Ms. Czanderna will have three years from her September 9, 2018 retirement date to exercise her outstanding options.

The foregoing description of the Amendment to Retirement Agreement and Release is qualified in its entirety by reference to such amendment filed with this Form 10-Q as Exhibit 10.1.

Item 6.	Exhibits

10.1	Amendment to Retirement Agreement and Release, dated October 25, 2018.

31.1	Certification

31.2	Certification

32	Certification by Interim President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	October 30, 2018	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
(Principal Financial & Accounting Officer)