Form 10-Q
period 2018-12-31
FLEXSTEEL INDUSTRIES INC
filed 2019-02-06
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐      Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☑

Common Stock - $1.00 Par Value Shares Outstanding as of January 20, 2019	7,890,202

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)
	December 31,	June 30,
	2018	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,581	$27,750
Investments	7,985	15,951
Trade receivables – less allowances:
December 31, 2018, $100; June 30, 2018, $1,100	42,685	41,253
Inventories	93,905	96,204
Other	10,419	8,476
Total current assets	180,575	189,634
NON-CURRENT ASSETS:
Property, plant and equipment, net	102,614	90,725
Deferred income taxes	1,495	1,455
Other assets	2,406	2,479
TOTAL	$287,090	$284,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$18,978	$17,228
Accrued liabilities:
Payroll and related items	5,340	5,459
Insurance	4,432	4,439
Advertising	4,954	4,192
Environmental remediation	3,600	3,600
Other	6,362	6,011
Total current liabilities	43,666	40,929
LONG-TERM LIABILITIES:
Other liabilities	1,638	1,666
Total liabilities	45,304	42,595

SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares;
outstanding December 31, 2018, 7,888,702 shares;
outstanding June 30, 2018, 7,868,298 shares	7,889	7,868
Additional paid-in capital	27,012	26,321
Retained earnings	208,945	209,553
Accumulated other comprehensive loss	(2,060)	(2,044)
Total shareholders’ equity	241,786	241,698
TOTAL	$287,090	$284,293

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	$118,352	$129,392	$231,839	$249,226
Cost of goods sold	(96,878)	(101,990)	(188,574)	(195,684)
Gross margin	21,474	27,402	43,265	53,542
Selling, general and administrative	(19,371)	(19,679)	(39,567)	(37,915)
Gain on sale of facility	—	—	—	1,835
Operating income	2,103	7,723	3,698	17,462
Other income	58	158	239	299
Income before income taxes	2,161	7,881	3,937	17,761
Income tax provision	(595)	(1,660)	(1,075)	(5,360)
Net income	$1,566	$6,221	$2,862	$12,401

Weighted average number of common shares outstanding:
Basic	7,885	7,847	7,880	7,839
Diluted	7,917	7,937	7,922	7,931
Earnings per share of common stock:
Basic	$0.20	$0.79	$0.36	$1.58
Diluted	$0.20	$0.78	$0.36	$1.56

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net income	$1,566	$6,221	$2,862	$12,401
Other comprehensive (loss) income:
Unrealized gain (loss) on securities	64	(59)	82	(84)
Reclassification of realized (loss) gain on securities to other income	(107)	40	(103)	75
Other comprehensive loss before taxes	(43)	(19)	(21)	(9)
Income tax benefit related to securities loss	11	8	6	4
Other comprehensive loss, net of tax	(32)	(11)	(15)	(5)
Comprehensive income	$1,534	$6,210	$2,847	$12,396

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$2,862	$12,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,734	3,633
Deferred income taxes	(35)	720
Stock-based compensation expense	871	592
Change in provision for losses on accounts receivable	(86)	(75)
Gain on disposition of capital assets	(42)	(1,794)
Changes in operating assets and liabilities:
Trade receivables	(1,346)	(5,014)
Inventories	2,299	(10,827)
Other current assets	(1,980)	(391)
Accounts payable – trade	3,590	1,584
Accrued liabilities	946	325
Other long-term liabilities	117	146
Net cash provided by operating activities	10,930	1,300

INVESTING ACTIVITIES:
Purchases of investments	(12,572)	(20,099)
Proceeds from sales of investments	20,515	18,045
Proceeds from sale of capital assets	42	6,152
Capital expenditures	(17,462)	(12,902)
Net cash used in investing activities	(9,477)	(8,804)

FINANCING ACTIVITIES:
Dividends paid	(3,463)	(3,290)
Proceeds from issuance of common stock	52	51
Shares issued to employees, net of shares withheld	(211)	(552)
Net cash used in financing activities	(3,622)	(3,791)

Decrease in cash and cash equivalents	(2,169)	(11,295)
Cash and cash equivalents at beginning of period	27,750	28,874
Cash and cash equivalents at end of period	$25,581	$17,579

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Six Months Ended
	December 31,
	2018	2017
Income taxes paid, net	$1,430	$5,050
Capital expenditures in accounts payable	2,244	1,826

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2018

1.	BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) incorporated in 1929 is celebrating its 125th anniversary of the Company’s founding in 1893. Flexsteel Industries, Inc. is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, hotel, healthcare, recreational vehicle, marine and office, the Company distributes its furniture throughout the United States and Canada through the Company’s sales force and various independent representatives.

ADOPTED ACCOUNTING PRONOUNCEMENTS - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance is effective for annual reporting periods beginning after December 15, 2017, the Company’s fiscal year 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the modified retrospective method on July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as revenue is recognized when product ownership and risk of loss is transferred to the customer, collectability is probable and the Company has no remaining performance obligations. Thus, the timing of revenue recognition is not impacted by the new standard.

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). For its customer contracts, typically purchase orders, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is transferred to the customer. A good is transferred when the customer obtains control of that good and risk of loss transfers at a point in time.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated agreed upon percentages. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general and administrative expense (SG&A).

The Company has a limited lifetime warranty on all products. The Company does not offer the option to purchase warranties. The Company accounts for warranties under ASC 460, Guarantees, and not as variable consideration related to revenue.

Occasionally the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2018, the Company had $2.2 million of customer deposits. As of December 31, 2018, the Company had $1.9 million of customer deposits.

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

The following table disaggregates the Company’s net sales by product category for the quarter ended December 31, (in millions):

	2018	2017
Residential	$99.4	$110.8
Contract	19.0	18.6
Total	$118.4	$129.4

The following table disaggregates the Company’s net sales by product category for the six months ended December 31, (in millions):

	2018	2017
Residential	$195.4	$212.6
Contract	36.4	36.6
Total	$231.8	$249.2

UNADOPTED ACCOUNTING PRONOUNCEMENTS – In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases and will expand disclosure requirements. The new guidance was issued to increase transparency and comparability among companies. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which is it adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, the Company expects to adopt the new guidance in the first quarter of fiscal 2020 using the new transition election to not restate comparative periods. The Company is still evaluating the impact to its consolidated financial statements and footnote disclosures.

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	December 31, 2018	June 30, 2018
Raw materials	$13,615	$13,335
Work in process and finished parts	7,590	7,195
Finished goods	72,700	75,674
Total	$93,905	$96,204

3.	FAIR VALUE MEASUREMENTS

The Company’s cash and cash equivalents, investments, trade receivables, other current assets, accounts payable – trade and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. GAAP on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

During the quarter ended December 31, 2018, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which were recorded at fair market value. These securities were classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses were recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of December 31, 2018, the fair market value and book value of the investments were $8.0 million. As of June 30, 2018, the fair market value and book value of the investments were $16.0 million. These assets were classified as Level 1 in accordance with fair value measurements described above.

4.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (4.50% at December 31, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2018, totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of December 31, 2018. The credit agreement expires June 30, 2019. At December 31, 2018, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.50% at December 31, 2018). No amount was outstanding on the line of credit at December 31, 2018. This line of credit matures December 31, 2019.

5.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”) was enacted, which, among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company remeasured its deferred tax assets and liabilities and adjusted its estimated annual federal income tax rate to incorporate the lower corporate tax rate into the tax provision.

During the quarters ended December 31, 2018 and 2017, the effective tax rates were 27.5% and 21.1%, respectively. The prior year quarter was positively impacted by a one-time adjustment for the passage of the Tax Reform. During the six months ended December 31, 2018 and 2017, the effective tax rates were 27.3% and 30.2%, respectively.

6.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation:

(1)	Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of December 31, 2018, 102,183 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2016 – June 30, 2019 (2017-2019), July 1, 2017 – June 30, 2020 (2018-2020) and July 1, 2018 – June 30, 2021 (2019-2021). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019, 2018-2020 and 2019-2021. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the quarter and six months ended December 31, 2018 and December 31, 2017, the Company recorded no plan expense. If the target performance goals for 2017-2019, 2018-2020 and 2019-2021 plans would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $0.9 million, $0.6 million and $0.4 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the Omnibus Stock Plan, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarter ended December 31, 2018, the Company issued options for 30,210 common shares and recorded expense of $0.1 million related to the stock option grants. The Company did not issue options or record expense for the quarter ended December 31, 2017.

During the six months ended December 31, 2018 and 2017, the Company issued options for 66,305 and 21,439 common shares and recorded expense of $0.4 million and $0.2 million related to stock option grants, respectively.

Under the Omnibus Stock Plan, the Company issued 3,675 and 1,701 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended December 31, 2018 and 2017, respectively. The Company issued 6,265 and 3,564 shares to non-executive directors as compensation and recorded expense of $0.2 million during the six months ended December 31, 2018 and 2017, respectively.

During the three and six months ended December 31, 2018, the Company recorded $0.1 million and $0.3 million compensation expense for grants of an aggregate 39,666 restricted stock units under the plan to four executive officers as per their notification of award letters dated July 1, 2018. In addition, the Company awarded 30,000 restricted stock units and 3,186 restricted stock shares to its Chief Executive Officer per notification of award letters dated December 28, 2018. The Company recorded no compensation expense related to these grants to the Chief Executive Officer for the quarter and six months ended December 31, 2018. During the three and six months ended December 31, 2017, the Company recorded $0.1 million and $0.2 million compensation expense for grants of an aggregate 6,280 restricted stock units under the plan to two executive officers as per their notification of award letters dated July 1, 2017.

At December 31, 2018, 406,152 shares were available for future grants under the plan.

2006 and 2009 Stock Option Plans

The 2006 and 2009 Stock Option Plans are for key employees, officers and directors and provide for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. No additional options can be granted under the 2006 and 2009 Stock Option Plans.

(3)	Outside a Plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside any Company stock plan. The Company recorded no compensation expense related to this grant during the quarter and six months ended December 31, 2018.

(4)	Summary

A summary of the status of the Company’s stock plans as of December 31, 2018, June 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding and exercisable at June 30, 2017	187	$27.21	$5,039
Granted	21	45.21
Exercised	(21)	18.89
Canceled	(21)	26.77
Outstanding and exercisable at June 30, 2018	166	30.65	1,841
Granted	66	27.87
Exercised	(4)	13.81
Canceled	(7)	36.58
Outstanding and exercisable at December 31, 2018	221	$29.90	$246

The following table summarizes information for options outstanding and exercisable at December 31, 2018:

		Weighted Average
Range of Prices	Options Outstanding and Exercisable (in thousands)	Remaining Life (years)	Exercise Price
$8.55 – 13.90	14	2.2	$11.91
17.23 – 19.77	26	3.3	18.88
20.50 – 27.57	66	7.0	23.91
31.06 – 32.80	64	8.0	32.30
43.09 – 47.45	51	7.7	45.37
$8.55 – 47.45	221	6.7	$29.90

7.	EARNINGS PER SHARE

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

In computing EPS for the quarters ended December 31, 2018 and 2017, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands)	2018	2017	2018	2017
Basic shares	7,885	7,847	7,880	7,839
Potential common shares:
Stock options	20	73	33	75
Long-term incentive plan	—	14	—	15
Non-vested shares	12	3	9	2
	32	90	42	92
Diluted shares	7,917	7,937	7,922	7,931
Anti-dilutive shares	141	—	115	—

Cash dividends declared per common share were $0.22 and $0.44 for the quarters and six months ended December 31, 2018 and 2017.

8.	LITIGATION

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site (the “Lane Street Site”) located in Elkhart, Indiana from the U.S. Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. On October 12, 2017, the Company offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter. On November 6, 2017, the settlement offer extended on October 12, 2017 was rejected.

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. During the latter part of 2018, Flexsteel submitted to the EPA its proposed work plan for the upgradient testing to be conducted pursuant to the draft AOC. The EPA provided comments on that documentation on December 4, 2018. On January 23, 2019, Flexsteel submitted responses to the EPA’s comments and revised work plan documents. As of January 25, 2019, the Company has not finalized the AOC with the EPA. The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated financials for the quarter and six months ended December 31, 2018 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

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

As of January 25, 2019, there were no subsequent events, other than the items mentioned in Note 8.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our 2018 annual report on Form 10-K, with the exception of adopting the new revenue recognition standard (ASC 606) in the first quarter of fiscal 2019, as described in Note 1 of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarters ended December 31, 2018 and 2017. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(81.8)	(78.8)	(81.3)	(78.5)
Gross margin	18.2	21.2	18.7	21.5
Selling, general and administrative	(16.4)	(15.2)	(17.1)	(15.2)
Gain on sale of facility	—	—	—	0.7
Operating income	1.8	6.0	1.6	7.0
Other (expense) income, net	—	0.1	0.1	0.1
Income before income taxes	1.8	6.1	1.7	7.1
Income tax provision	(0.5)	(1.3)	(0.5)	(2.1)
Net income	1.3%	4.8%	1.2%	5.0%

Results of Operations for the Quarter Ended December 31, 2018 vs. 2017

The following table compares net sales for the quarter ended December 31, (in millions):

	2018	2017	$ Change	% Change
Residential	$99.4	$110.8	$(11.4)	-10.3%
Contract	19.0	18.6	0.4	2.2%
Total	$118.4	$129.4	$(11.0)	-8.5%

Net sales were $118.4 million for the quarter compared to record net sales of $129.4 million in the prior year quarter, a decrease of 8.5% from the prior year period. Lower residential net sales were primarily driven by decreased unit volume in residential ecommerce product, followed by lower volume in home furnishings products. Despite being lower than prior year quarter, the Company’s product sales volume through ecommerce distribution continued to rebound after channel disruption due to the partial implementation of the business information system in the fourth quarter of fiscal 2018. Overall, on a sequential quarter basis, residential product unit volume excluding products sold through ecommerce distribution, improved by a percentage in the low-single digits. Higher second quarter contract net sales were primarily driven by double-digit increased volume in recreational vehicle and healthcare products offset by the delivery timing of hospitality products and the previously disclosed plan to decrease sales to certain commercial office product customers.

Gross margin as a percent of net sales for the quarter ended December 31, 2018 was 18.2% compared to 21.2% for the prior year quarter. The quarter decrease in gross margin as a percentage of net sales was primarily driven by increased labor and raw material costs, partially offset by sell price increases. Labor costs moderated but remained higher than expected and accounted for approximately 130 basis point decrease for the second quarter. Raw material price increases, primarily in polyurethane and plywood, resulted in approximately 60 basis points of gross margin deterioration during the current quarter compared to the prior year quarter. Onetime costs associated with the relocation of equipment and inventory to the new Dubuque manufacturing facility in the second quarter resulted in an adverse impact to gross margin of 40 basis points. The move is expected to be completed during the third fiscal quarter of 2019. Consistent with ASC 606, the classification of certain rebates as a reduction of sales adversely impacted the quarter results by approximately 80 basis points.

Selling, general and administrative (SG&A) expenses were 16.4% of net sales in the second quarter, compared to 15.2% of net sales in the second quarter of fiscal 2018. The Company’s SG&A expenses increased 50 basis points during the second quarter due to the transition of SAP consulting services from capitalizable development services to stabilization maintenance services.

The Company incurred $0.7 million pre-tax SG&A expense, or 60 basis points, during the quarter ended December 31, 2018 due to expenses associated with the appointment of Jerry Dittmer as President and Chief Executive Officer. On an after-tax basis, the expense represents $0.5 million or $0.07 per share.

The effective tax rate for the second quarter was 27.5% compared to 21.1% in the prior year quarter. The prior year quarter was positively impacted by a one-time adjustment for the passage of the Tax Cuts and Jobs Act (Tax Reform).

The above factors resulted in net income of $1.6 million or $0.20 per share for the quarter ended December 31, 2018, compared to $6.2 million or $0.78 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Six Months Ended December 31, 2018 vs. 2017

The following table compares net sales for the six months ended December 31, (in millions):

	2018	2017	$ Change	% Change
Residential	$195.4	$212.6	$(17.2)	-8.1%
Contract	36.4	36.6	(0.2)	-0.5%
Total	$231.8	$249.2	$(17.4)	-7.0%

Net sales were $231.8 million for the six months ended December 31, 2018, compared to $249.2 million in the prior year six-month period, a decrease of 7.0% from the prior year period. Lower residential net sales for the current six-month period were primarily driven by decreased unit volume in residential ecommerce product, followed by lower unit volume in home furnishings products. Despite being lower than prior year quarter, the Company’s product sales volume through ecommerce distribution continued to rebound after channel disruption due to the partial implementation of the business information system in the fourth quarter of fiscal 2018. Current year contract net sales were primarily driven by double-digit increased volume in recreational vehicle products offset by the previously disclosed plan to decrease sales to certain commercial office product customers.

For the six months ended December 31, 2018, gross margin as a percent of net sales was 18.7%, compared to 21.5% for the prior year period. The current fiscal year decrease in gross margin as a percentage of net sales was primarily driven by increased labor and raw material costs partially offset by sell-price increases. Labor costs moderated but remained higher than expected and accounted for approximately 160 basis point decrease for the fiscal year versus the comparable prior year period. Raw material price increases, primarily in polyurethane and plywood, resulted in approximately 100 basis points of gross margin deterioration during the current fiscal year compared to the prior fiscal year. Onetime costs associated with the relocation of equipment and inventory to the new Dubuque manufacturing facility in the second quarter resulted in an adverse impact to gross margin of 20 basis points for the six months ended December 31, 2018. The move is expected to be completed during the third fiscal quarter of 2019. Consistent with ASC 606, the classification of certain rebates as a reduction of sales adversely impacted the current fiscal year results by approximately 80 basis points.

Selling, general and administrative (SG&A) expenses were 17.1% of net sales in the current fiscal year, compared to 15.2% of net sales in the prior year period. The Company’s SG&A expenses increased 30 basis points during the current fiscal year due to the transition of SAP consulting services from capitalizable development services to stabilization maintenance services.

The Company incurred $0.7 million pre-tax SG&A expense, or 30 basis points, during the six-month period ended December 31, 2018 due to expenses associated with the appointment of Jerry Dittmer as President and Chief Executive Officer. On an after-tax basis, the expense represents $0.5 million or $0.07 per share. SG&A expenses for the six months also included $1.3 million pre-tax expense for one-time severance and ancillary costs related to the retirement of the former president and chief executive officer. On an after-tax basis, the expense represents $1.0 million or $0.13 per share.

During the prior fiscal year six-month period, the Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million. On an after-tax basis, the gain represents $1.3 million or $0.16 per share.

The effective tax rate for the six months ended December 31, 2018 was 27.3% compared to 30.2% in the prior year period.

The above factors resulted in net income of $2.9 million or $0.36 per share for the six-months ended December 31, 2018 compared to $12.4 million or $1.56 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2018 was $136.9 million compared to $148.7 million at June 30, 2018. Primary changes in working capital included increases of $1.9 million in other current assets and $1.8 million in accounts payable and decreases in investments of $8.0 million, inventory of $2.3 million and cash and cash equivalents of $2.2 million.

For the six months ended December 31, 2018, capital expenditures were $17.5 million, including $13.3 million for the Company’s new manufacturing facility. During the six months ended December 31, 2018, dividend payments increased to $3.5 million from $3.3 million during the prior year period.

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (4.50% at December 31, 2018), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2018 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2019.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.50% at December 31, 2018). No amount was outstanding on the line of credit at December 31, 2018. This line of credit matures December 31, 2019.

Net cash provided by operating activities of $10.9 million for the six months ended December 31, 2018 was comprised primarily of net income of $2.9 million, depreciation of $3.7 million, a decrease in inventory of $2.3 million, and increases in accounts payable of $3.6 million and accounts receivable of $1.3 million. Net cash provided by operating activities for the six months ended December 31, 2017 was $1.3 million.

Net cash used in investing activities was $9.5 million for the six months ended December 31, 2018 compared to net cash used in investing activities of $8.8 million for the six months ended December 31, 2017. Capital expenditures were $17.5 million and $12.9 million during the six months ended December 31, 2018 and 2017, respectively. Net proceeds from sales of investments were $7.9 million during the six months ended December 31, 2018.

Net cash used in financing activities was $3.6 million for the six months ended December 31, 2018 primarily due to dividends paid of $3.5 million. Net cash used in financing activities was $3.8 million for the six months ended December 31, 2017 primarily due to dividends paid of $3.3 million.

Capital expenditures are estimated to be $2 million for the remainder of fiscal 2019. Management believes that the Company has adequate cash and cash equivalents, investments, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2019. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of December 31, 2018, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2018.

Outlook

In addition to delivering on sales growth opportunities, management is focused on making progress in three key areas to improve operating results:

1.       SAP stabilization and finalizing the future roll out plan;

2.       Productivity improvement and operational execution; and

3.       Current and future tariff mitigation.

SAP Stabilization and Future Planning Status

With the partial implementation of the new business information system in fiscal fourth quarter of 2018, the Company experienced higher than expected disruption to customers that resulted in service level penalties and volume impacts. These disruptions and higher costs extended into the first fiscal quarter of 2019. During the second fiscal quarter of 2019, the implementation team reorganized, including bringing in new leadership and implementing a long-term support structure. This team made significant progress in system stabilization and customer service level improvements back to near normal rates. Because of the large order volumes and quick ship requirements, the ecommerce channel requires time to rebuild credibility through consistent and flawless delivery execution after disappointing customers. Therefore, the rate of recovery is paced to the Company’s ability to sustain service levels consistent with historically normal and expected performance.

Upon further review and consideration of the first deployment of SAP S/4 HANA and poor execution due primarily to applicability of system design and solution, Company readiness and resourcing constraints, the Company is re-evaluating the solution, the business needs, resource capability, the timeline and cost of moving forward. This re-evaluation includes analyzing the total investment to date, the viability of the investment to fulfill the needs of the business and the probability of success of migrating the remaining portions of the business without significant rework of the system design and undergoing deeper business process transformation.

The Company’s balance sheet at December 31, 2018 includes $26 million in net book value related to the SAP business information system. In the fourth quarter of fiscal 2018, the Company stated that it would complete the remaining deployment of SAP during fiscal 2020. The Company no longer believes this timeline is achievable. Instead, the Company will be completing the re-evaluation activities as described above with a thorough evaluation of the work completed to date including financial implications, its usefulness in the context of further implementation, the implications of that assessment mainly financial in nature, the provision of a revised scope, if applicable, and an outlook on timing and cost of project completion. The Company expects this re-evaluation and go forward plan to be completed by the end of this fiscal year.

Productivity and Operational Execution

Excluding labor inefficiencies attributable to the Dubuque manufacturing facility relocation, labor costs in the second quarter improved compared to first quarter results as the Company reduced excess labor capacity. While labor efficiency and utilization continued to be a challenge in the quarter, management is identifying and implementing additional initiatives to further mitigate increased labor costs, enhance service levels and reduce lead times.

Tariff Mitigation

The Company has worked to reduce Chinese sourced product costs in order to mitigate the size of sell price increases passed through to the marketplace during the first tariff implementation in September 2018. Although difficult to quantify, the Company believes there has been an adverse impact on order rates due to the current tariff level as some retailers have altered buying patterns and quantities since tariff implementation.

The Company anticipates additional volume declines if the tariff is escalated to 25% in March 2019. In preparation for the potential 25% tariff, the Company is aggressively working on supply chain realignment to provide cost reductions and mitigate price increases. Depending on the level of price increase at wholesale, which passes through to retail, there could be significant volume contraction in residential home furnishings. Inability to reduce Chinese sourced product costs or pass through pricing to mitigate the tariffs poses significant risk to current and future earnings.

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

Foreign Currency Risk – During the quarters ended December 31, 2018 and 2017, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2018, the Company did not have any debt outstanding.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2018.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2018, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on goods imported into the United States from China, including all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25% on March 1, 2019. In fiscal 2018, approximately 44% of the Company’s sales were imported from China. Inability to reduce acquisition costs or pass through price increases may have an adverse impact on sales volume, earnings and liquidity.

The Company will be analyzing the SAP S/4 HANA solution designed and partially implemented to date. The analysis will include the total investment expended, the viability of the system design to fulfill the needs of the business, the probability and level of rework of the system design while also evaluating the potential need to undergo deeper business process transformation prior to further roll out and implementation of the solution. These activities and analyses may lead to the potential impairment of a significant portion of the capital expenditure invested to date. The net book value associated with the SAP business information system included in property, plant, and equipment in the consolidated balance sheet as of December 31, 2018 was $26 million.

Item 6.	Exhibits

10.1	Executive Employment Agreement, dated December 28, 2018 with Jerald K. Dittmer.
10.2	Notification of Non-Statutory Stock Option Award, dated December 28, 2018 for Jerald K. Dittmer.
10.3	Notification of Restricted Stock Award, dated December 28, 2018 for Jerald K. Dittmer.
10.4	Form of Notification of Non-Statutory Stock Option Award.
31.1	Certification
31.2	Certification
32	Certification by President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	February 6, 2019	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton Chief Financial Officer (Principal Financial & Accounting Officer)