Form 10-Q
period 2019-03-31
FLEXSTEEL INDUSTRIES INC
filed 2019-05-02
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

(563) 556-7730

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FLXS	The Nasdaq Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 23, 2019	7,894,178

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31, 2019	June 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,587	$27,750
Investments	—	15,951
Trade receivables – less allowances:
March 31, 2019, $157; June 30, 2018, $1,100	40,128	41,253
Inventories	95,928	96,204
Other	15,230	8,476
Total current assets	179,873	189,634
NON-CURRENT ASSETS:
Property, plant and equipment, net	83,001	90,725
Deferred income taxes	1,205	1,455
Other assets	1,336	2,479
TOTAL	$265,415	$284,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable – trade	$16,480	$17,228
Accrued liabilities:
Payroll and related items	4,536	5,459
Insurance	4,616	4,439
Advertising	3,251	4,192
Environmental remediation	3,600	3,600
Other	5,274	6,011
Total current liabilities	37,757	40,929
LONG-TERM LIABILITIES:
Other liabilities	1,032	1,666
Total liabilities	38,789	42,595
SHAREHOLDERS’ EQUITY:
Common stock – $1 par value; authorized 15,000,000 shares; outstanding March 31, 2019, 7,894,178 shares; outstanding June 30, 2018, 7,868,298 shares	7,894	7,868
Additional paid-in capital	27,080	26,321
Retained earnings	191,657	209,553
Accumulated other comprehensive loss	(5)	(2,044)
Total shareholders’ equity	226,626	241,698
TOTAL	$265,415	$284,293

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	$111,542	$126,861	$343,381	$376,087
Cost of goods sold	(90,214)	(99,229)	(278,786)	(294,913)
Gross margin	21,328	27,632	64,595	81,174
Selling, general and administrative	(22,915)	(19,681)	(62,484)	(57,596)
Environmental remediation	—	(3,600)	—	(3,600)
ERP impairment	(18,668)	—	(18,668)	—
Gain on sale of facility	—	—	—	1,835
Operating income (loss)	(20,255)	4,351	(16,557)	21,813
Other income	158	158	397	457
Income before income taxes	(20,097)	4,509	(16,160)	22,270
Income tax provision	4,545	(1,430)	3,470	(6,790)
Net income (loss)	$(15,552)	$3,079	$(12,690)	$15,480

Weighted average number of common shares outstanding:
Basic	7,892	7,853	7,884	7,844
Diluted	7,892	7,930	7,884	7,929

Earnings per share of common stock:
Basic	$(1.97)	$0.39	$(1.61)	$1.97
Diluted	$(1.97)	$0.39	$(1.61)	$1.95

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net income (loss)	$(15,552)	$3,079	$(12,690)	$15,480
Other comprehensive income (loss):
Unrealized gain (loss) on securities	157	(62)	240	(146)
Reclassification of realized gain (loss) on securities to other income	(107)	38	(211)	113
Unrealized gains (losses) in securities before taxes	50	(24)	29	(33)
Income tax benefit related to securities gains (losses)	(13)	6	(8)	11
Net unrealized gains (losses) on securities	37	(18)	21	(22)
Reclassification of realized gains (losses) on terminated pension	2,727	—	2,727	—
Income tax (expense) benefit related to terminated pension	(709)	—	(709)	—
Net realized gain on terminated pension	2,018	—	2,018	—
Other comprehensive income (loss), net of tax	2,055	(18)	2,039	(22)
Comprehensive income (loss)	$(13,497)	$3,061	$(10,651)	$15,458

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2018	$7,868	$26,321	$209,553	$(2,044)	$241,698
Issuance of common stock:
Stock options exercised, net	5	76	—	—	81
Unrealized gain on available for sale investments, net of tax	—	—	—	21	21
Long-term incentive compensation	7	(315)	—	—	(308)
Stock-based compensation	14	998	—	—	1,012
Net realized gain on terminated pension, net of tax	—	—	—	2,018	2,018
Cash dividends declared	—	—	(5,206)	—	(5,206)
Net loss	—	—	(12,690)	—	(12,690)
Balance at March 31, 2019	$7,894	27,080	191,657	(5)	226,626

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance at June 30, 2017	$7,822	$26,186	$198,465	$(1,713)	$230,760
Issuance of common stock:
Stock options exercised, net	5	71	—	—	76
Unrealized loss on available for sale investments, net of tax	—	—	—	(23)	(23)
Long-term incentive compensation	20	(298)	—	—	(278)
Stock-based compensation	8	628	—	—	636
Cash dividends declared	—	—	(5,181)	—	(5,181)
Net income	—	—	15,480	—	15,480
Balance at March 31, 2018	$7,855	26,587	208,764	(1,736)	241,470

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income (loss)	$(12,690)	$15,480
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,694	5,398
Deferred income taxes	242	(124)
Stock-based compensation expense	914	909
Change in provision for losses on accounts receivable	(110)	(110)
ERP impairment	18,668	—
Loss (gain) on disposition of capital assets	133	(1,794)
Defined benefit plan termination	2,455	—
Changes in operating assets and liabilities:
Trade receivables	1,235	(2,820)
Inventories	275	(6,799)
Other current assets	(6,876)	(547)
Other assets	219	14
Accounts payable – trade	3,044	(420)
Accrued liabilities	(785)	4,915
Other long-term liabilities	117	187
Net cash provided by operating activities	12,535	14,289

INVESTING ACTIVITIES:
Purchases of investments	(12,981)	(30,196)
Proceeds from sales of investments	28,909	30,129
Proceeds from sale of capital assets	42	6,152
Capital expenditures	(20,603)	(20,149)
Net cash used in investing activities	(4,633)	(14,064)
FINANCING ACTIVITIES:
Dividends paid	(6,935)	(5,018)
Proceeds from issuance of common stock	81	77
Shares issued to employees, net of shares withheld	(211)	(552)
Net cash used in financing activities	(7,065)	(5,493)

Increase (decrease) in cash and cash equivalents	837	(5,268)
Cash and cash equivalents at beginning of period	27,750	28,874
Cash and cash equivalents at end of period	$28,587	$23,606

SUPPLEMENTAL INFORMATION

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2019	2018
Income taxes paid, net	$1,390	$5,190
Capital expenditures in accounts payable	293	2,770

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2019

1.	BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) incorporated in 1929 celebrated its 125th anniversary of the Company’s founding in 1893 last year. Flexsteel Industries, Inc. is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, hotel, healthcare, recreational vehicle, marine and office, the Company distributes its furniture throughout the United States and Canada through the Company’s sales force and various independent representatives.

ADOPTED ACCOUNTING PRONOUNCEMENTS - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance is effective for annual reporting periods beginning after December 15, 2017, the Company’s fiscal year 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the modified retrospective method on July 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as revenue is recognized when product ownership and risk of loss is transferred to the customer, collectability is probable and the Company has no remaining performance obligations. Thus, the timing of revenue recognition is not impacted by the new standard.

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606). For its customer contracts, typically purchase orders, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is transferred to the customer. A good is transferred when the customer obtains control of that good and risk of loss transfers at a point in time.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated based upon agreed percentages. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general and administrative expense (SG&A).

The Company has a limited lifetime warranty on all products. The Company does not offer the option to purchase warranties. The Company accounts for warranties under ASC 460, Guarantees, and not as variable consideration related to revenue.

Occasionally the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2018, the Company had $2.2 million of customer deposits. As of March 31, 2019, the Company had $1.9 million of customer deposits.

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

The following table disaggregates the Company’s net sales by product category for the quarter ended March 31, (in millions):

	2019	2018
Residential	$93.8	$105.3
Contract	17.7	21.6
Total	$111.5	$126.9

The following table disaggregates the Company’s net sales by product category for the nine months ended March 31, (in millions):

	2019	2018
Residential	$289.3	$317.9
Contract	54.1	58.2
Total	$343.4	$376.1

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED – In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases and will expand disclosure requirements. The new guidance was issued to increase transparency and comparability among companies. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which it is adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, the Company expects to adopt the new guidance in the first quarter of fiscal 2020 using the new transition election to not restate comparative periods. The Company is still evaluating the impact to its consolidated financial statements and footnote disclosures. The Company expects to complete its analysis by the end of the fourth quarter of fiscal 2019.

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	March 31, 2019	June 30, 2018
Raw materials	$13,040	$13,335
Work in process and finished parts	7,112	7,195
Finished goods	75,776	75,674
Total	$95,928	$96,204

3.	PROPERTY, PLANT AND EQUIPMENT

In its third quarter results for fiscal 2019, the Company reported an $18.7 million impairment charge for the SAP ERP system work completed to date. Since the beginning of the ERP system project in late calendar year 2016, the Company had accumulated $27 million of capitalized expense associated with the development, configuration and preparation for implementation of the ERP system across the entire Company network and subsequent planned retirement of two legacy business information systems. On April 1, 2018, the Company implemented the ERP system on approximately 20% of its business by sales value. After significant disruption during this initial phase, analysis of root cause and corrective action activities, the Company stopped further implementation across the network and focused on stabilization of the new ERP system environment. Concurrently, the Company completed a thorough evaluation of the work completed to date, its usefulness in the context of future deployments and the potential for revised project scope. The analysis, which was completed during the third quarter of fiscal 2019, resulted in management’s determination that there was an impairment of $18.7 million of the ERP system assets due to incomplete or abandoned software components and capitalized amounts which are not recoverable. After the impairment determination, there remains a capitalized asset related to the ERP system of $7.2 million in net book value. This amount includes capabilities designed and configured for the ERP system either currently in use or developed for future implementation. Should the Company determine it does not intend to proceed with further roll out of the ERP system beyond the current implementation, $6.1 million in net book value of the remaining capitalized asset would be subject to potential impairment.

4.	FAIR VALUE MEASUREMENTS

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

During the nine months ended March 31, 2019, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which were recorded at fair market value. These securities were classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses were recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of March 31, 2019, the Company had no investments recorded. As of June 30, 2018, the fair market value and book value of the investments were $16.0 million. These assets were classified as Level 1 in accordance with fair value measurements described above.

5.	CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (4.49% at March 31, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2019, totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of March 31, 2019. The credit agreement expires June 30, 2019. At March 31, 2019, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.50% at March 31, 2019). No amount was outstanding on the line of credit at March 31, 2019. This line of credit matures December 31, 2019.

6.	INCOME TAXES

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

During the quarters ended March 31, 2019 and 2018, the effective tax rates were 22.6% and 31.7%, respectively.

During the nine months ended March 31, 2019 and 2018, the effective tax rates were 21.5% and 30.5%, respectively.

7.	STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation:

(1)	Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of March 31, 2019, 102,183 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2016 – June 30, 2019 (2017-2019), July 1, 2017 – June 30, 2020 (2018-2020) and July 1, 2018 – June 30, 2021 (2019-2021). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2017-2019, 2018-2020 and 2019-2021. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the quarter and nine months ended March 31, 2019, the Company reduced the provision due to underperformance in the amount of $0.2 million. During the quarter and nine months ended March 31, 2018, the Company recorded $0.2 million in plan expense. If the target performance goals for 2017-2019, 2018-2020 and 2019-2021 plans would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $0.8 million, $0.5 million and $0.3 million, respectively.

(2)	Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the Omnibus Stock Plan, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarter ended March 31, 2019, the Company issued options for 34,087 common shares and recorded expense of $0.1 million related to the stock option grants. The Company did not issue options or record expense for the quarter ended March 31, 2018.

During the nine months ended March 31, 2019 and 2018, the Company issued options for 100,392 and 21,439 common shares and recorded expense of $0.5 million and $0.2 million related to stock option grants, respectively.

Under the Omnibus Stock Plan, the Company issued 3,976 and 2,176 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended March 31, 2019 and 2018, respectively. The Company issued 10,241 and 5,740 shares to non-executive directors as compensation and recorded expense of $0.3 million during the nine months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company recorded compensation expense of ($0.1) million due to the cancellation of previously issued restricted units to executive officers whom are no longer with the Company. During the nine months ended March 31, 2019, the Company recorded $0.2 million compensation expense for grants of an aggregate 18,789 restricted stock units under the plan to two executive officers as per their notification of award letters dated July 1, 2018. In addition, the Company awarded 30,000 restricted stock units and 3,186 restricted stock shares to its Chief Executive Officer per notification of award letters dated December 28, 2018. The Company recorded $0.04 million compensation expense related to these grants to the Chief Executive Officer for the quarter and nine months ended March 31, 2019. The Company granted 4,169 restricted units as inducement grants to non-executive officers during the third quarter at a nominal expense. During the three and nine months ended March 31, 2018, the Company recorded $0.1 million and $0.2 million compensation expense for grants of an aggregate 6,280 restricted stock units under the plan to two executive officers as per their notification of award letters dated July 1, 2017.

At March 31, 2019, 384,794 shares were available for future grants under the plan.

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

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside any Company stock plan. The Company recorded $0.1 million compensation expense related to this grant during the quarter and nine months ended March 31, 2019.

(4)	Summary

A summary of the status of the Company’s stock option plans as of March 31, 2019, June 30, 2018 and 2017 and the changes during the periods then ended is presented below:

	Options (in thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2017	187	$27.21	$5,039
Granted	21	45.21
Exercised	(21)	18.89
Canceled	(21)	26.77
Outstanding at June 30, 2018	166	30.65	1,841
Granted	100	26.89
Exercised	(5)	15.50
Canceled	(11)	37.14
Outstanding at March 31, 2019	250	$29.18	$329

The following table summarizes information for options outstanding at March 31, 2019:

		Weighted Average

Range of Prices	Options Outstanding (in thousands)	Remaining Life (years)	Exercise Price
$8.55 – 13.90	14	2.0	$11.91
17.23 – 19.77	25	3.0	18.82
20.50 – 27.57	100	7.8	24.27
31.06 – 32.80	62	7.7	32.29
43.09 – 47.45	49	7.5	45.37
$8.55 – 47.45	250	6.9	$29.18

8.	EARNINGS PER SHARE

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

In computing EPS for the quarter and nine months ended March 31, 2019, there are no dilutive shares as the company reported a net loss. For the quarter and nine months ended March 31, 2018, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands)	2019	2018	2019	2018
Basic shares	7,892	7,853	7,884	7,844
Potential common shares:
Stock options	—	57	—	67
Long-term incentive plan	—	15	—	15
Non-vested shares and units	—	5	—	3
	—	77	—	85
Diluted shares	7,892	7,930	7,884	7,929
Anti-dilutive shares	—	61	—	22

Cash dividends declared per common share were $0.22 and $0.66 for the quarters and nine months ended March 31, 2019 and 2018.

9.	LITIGATION

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. During the latter part of 2018, Flexsteel submitted to the EPA its proposed work plan for the upgradient testing to be conducted pursuant to the draft AOC. The EPA provided comments on that documentation on December 4, 2018. On January 23, 2019, Flexsteel submitted responses to the EPA’s comments and revised work plan documents. On April 24, 2019, the Company signed the finalized AOC with the EPA to conduct the upgradient investigation. The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated financials for the quarter and nine months ended March 31, 2019 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

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

10.	SUBSEQUENT EVENTS

As of May 2, 2019, there were no subsequent events, other than the item mentioned in Note 9.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarter and nine months ended March 31, 2019 and 2018. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(80.9)	(78.2)	(81.2)	(78.4)
Gross margin	19.1	21.8	18.8	21.6
Selling, general and administrative	(20.5)	(15.5)	(18.2)	(15.3)
Environmental remediation	—	(2.9)	—	(1.0)
ERP impairment	(16.8)	—	(5.4)	—
Gain on sale of facility	—	—	—	0.5
Operating income	(18.2)	3.4	(4.8)	5.8
Other (expense) income, net	0.1	0.1	0.1	0.1
Income before income taxes	(18.1)	3.5	(4.7)	5.9
Income tax provision	4.2	(1.1)	1.0	(1.8)
Net income	(13.9%)	2.4%	(3.7%)	4.1%

Results of Operations for the Quarter Ended March 31, 2019 vs. 2018

The following table compares net sales for the quarter ended March 31, (in millions):

	2019	2018	$ Change	% Change
Residential	$93.8	$105.3	$(11.5)	-10.9%
Contract	17.7	21.6	(3.9)	-18.1%
Total	$111.5	$126.9	$(15.4)	-12.1%

Net sales were $111.5 million for the quarter ended March 31, 2019 compared to record net sales of $126.9 million in the prior year quarter, a decrease of 12.1%. Residential net sales declined 10.9% when compared to the prior year quarter, driven by softer demand for home furnishings and ready-to-assemble ecommerce products. Contract net sales were down 18.1%, primarily driven by a decline in hospitality product sales partially offset by continued strength in vehicle seating product sales.

Gross margin as a percent of net sales for the fiscal third quarter was 19.1%, compared to 21.8% for the prior year quarter. Operationally, labor costs worsened slightly relative to the prior year quarter primarily due to one-time inefficiencies associated with the relocation of the facility in Dubuque. Other major network facilities saw a slight improvement in labor productivity versus the prior year quarter adding 30 basis points to the margin. Consistent with ASC 606, the classification of certain rebates as a reduction of sales adversely impacted the gross margin by approximately 80 basis points versus the prior year quarter.

Selling, general and administrative (SG&A) expenses were 20.5% of net sales in the third quarter, compared to 15.5% of net sales in the third quarter of fiscal 2018. The one-time $2.5 million non-cash expense due to the termination and settlement of a defined benefit plan associated with the prior wholly owned subsidiary, DMI Furniture, Inc., unfavorably impacted SG&A by 220 basis points versus the prior year quarter. The remaining increase in expenses compared to the third quarter of 2018 was predominantly related to on-going ERP support costs which we expect to continue until further direction on implementation is determined. Secondarily, costs increased to support several key marketing programs to enhance the customer experience, data analytics and content management. The increases in expenses were partially offset by reductions in incentive compensation. Consistent with ASC 606, the classification of certain rebates as a reduction in sales which were classified as selling, general and administrative expense in the prior year quarter resulted in a favorable comparison in the current quarter.

In its third quarter results, the Company reported an $18.7 million impairment charge for the ERP system work completed to date. Since the beginning of the ERP system project in late calendar year 2016, the Company had accumulated $27 million of capitalized expense associated with the development, configuration and preparation for implementation of the ERP system across the entire Company network and subsequent planned retirement of two legacy business information systems. On April 1, 2018, the Company implemented the ERP system on approximately 20% of its business by sales value. After significant disruption during this initial phase, analysis of root cause and corrective action activities, the Company stopped further implementation across the network and focused on stabilization of the new ERP system environment. Concurrently, the Company completed a thorough evaluation of the work completed to date, its usefulness in the context of future deployments and the potential for revised project scope. The analysis, which was completed during the third quarter of fiscal 2019, resulted in management’s determination that there was an impairment of $18.7 million of the ERP system assets due to incomplete or abandoned software components and capitalized amounts which are not recoverable. After the impairment determination, there remains a capitalized asset related to the ERP system of $7.2 million in net book value. This amount includes capabilities designed and configured for the ERP system either currently in use or developed for future implementation. Should the Company determine it does not intend to proceed with further roll out of the ERP system beyond the current implementation, $6.1 million in net book value of the remaining capitalized asset would be subject to potential impairment.

The Company reported a tax benefit of $4.5 million or an effective rate of 22.6% during the third quarter compared to tax expense of $1.4 million in the prior year quarter or an effective tax rate of 31.7%.

The Company reported a net loss of $15.6 million or ($1.97) per share for the quarter ended March 31, 2019, compared to a net income of $3.1 million or $0.39 per share in the prior year quarter.

All earnings per share amounts are on a diluted basis.

Results of Operations for the Nine Months Ended March 31, 2019 vs. 2018

The following table compares net sales for the nine months ended March 31, (in millions):

	2019	2018	$ Change	% Change
Residential	$289.3	$317.9	$(28.6)	-9.0%
Contract	54.1	58.2	(4.1)	-7.0%
Total	$343.4	$376.1	$(32.7)	-8.7%

Net sales were $343.4 million for the nine months ended March 31, 2019, compared to $376.1 million in the prior year nine-month period, a decrease of 8.7% from the prior year period. Lower residential net sales for the current nine-month period were driven by softer demand for home furnishings products in addition to share loss in ready-to-assemble furniture sold primarily through the ecommerce channel. Lower contract net sales include stronger demand for vehicle seating products eclipsed by lower hospitality product sales against strong comparatives. Commercial Office products declined due to an intentional reduction of unprofitable customers and products.

For the nine months ended March 31, 2019, gross margin as a percent of net sales was 18.8% compared to 21.6% for the prior year period. The current nine-month period decrease in gross margin as a percentage of net sales was primarily driven by increased labor costs including lower productivity levels, higher raw material costs, one-time manufacturing plant relocation expenses partially offset by sell price increases and tariff mitigation activities. Consistent with ASC 606, the classification of certain rebates as a reduction of sales adversely impacted the gross margin by approximately 80 basis points versus the prior nine-month period.

Selling, general and administrative (SG&A) expenses were 18.2% of net sales in the current fiscal year, compared to 15.3% of net sales in the prior year period. The increase in SG&A expenses is primarily driven by increases in on-going ERP maintenance and support costs and increases in marketing associated with Flexsteel’s digital marketing strategy. Additionally, one-time costs included a $2.5 million pre-tax pension termination cost and a $2.0 million pre-tax cost associated with the transition of the CEO position in the first and second quarters of fiscal 2019. Offsetting these higher costs were reduced incentive compensation, the favorable comparative driven by the classification of certain rebates as a reduction in sales as previously discussed and reductions in variable costs associated with lower sales volume.

During the prior fiscal year nine-month period, the Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million. On an after-tax basis, the gain represents $1.3 million or $0.16 per share.

The effective tax rate for the nine months ended March 31, 2019 was 21.5% compared to 30.5% in the prior year period.

The above factors resulted in a net loss of $12.7 million or $(1.61) per share for the nine months ended March 31, 2019, compared to net income of $15.5 million or $1.95 per share for the prior year period.

All earnings per share amounts are on a diluted basis.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2019 was $142.1 million compared to $148.7 million at June 30, 2018. Primary changes in working capital included increases of $6.8 million in other current assets, and decreases in investments of $16.0 million, and increases in cash and cash equivalents of $0.8 million.

For the nine months ended March 31, 2019, capital expenditures were $20.6 million, including $13.3 million for the Company’s new manufacturing facility.

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (4.49% at March 31, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at March 31, 2019 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2019.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.50% at March 31, 2019). No amount was outstanding on the line of credit at March 31, 2019. This line of credit matures December 31, 2019.

Net cash provided by operating activities of $12.5 million for the nine months ended March 31, 2019 versus $14.3 million for the nine months ended March 31, 2018. The lower operating cash generation in the current year was primarily driven by lower profitability.

Net cash used in investing activities was $4.6 million for the nine months ended March 31, 2019 compared to net cash used in investing activities of $14.1 million for the nine months ended March 31, 2018. Capital expenditures were $20.6 million and $20.1 million during the nine months ended March 31, 2019 and 2018, respectively. Net proceeds from sales of investments were $15.9 million during the nine months ended March 31, 2019.

Net cash used in financing activities was $7.1 million for the nine months ended March 31, 2019 primarily due to dividends paid of $6.9 million. Net cash used in financing activities was $5.5 million for the nine months ended March 31, 2018 primarily due to dividends paid of $5.0 million. During the nine months ended March 31, 2019, dividend payments increased to $6.9 million from $5.0 million during the prior year period due to timing of dividend payment dates with two falling within the third quarter of 2019. This is expected to normalize on a year to date basis in the fourth quarter.

Capital expenditures are estimated to be $0.4 million for the remainder of fiscal 2019. Management believes that the Company has adequate cash and cash equivalents, investments, cash flows from operations and credit arrangements to meet its operating and capital requirements for fiscal year 2019. In the opinion of management, the Company’s liquidity and credit resources provide it with the ability to react to opportunities as they arise, to pay quarterly dividends to its shareholders, and to purchase productive capital assets that enhance safety and improve operations.

Contractual Obligations

As of March 31, 2019, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties and taxes on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, decrease sales, increase costs and decrease earnings.

Foreign Currency Risk – During the quarters ended March 31, 2019 and 2018, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2019, the Company did not have any debt outstanding, other than the portion of the $10.0 million credit facility associated with outstanding letters of credit.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2019.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2019, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on goods imported into the United States from China, including all furniture and furniture components manufactured in China, with the potential for the tariffs to increase to 25%. As trade negotiations between the United States and China continue, it is unclear as to whether or not the U.S. administration will take further tariff action. In fiscal 2018, approximately 44% of the Company’s sales were imported from China. Inability to reduce acquisition costs or pass through price increases may have an adverse impact on sales volume, earnings and liquidity.

The Company recognized an $18.7 million impairment charge for the net book value of the ERP system solution designed and partially implemented to date. This impairment leaves an asset of $7.2 million. Should the Company determine it does not want to proceed with further implementation of the ERP system across the remainder of the network, an additional $6.1 million would be subject to potential impairment.

Item 6.	Exhibits

31.1	Certification

31.2	Certification

32	Certification by President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	May 2, 2019	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
(Principal Financial & Accounting Officer)