Form 10-K
period 2019-06-30
FLEXSTEEL INDUSTRIES INC
filed 2019-09-13
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).   Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☑

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2018 (which was the last business day of the registrant’s most recently completed second quarter) was $142,178,198.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 7,920,900 Common Shares ($1 par value) as of August 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2019 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risk and uncertainty.  Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, timing to implement restructuring, and general economic conditions.  For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) incorporated in 1929 celebrated its 125th anniversary of the Company’s founding in 1893 during 2018.  Flexsteel Industries, Inc. is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, healthcare, and recreational seating, the Company distributes its furniture throughout the United States and Canada through the Company’s sales force and various independent representatives.

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

(in thousands)	FOR THE YEARS ENDED JUNE 30,
	2019	2018	2017
Residential	$374,473	$413,664	$396,099
Contract	69,115	75,516	72,665
	$443,588	$489,180	$468,764

Manufacturing and Offshore Sourcing

The Company operates manufacturing facilities located in Georgia, Iowa, Mississippi and Juarez, Mexico.  These manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements.  The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts.  The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Foreign Operations

The Company makes minimal export sales.  At June 30, 2019, the Company had approximately 90 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of purchased products. The Company leases and operates a 225,000 square foot production facility in Juarez, Mexico utilizing contracted labor. The Company also leases a 51,000 square foot bonded warehouse in Binh Duong, Vietnam to facilitate efficient consolidation and shipment to its U.S. warehouses and customers.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2019	June 30, 2018	June 30, 2017
$47,400	$53,700	$55,000

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

Trademarks and Patents

The Company owns the United States improvement patents to its Flexsteel guaranteed-for-life Blue Steel Spring – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime, as well as patents on convertible beds.  The Company has patents and owns certain trademarks in connection with its furniture products which are due to expire on dates ranging from 2019-2036.

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

Employees

The Company had 1,295 employees as of June 30, 2019, including 186 employees who are covered by collective bargaining agreements.  Management believes it has good relations with employees.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website (www.flexsteel.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

Item 1A.    Risk Factors

The Company is subject to a variety of risks.  You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Annual Report on Form 10-K.  Should any of these risks materialize, the Company’s business, financial condition, and future prospects could be negatively impacted.  There may be additional factors that are presently unknown to the Company or that the Company currently believes to be immaterial that could affect its business.

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

The Company deployed its new business information system in the fourth quarter of fiscal 2018, retiring one of the Company’s legacy systems.  Management characterizes this deployment as a failed implementation which resulted in higher than expected disruption to customers, significant loss of share within the ecommerce space due to poor servicing of demand, higher service level penalties from key customers and higher promotional costs aimed at share recovery throughout the year as Management stabilized the system.  During the third quarter of fiscal 2019, the Company announced an impairment of $18.7 million representing a significant portion of the new business information system asset.  In the fourth quarter of fiscal 2019, the Company announced a further impairment of $2.6 million due to additional abandoned components being identified through the future ERP analysis and planning phase.  Additionally, the Company announced a path forward that will enable both a simplification of the software configuration and approach for the remainder of the business as well as a reduction in on-going run rate costs.

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

The execution of the Company’s comprehensive restructuring plan.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program including previously announced activities, restructuring and related expenses, expected benefits both on-going and one time in nature to be executed over the next two years.  The Company expects to incur pre-tax restructuring and related expenses of approximately $48.0 million to $53.0 million over this two-year timeframe of which approximately $36.0 million to $40.0 million will be cash including $9.0 million for environmental remediation and $12.0 million to $13.0 million non-cash. The Company has recorded a total of $10.0 million in restructuring costs during the year ended June 30, 2019.  In addition, $7.7 million related to inventory impairment was recorded in our cost of goods sold.

Delayed or missed execution or implementation of the restructuring plan may result in the following:

●	Inability to fill customer orders on a timely basis resulting in lost sales;
●	Increased one-time costs to implement;
●	Sub-optimized business model resulting in higher on-going costs and lower profitability;
●	Reduced savings opportunity achieved;
●	Overall negative impact on financial performance including cash flow from operations; and
●	Reduced liquidity to fund the daily operations of the business.

Future success depends on the Company’s ability to manage its global supply chain.

The Company acquires raw materials, component parts and certain finished products from external suppliers, both U.S. and foreign.  Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within the Company’s supply chain is subject to delays in delivery, availability, quality, and pricing.  Changes in international trade policies including tariffs could disrupt the supply chain, increase cost and reduce competitiveness. The delivery of goods from these suppliers may be delayed by customs, labor issues, changes in political, economic and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery and availability of these products could adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability and its cash flow.

Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on goods imported into the United States from China, including all furniture and furniture components manufactured in China.  Effective May 10, 2019, the tariff was increased to 25% on furniture imported on or after June 1, 2019.  As trade negotiations between the United States and China continue, it is unclear as to whether or not the U.S. administration will take further tariff action or perhaps grant relief to actions already put in place.  In fiscal 2019, approximately 42% of the Company’s sales were imported from China. Inability to reduce acquisition costs or pass through price increases may have an adverse impact on sales volume, earnings and liquidity.  Similarly, increases in pricing may have an adverse impact on the competitiveness of the Company’s products relative to other furniture manufacturers with less exposure to the tariff and could also lead to adverse impacts on volume, earnings and liquidity.

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

The Company participates in, and makes periodic contributions to, three multi-employer pension plans that cover union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to the Company, the present value of actuarially accrued liabilities in one of the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of the Company’s participation, it could experience greater volatility in the overall pension funding obligations. The Company’s obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 10 to the consolidated financial statements.

Future results may be affected by various legal proceedings and compliance risk, including those involving product liability, environmental, or other matters.

The Company faces the risk of exposure to product liability claims in the event the use of any of its products results in personal injury or property damage. In the event any of the Company’s products prove to be defective, it may be required to recall or redesign such products. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. The Company could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on the business, operating results and financial condition. See Note 12 to the consolidated financial statements.

The Company’s success depends on its ability to recruit and retain key employees and highly skilled workers in a competitive labor market.

If the Company is not successful in recruiting and retaining key employees and highly skilled workers or experiences the unexpected loss of those employees, the operations may be negatively impacted.

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

Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishings and contract products. These events could impact retailers, recreational seating and healthcare businesses resulting in an impact on the Company’s business. A recovery in the Company’s sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of home furnishings and contract products purchases.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns the following facilities as of June 30, 2019:

	Approximate
Location	Size (square feet)	Principal Operations
Harrison, Arkansas	221,000	Manufacturing
Riverside, California	236,000	Held for Sale
Dublin, Georgia	315,000	Manufacturing
Huntingburg, Indiana	611,000	Distribution
Dubuque, Iowa (1)	719,000	Manufacturing (Vacated)
Dubuque, Iowa (2)	250,000	Manufacturing
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi	349,000	Manufacturing
Lancaster, Pennsylvania	216,000	Distribution

(1)

The Dubuque, Iowa manufacturing facility has been vacated as of October 2018.  Previously, the Company planned to donate this property to a non-profit along with approximately $2.6 million in cash.  Upon further analysis, donating the property and cash is no longer in the Company’s best interest.  Therefore, the Company has initiated steps with the non-profit, the City of Dubuque, County of Dubuque and the State of Iowa to terminate the redevelopment agreement and subsequent donations associated with this property.

(2)

The Company completed its construction of the new Dubuque manufacturing facility and relocated existing production capability during the fiscal second quarter.  The relocation was completed late in the fiscal second quarter and became fully operational in the fiscal third quarter of 2019.

The Company leases the following facilities as of June 30, 2019:

	Approximate
Location	Size (square feet)	Principal Operations
Riverside, California	211,000	Distribution
Louisville, Kentucky	10,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing
Binh Duong, Vietnam	51,000	Warehouse

The Company leases showrooms for displaying its products in the furniture markets in High Point, North Carolina and Las Vegas, Nevada.

As part of the Company’s network optimization and restructuring activity, it announced the closure of its Riverside, CA and Harrison, AR manufacturing operations and the downsizing of its Huntingburg, IN distribution facilities and continues to look at opportunities for further consolidation based on facility performance and capability.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability

Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. During the latter part of 2018, Flexsteel submitted to the EPA its proposed work plan for the upgradient testing to be conducted pursuant to the draft AOC. The EPA provided comments on that documentation on December 4, 2018. On January 23, 2019, Flexsteel submitted responses to the EPA’s comments and revised work plan documents. On April 24, 2019, the Company signed the finalized AOC with the EPA to conduct the upgradient investigation. The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this as a current liability in the consolidated financials for the fiscal year ended June 30, 2019 in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC)  410-30 Asset Retirement and Environmental Obligations. The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”).  Flexsteel removed the action to the United States District Court for the Central District of California on March 25, 2019.  Through their attorneys, Plaintiffs allege a series of wage-and-hour claims for: (1) failure to pay minimum wages; (2) failure to pay overtime; (3) failure to provide meal periods; (4) failure to authorize and permit rest periods; (5) failure to provide accurate wage statements; (6) failure to timely pay final wages; (7) failure to reimburse for all business expenses; and (8) unfair competition.  Plaintiffs seek to bring these eight causes of action on behalf of a proposed class of all current and former employees who held a non-exempt, hourly position in California since March 25, 2015.

On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”).  Plaintiffs seek to bring the PAGA cause of action on behalf of a proposed group of all current and former employees who held a non-exempt, hourly position in California since February 21, 2018.

The Hernandez I case is still in the early stages, with the parties agreeing to defer most activities, including the exchange of initial rounds of written discovery, in an effort to explore a potential early resolution of this matter.  Hernandez II was only recently filed, and Flexsteel has not yet filed its responsive pleading.

In connection with the closure of its manufacturing facility in Riverside, California, Flexsteel obtained individual releases of claims from approximately 53 persons who would otherwise be part of the class.

Flexsteel agreed with Plaintiffs to engage in a full-day mediation with a third-party mediator on August 14, 2019.  Those mediation efforts were ultimately successful, with Flexsteel agreeing to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded.

At present, the material terms of the settlement are captured in a Memorandum of Agreement, which will be supplemented in the next 30-to-90 days with a long-form Stipulation of Settlement.  Flexsteel anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until calendar year 2020. The settlement amount of $0.5 million, has been accrued during the fiscal year ended June 30, 2019.

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

Share Investment Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock (FLXS); (2) The NASDAQ Global Market; (3) a new industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Culp Inc., Dixie Group Inc., Ethan Allen Interiors Inc., HNI Corp., Hooker Furniture Corp., Johnson Outdoors Inc., Kimball International, Knoll Inc., La-Z-Boy Inc., Lifetime Brands Inc., Lovesac Co., Patrick Industries Inc., Sleep Number Corp., and Trex Company, Inc. and (4) an old industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Culp Inc., Dixie Group Inc., Ethan Allen Interiors Inc., Hooker Furniture Corp., Johnson Outdoors Inc., Kimball International, Knoll Inc., La-Z-Boy Inc., Lifetime Brands Inc., Patrick Industries Inc., and Sleep Number Corp.

	2014	2015	2016	2017	2018	2019
Flexsteel	100.00	131.92	123.56	171.33	129.00	57.30
NASDAQ	100.00	115.91	83.59	107.15	139.74	148.14
New Peer Group	100.00	135.51	133.77	166.14	181.27	181.87
Old Peer Group	100.00	131.15	133.21	171.71	167.00	157.61

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

The Company estimates there were approximately 4,600 holders of common stock of the Company as of June 30, 2019.  There were no repurchases of the Company’s common stock during the fiscal year ended June 30, 2019. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Sales of Unregistered Securities

On December 28, 2018, the Company granted a stock option to its new President and Chief Executive Officer to purchase 55,000 shares of its common stock at an exercise price of $21.96 per share. This option was an inducement grant made outside of the Omnibus Stock Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as

amended. The option has a ten-year term and vests one third on each of July 1, 2019, July 1, 2020 and July 1, 2021. Vesting of the option is subject to such employee’s continued service with the Company through the applicable vesting dates. The Company intends to file a registration statement on a Form S-8 to register the shares of common stock underlying this option.

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

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)

	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS
Net sales	$443,588	$489,180	$468,764	$500,106	$466,904
Gross margin	69,940	98,219	108,651	113,699	109,860
Environmental remediation	–	(3,600)	–	–	–
ERP impairment	(21,273)	–	–	–	–
Restructuring expense	(10,048)	–	–	–	–
Litigation settlement reimbursements (costs)	(475)	–	1,175	2,280	250
Operating income (loss)	(43,154)	24,505	37,264	38,068	34,422
Income (loss) before income taxes	(42,608)	25,126	37,586	37,927	35,559
Income tax (benefit) provision	(10,003)	7,460	13,800	13,690	13,260
Net income (loss)	(32,605)	17,666	23,786	24,237	22,299
Net income (loss), as a percent of sales	(7.4% )	3.6%	5.1%	4.8%	4.8%
Weighted average diluted shares outstanding	7,889	7,919	7,886	7,765	7,708
Diluted earnings per common share	$(4.13)	$2.23	$3.02	$3.12	$2.89
Cash dividends declared per common share	$0.88	$0.88	$0.80	$0.72	$0.72

SELECTED DATA AS OF JUNE 30
Total assets	$254,287	$284,293	$270,045	$246,896	$244,619
Shareholders’ equity	205,427	241,698	230,760	209,650	186,748
Trade receivables, net	38,157	41,253	42,362	44,618	45,101
Inventories	93,659	96,204	99,397	85,904	113,842
Property, plant and equipment, net	79,238	90,725	70,661	64,124	64,770
Capital expenditures	21,346	29,447	13,457	7,382	37,424
Depreciation expense	7,440	7,367	7,936	7,556	4,945
Working capital (current assets less current liabilities)	118,203	148,705	158,055	143,086	115,682
Current ratio	3.5 to 1	4.6 to 1	5.2 to 1	5.3 to 1	3.3 to 1
Return on ending shareholders’ equity	(15.9% )	7.3%	10.3%	11.6%	11.9%
Average number of employees	1,450	1,510	1,440	1,440	1,340

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Flexsteel Industries Inc. began the implementation process to convert its operating and accounting systems to SAP during fiscal 2016.  Flexsteel incurred various software, consulting and internal salaries costs that were capitalized.  In fourth quarter of fiscal 2018, Flexsteel placed into service 20% of the capitalized costs related to SAP and began to depreciate those assets over useful lives of 36 months for software costs and 60 months for consulting and internal salary implementation costs.  The 20% represented the two product lines that went live with the system in the fourth quarter of fiscal 2018: Home Styles and Commercial Office.  After significant disruption during the initial implementation phase, and a subsequent analysis of root cause and corrective action activities, the Company stopped further implementation across the network and focused on stabilization of the new ERP system environment. Concurrently, the Company completed a thorough evaluation of the work completed to date, its usefulness in the context of future deployments and the potential for revised project scope.  Through this analysis the Company developed a plan for the future implementation of SAP.  This plan, which focuses on simplifying our processes and use of the system, allowed more specific analysis regarding the usability of items contained in our construction in progress. As a result of this analysis, the Company recorded an impairment charge against capitalized costs of $21.3 million ($18.7 million in the quarter ended March 31, 2019, and $2.6 million in the quarter ended June 30, 2019).

No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal years 2018 and 2017.

Restructuring Costs – The Company groups exit or disposal cost obligations into three categories: Involuntary employee termination benefits, costs to terminate contracts, and other associated costs.  Involuntary employee termination benefits must be a one-time benefit, and this element of restructuring cost is recognized as incurred upon communication of the plan to the identified employees.  Costs to terminate contracts as a result of restructuring activities are recognized upon termination agreement with the provider.  Other associated restructuring costs are expensed as incurred.  Any inventory impairment costs as a result of restructuring activities are accounted for as cost of goods sold.

Recently Issued Accounting Pronouncements

See Item 8. Note 1 to the Company’s consolidated financial statements.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2019, 2018 and 2017.  Amounts presented are percentages of the Company’s net sales.

	FOR THE YEARS ENDED JUNE 30,
	2019	2018	2017
Net sales	100%	100%	100.0%
Cost of goods sold	(84.2)	(79.9)	(76.8)
Gross margin	15.8	20.1	23.2
Selling, general and administrative	(18.3)	(14.7)	(15.5)
Environmental remediation	–	(0.8)	–
ERP impairment	(4.8)	–	–
Restructuring expense	(2.3)	–	–
Gain on sale of facility	–	0.4	–
Litigation settlement (costs) reimbursements	(0.1)	–	0.2
Operating income (loss)	(9.7)	5.0	7.9
Interest and other income	0.1	0.1	0.1
Interest expense	–	–	–
Income (loss) before income taxes	(9.6)	5.1	8.0
Income tax benefit (provision)	2.2	(1.5)	(2.9)
Net income (loss)	(7.4% )	3.6%	5.1%

Fiscal 2019 Compared to Fiscal 2018

Net sales for fiscal year 2019 were $443.6 million compared to $489.2 million in the prior fiscal year, a decrease of 9.3%.  For the fiscal year ended June 30, 2019, residential net sales were $374.5 million compared to $413.7 million for the year ended June 30, 2018, a decrease of 9.5%. The implementation of the tariff on furniture imported from China at 10% followed by an increase to 25% drove approximately 45% of the overall contraction in residential net sales. An additional 38% of decline in residential net sales was driven by lost share on products sold through our ecommerce channel due to the significant disruption caused by the implementation of the ERP system in the beginning of fourth quarter of fiscal 2018. Over the past fiscal year, the Company continued work stabilizing the ERP system, improving service levels, inventory positions and promotions to regain share positions through the end of the second quarter of fiscal 2019.  In addition, the Company has brought in new leadership over the Company’s ecommerce strategy and execution as well as a new Chief Information Officer to drive the information technology backbone including the ERP solution to facilitate success in the channel. The remaining reduction in residential net sales versus the prior fiscal year was attributed to general market softness as well as two strong comparative quarters in fiscal 2018.

Contract net sales were $69.1 million for the year ended June 30, 2019, a decrease of 8.5% from net sales of $75.5 million for the year ended June 30, 2018. Reductions in Commercial office products followed by Hospitality products drove a majority of the year over year decline. In May 2019, the Company announced the exit of the commercial office and custom designed hospitality product lines. The declines in these product lines was partially offset by 14% year on year growth in our Vehicle Seating product line.

Gross margin for the fiscal year ended June 30, 2019 was 15.8% compared to 20.1% for the prior year period, a decline of 430 basis points (bps). The key drivers in the margin deterioration were one-time in nature, such as charges related to inventory impairment due to restructuring activity of $7.7 million (170 bps), a valuation allowance on foreign VAT of $2.6 million (60 bps), and relocation costs of the Dubuque manufacturing facility of $1.0 million (20 bps).

The remaining deterioration to last year was driven primarily by improved pricing (80 bps) offset by higher material and input costs (180 bps) and higher inventory valuation allowances for excess and obsolescence as volume declined (50 bps).

Selling, general and administrative (SG&A) expenses for the twelve months ended June 30, 2019 were 18.3% of net sales compared to 14.7% of net sales in the prior year period. The increase in SG&A as a percentage of net sales was primarily driven by lower volume, higher IT costs associated with the implementation and stabilization of the new ERP system of $3.8 million, DMI Pension termination of $2.5 million, CEO transition costs of $2.0 million, and higher marketing and advertising costs of $1.5 million.

The twelve months ended June 30, 2018 included $3.6 million related to the April 25, 2018 United States Environmental Protection Agency’s (“EPA”) issuance of a Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) 106(a) order (the “Order”) for the Lane Street Groundwater Superfund Site located in Elkhart, Indiana reported in “Environmental remediation”.    The after-tax basis reported in “Environmental remediation” is $2.5 million or $0.32 per share.   The Company completed a $6.5 million sale of a facility and recognized a pre-tax gain of $1.8 million during fiscal year 2018.  The after-tax basis reported in “Gain on sale of facility” is $1.3 million or $0.16 per share.

The twelve months ended June 30, 2019 included $21.3 million reported in “ERP impairment” related to the impairment of the abandoned components and development work associated with unusable elements of the business information system.  The after-tax basis reported in “ERP Impairment” is $16.3 million or $2.06 per share.  Reported under “Restructuring expense” were $10.0 million associated with the restructuring plan the Company first announced on May 15, 2019. The Company is in the process of executing the restructuring plan.  The after-tax basis reported in “Restructuring expense” were $7.7 million or $0.97 per share.  Reported under “Litigation settlement (costs) reimbursements” were $0.5 million associated with an employment matter as described in Item 3. Legal Proceedings.  The after-tax basis reported in “Legal settlement (costs) reimbursements” were $0.4 million or $0.05 per share.

For the twelve months ended June 30, 2019, the effective tax rate was 23.5% compared to 29.7% in the prior year period.  The current year results were favorably impacted by a full fiscal year impact of the 2018 Tax Cuts and Jobs Act in addition to net operating losses within the fiscal year ended June 30, 2019.

The above factors resulted in a net loss of ($32.6) million or ($4.13) per share for fiscal year 2019 compared to a net income of $17.7 million or $2.23 per share in the prior year period.

Fiscal 2018 Compared to Fiscal 2017

Net sales for fiscal year 2018 were $489.2 million compared to $468.8 million in the prior fiscal year, an increase of 4.4%. For the fiscal year ended June 30, 2018, residential net sales were $413.7 million compared to $396.1 million for the year ended June 30, 2017, an increase of 4.4%. Contract net sales were $75.5 million for the year ended June 30, 2018, an increase of 3.9% from net sales of $72.7 million for the year ended June 30, 2017.  These results included a 13% decline in Home Styles™ product sales to e-commerce customers primarily driven by product placement disruption due to the new business information system transition in the fourth quarter of fiscal 2018.

Gross margin for the fiscal year ended June 30, 2018 was 20.1% compared to 23.2% for the prior year period. Higher labor costs primarily drove the gross margin decline for fiscal year 2018 over the prior year. After rapid growth in certain core product categories, additional manufacturing associates were hired to support product delivery speeds customers have come to expect from the Company. The Company manufactures a majority of custom upholstered furniture in the United States with a highly skilled workforce and experienced higher average wage rates and turnover from the tightening labor market. To bolster the Company’s success attracting and retaining skilled workers in the highly competitive labor market, during the second and third quarters of fiscal 2018 the Company changed its compensation approach for the U.S.-based manufacturing workforce. As this modified compensation structure was implemented, the Company experienced declines in productivity.  Additionally, the Company experienced higher than expected cost originating from its Juarez, Mexico facility driven by government mandated wage increases for the contracted labor.

Higher material costs primarily driven by the increased cost of polyfoam, plywood and to a lesser extent steel drove additional gross margin decline in fiscal year 2018 over fiscal year 2017. The Company mitigated the impact of higher material costs through higher pricing and improved product mix in the fiscal 2018.

During implementation of the Company’s first deployment of its new business information system in the fourth quarter of fiscal 2018, the Company experienced higher than expected disruption to customers which resulted in service level penalties and contributed to the overall margin decline of the Company during the fiscal year 2018.

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

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at June 30, 2019 was $118.2 million compared to $148.7 million at June 30, 2018.  Significant changes in working capital during fiscal year 2019 included a reduction in Cash, Cash Equivalents, and Investments of $21.5 million primarily driven by large capital expenditures attributed to the completion of the new Dubuque manufacturing facility, restructuring activities and reduced profitability.  Working capital was further reduced by declines in trade receivables of $3.1 million and inventory of $2.5 million driven by business contraction offset by higher acquisition costs including the levy of the tariff. Increases in trade payables, accrued and other liabilities of $6.9 million were primarily driven by restructuring activities. Other current assets increased $3.5 million primarily due to income tax refunds receivable. For the fiscal year ended June 30, 2019, capital expenditures were $21.3 million including $16.4 million for the construction of the Dubuque, Iowa manufacturing facility.

The Company’s main sources of liquidity are cash and cash equivalents, investments, cash flows from operations and credit arrangements.  As of June 30, 2019, and 2018, the Company had cash and cash equivalents totaling $22.2 million and $27.7 million, respectively. The Company invested $0.0 million and $16.0 million in short-term investments as of June 30, 2019 and 2018, respectively. These investments consist of Treasury bills and U.S. Agencies with maturity dates within six months of purchase date. The Company renewed its unsecured credit agreement on June 30, 2019.  This agreement provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%, including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2019 totaled $1.3 million.  Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of June 30, 2019. The credit agreement expires June 30, 2020. At June 30, 2019, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%. No amount was outstanding on the line of credit at June 30, 2019 or 2018. This line of credit matures December 31, 2019.

Net cash provided by operating activities was $6.7 million and $27.3 million in fiscal years 2019 and 2018, respectively. The Company had a net loss of $32.6 million that included $35.1 million in non-cash charges, cash payments for restructuring of $3.8 million and cash provided by changes in operating assets and liabilities of $4.2 million in fiscal year 2019. Non-cash charges included depreciation of $7.4 million. In fiscal year 2018, the Company had net income of $17.7 million that included $8.2 million in non-cash charges and cash provided by changes in operating assets and liabilities of $3.4 million. Non-cash charges included depreciation of $7.4 million.

Net cash used in investing activities was $5.2 million and $21.4 million in fiscal years 2019 and 2018, respectively. In fiscal year 2019, the Company had capital expenditures of $21.3 million, proceeds from the disposition of capital assets of $0.2 million and net proceeds of investments of $15.9 million. In fiscal year 2018, the Company had capital expenditures of $29.4 million, proceeds from the disposition of capital assets of $6.2 million and net proceeds of investments of $1.9 million.

Net cash used in financing activities was $7.0 million in fiscal year 2019 which included dividend payments of $6.9 million. Net cash used in financing activities was $7.1 million in fiscal year 2018 which included dividend payments of $6.7 million.

Although Management believes that the Company currently has adequate liquidity for normal operations with further strengthening expected through the sales of certain real estate assets, Management is considering several financing options to provide additional liquidity through the restructuring and transformation process.

At June 30, 2019, the Company had no debt obligations and therefore, had no interest payments related to debt. The following table summarizes the Company’s contractual obligations at June 30, 2019 and the effect these obligations are expected to have on the Company’s liquidity and cash flow in the future (in thousands):

	Total	1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating lease obligations	$13,606	$4,880	$6,113	$2,613	$–

At June 30, 2019, the Company had no capital lease obligations, and no purchase obligations for raw materials or finished goods. The purchase price on all open purchase orders was fixed and denominated in U.S. dollars. The Company has excluded the uncertain tax positions from the above table as the timing of payments, if any, cannot be reasonably estimated.

Financing Arrangements

See Note 7 to the consolidated financial statements of this Annual Report on Form 10-K.

Outlook

During fiscal year 2020, Management will be focused on executing the comprehensive restructuring plan announced on June 18, 2019.  This plan combined with the transformational aspects and opportunities offered by the successful execution of the six workstreams over the next two years are expected to drive significant profitability improvement near historical record levels.

In order to achieve this goal, it is critically important for the Company to position itself for growth at or above market and industry levels.  The Company has experienced and continues to experience headwinds to growth including the failed ERP implementation and subsequent recovery activity, the international trade dynamics with China which puts strain on a large portion of the Company’s underlying business and general softness in retail demand for its products.  Over the next year, Management will implement new processes to ensure product development activities are more appropriately honed to consumer trends, desires and needs, open up new channels of distribution, and expand existing distribution through new partnerships.

During fiscal 2020, the Company anticipates spending $5.0 million to $6.0 million for capital expenditures.  The Company believes it has adequate working capital and borrowing capabilities to meet these requirements.

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

Foreign Currency Risk – During fiscal years 2019, 2018, and 2017, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.  At June 30, 2019, the Company did not have any debt outstanding.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2019, the related notes to the consolidated financial statements, and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

September 13, 2019

We have served as the Company’s auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2019, of the Company and our report dated September 13, 2019, expressed an unqualified opinion on those financial statements.

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

September 13, 2019

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	June 30,
	2019	2018

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,247	$27,750
Investments	–	15,951
Trade receivables - less allowances: 2019, $250; 2018, $1,100	38,157	41,253
Inventories	93,659	96,204
Other	11,904	8,476
Total current assets	165,967	189,634
NONCURRENT ASSETS:
Property, plant and equipment, net	79,238	90,725
Deferred income taxes	7,564	1,455
Other assets	1,518	2,479
TOTAL	$254,287	$284,293

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$18,414	$17,228
Accrued liabilities:
Payroll and related items	4,428	5,459
Insurance	4,554	4,439
Restructuring costs	6,203	–
Advertising	3,497	4,192
Environmental remediation	3,600	3,600
Other	7,068	6,011
Total current liabilities	47,764	40,929
LONG-TERM LIABILITIES:
Other liabilities	1,096	1,666
Total liabilities	48,860	42,595
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock - $1 par value; authorized 15,000,000 shares; outstanding 2019, 7,902,708 shares; 2018, 7,868,298 shares	7,903	7,868
Additional paid-in capital	27,512	26,321
Retained earnings	170,004	209,553
Accumulated other comprehensive income (loss)	8	(2,044)
Total shareholders’ equity	205,427	241,698
TOTAL	$254,287	$284,293

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2019	2018	2017
Net sales	$443,588	$489,180	$468,764
Cost of goods sold	(373,648)	(390,961)	(360,113)
Gross margin	69,940	98,219	108,651
Selling, general and administrative	(81,298)	(71,949)	(72,562)
Environmental remediation	–	(3,600)	–
ERP impairment	(21,273)	–	–
Restructuring expense	(10,048)	–	–
Gain on sale of facility	–	1,835	–
Litigation settlement (costs) reimbursements	(475)	–	1,175
Operating income (loss)	(43,154)	24,505	37,264
Other income (expense):
Other income (expense)	546	621	322
Interest expense	–	–	–
Total	546	621	322
Income (loss) before income taxes	(42,608)	25,126	37,586
Income tax benefit (provision)	10,003	(7,460)	(13,800)
Net income (loss)	$(32,605)	$17,666	$23,786
Weighted average number of common shares outstanding:
Basic	7,889	7,848	7,782
Diluted	7,889	7,919	7,886
Earnings per share of common stock:
Basic	$(4.13)	$2.25	$3.06
Diluted	$(4.13)	$2.23	$3.02

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2019	2018	2017
Net income (loss)	$(32,605)	$17,666	$23,786
Other comprehensive income (loss):
Unrealized (losses) gains on securities	368	(197)	(87)
Reclassification of realized gains (losses) on securities to other income	(321)	142	145
Unrealized (losses) gains on securities before taxes	47	(55)	58
Income tax benefit (expense) related to securities gains (losses)	(13)	17	(22)
Net unrealized (losses) gains on securities	34	(38)	36

Minimum pension liability	2,727	56	771
Income tax (expense) related to minimum pension liability	(709)	(15)	(292)
Net minimum pension asset	2,018	41	479

Other comprehensive gain, net of tax	2,052	3	515

Comprehensive income (loss)	$(30,553)	$17,669	$24,301

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par Value of Common Shares ($1 Par)	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2016	$7,700	$23,259	$180,919	$(2,228)	$209,650
Issuance of common stock:
Stock options exercised, net	79	999	–	–	1,078
Unrealized loss on available for sale investments, net of tax	–	–	–	36	36
Long-term incentive compensation	35	(213)	–	–	(178)
Stock-based compensation	8	647	–	–	655
Excess tax benefit from stock-based payment arrangements	–	1,494	–	–	1,494
Minimum pension liability adjustment, net of tax	–	–	–	479	479
Cash dividends declared	–	–	(6,240)	–	(6,240)
Net income	–	–	23,786	–	23,786
Balance at June 30, 2017	$7,822	$26,186	$198,465	$(1,713)	$230,760
Issuance of common stock:
Stock options exercised, net	17	216	–	–	233
Unrealized loss on available for sale investments, net of tax	–	–	–	(38)	(38)
Long-term incentive compensation	20	(858)	–	–	(838)
Stock-based compensation	9	777	–	–	786
Minimum pension liability adjustment, net of tax	–	–	–	41	41
Cash dividends declared	–	–	(6,912)	–	(6,912)
Net income	–	–	17,666	–	17,666
Adoption of ASU 2018-02	–	–	334	(334)	–
Balance at June 30, 2018	$7,868	26,321	209,553	(2,044)	241,698
Issuance of common stock:
Stock options exercised, net	5	76	–	–	81
Unrealized loss on available for sale investments, net of tax	–	–	–	34	34
Long-term incentive compensation	7	(315)	–	–	(308)
Stock-based compensation	23	1,430	–	–	1,453
Minimum pension liability adjustment, net of tax	–	–	–	2,018	2,018
Cash dividends declared	–	–	(6,944)	–	(6,944)
Net income (loss)	–	–	(32,605)	–	(32,605)
Balance at June 30, 2019	$7,903	27,512	170,004	8	205,427

Cash dividends declared per common share were $0.88, $0.88 and $0.80 for fiscal years ended June 30, 2019, 2018 and 2017, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	FOR THE YEARS ENDED JUNE 30,
	2019	2018	2017
OPERATING ACTIVITIES:
Net (loss) income	$(32,605)	17,666	23,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,440	7,367	7,936
Deferred income taxes	(6,121)	286	1,606
Stock-based compensation expense	1,355	501	1,609
Excess tax benefit from stock-based payment arrangements	–	–	(1,494)
Change in provision for losses on accounts receivable	(40)	(100)	(100)
Loss reserve for uncollectible VAT	2,612	–	–
ERP impairment	21,273	–	–
Restructuring expense	10,048	–	–
Cash payments for restructuring	(3,845)	–	–
Gain on disposition of capital assets	(71)	(1,792)	(512)
Gain on life insurance policies	–	–	–
Defined benefit plan termination	2,455	–	–
Changes in operating assets and liabilities:
Trade receivables	3,136	1,209	2,356
Inventories	2,545	3,193	(13,492)
Other current assets	(3,540)	(1,299)	1,036
Other assets	(2,589)	22	450
Accounts payable - trade	5,128	(1,874)	4,028
Accrued liabilities	(668)	2,546	477
Other long-term liabilities	201	(431)	(1,298)
Net cash provided by operating activities	6,714	27,294	26,388
INVESTING ACTIVITIES:
Purchases of investments	(13,042)	(42,230)	(30,537)
Proceeds from investments	28,970	44,172	12,474
Proceeds from sale of capital assets	248	6,152	1,848
Capital expenditures	(21,346)	(29,447)	(13,457)
Net cash used in investing activities	(5,170)	(21,353)	(29,672)
FINANCING ACTIVITIES:
Dividends paid	(6,918)	(6,746)	(6,062)
Proceeds from issuance of common stock	81	233	1,078
Shares issued to employees, net of shares withheld	(210)	(552)	(1,132)
Excess tax benefit from share-based payment	–	–	1,494
Net cash used in financing activities	(7,047)	(7,065)	(4,622)
(Decrease) increase in cash and cash equivalents	(5,503)	(1,124)	(7,906)
Cash and cash equivalents at beginning of year	27,750	28,874	36,780
Cash and cash equivalents at end of year	$22,247	27,750	28,874

	FOR THE YEARS ENDED JUNE 30,
	2019	2018	2017
SUPPLEMENTAL INFORMATION
Income taxes paid, net	$1,190	8,460	9,780
Capital expenditures in accounts payable	$142	4,084	1,740

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) incorporated in 1929 celebrated its 125th anniversary of the Company’s founding in 1893 during 2018. Flexsteel Industries, Inc. is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, healthcare, and recreational seating, the Company distributes its furniture throughout the United States and Canada through the Company’s sales force and various independent representatives.

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

USE OF ESTIMATES – the preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Ultimate results could differ from those estimates.

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

INVESTMENTS - during fiscal year 2019, the Company purchased available-for-sale securities, U.S. Treasury bills and U.S. Agencies, which are recorded at fair market value. These securities are classified as “Investments” in the consolidated balance sheets. Unrealized gains or losses are recorded in “Accumulated other comprehensive loss.” The fair market value and book value of the investments were $0.0 million and $16.0 million for the fiscal years ended June 30, 2019 and 2018, respectively. These assets are classified as Level 1 in accordance with fair value measurements described above.

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

INVENTORIES – are stated at the lower of cost or net realizable value utilizing the first-in – first-out (“FIFO”) method.

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

Flexsteel Industries Inc. began the implementation process to convert its operating and accounting systems to SAP during fiscal 2016.  Flexsteel incurred various software, consulting and internal salaries costs that were capitalized. In fourth quarter of fiscal 2018, Flexsteel placed into service 20% of the capitalized costs related to SAP and began to depreciate those assets over useful lives of 36 months for software costs and 60 months for consulting and internal salary implementation costs.  The 20% represented the two product lines that went live with the system in the fourth quarter of fiscal 2018: Home Styles and Commercial

Office.  After significant disruption during the initial implementation phase, and a subsequent analysis of root cause and corrective action activities, the Company stopped further implementation across the network and focused on stabilization of the new ERP system environment. Concurrently, the Company completed a thorough evaluation of the work completed to date, its usefulness in the context of future deployments and the potential for revised project scope.  Through this analysis the Company developed a plan for the future implementation of SAP.  This plan, which focuses on simplifying our processes and use of the system, allowed more specific analysis regarding the usability of items contained in our construction in progress.  As a result of this analysis, the Company recorded an impairment charge against capitalized costs of $21.3 million ($18.7 million in the quarter ended March 31, 2019, and $2.6 million in the quarter ended June 30, 2019).

No impairments of long-lived assets or changes in depreciable or amortizable lives were incurred during fiscal years 2018 and 2017.

LEASES – We conduct a significant portion of our manufacturing and distribution operations from leased locations. The leases generally require payment of real estate taxes, insurance and common area maintenance, in addition to rent. For most of our locations, the remaining life is less than 5 years with one or more renewal options thereafter. Some leases also contain escalation clauses. For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis from the date we take possession of the property to the end of the initial lease term. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Cash or lease incentives received upon entering into certain leases (“tenant allowances”) are recognized on a straight-line basis as a reduction to rent from the date we take possession of the property through the end of the initial lease term. We record the unamortized portion of tenant allowances as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate. Refer to Note 13, Commitments and Contingencies, for maturity details.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data.  The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – Revenue is recognized when control of the promised goods or services is performed to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate revenue primarily by manufacturing and delivering upholstered and wooden furniture products to independent furniture retailers in the United States. Each unit of furniture is a separate performance obligation. We satisfy our performance obligations when control of our product is passed to our customer, which is the point in time that are customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services.  Net sales consist of product sales and shipping and handling charges, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The guidance is effective for annual reporting periods beginning after December 15, 2017, the Company’s fiscal year 2019. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company adopted the modified retrospective method on July 1, 2018.   The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as revenue is recognized when product ownership and risk of loss is transferred to the customer, collectability is probable and the Company has no remaining performance obligations. Thus, the timing of revenue recognition is not impacted by the new standard.

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled.  Revenue is reduced by appropriate allowances, estimated returns, price concessions, or similar adjustments as applicable.  The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606). For its customer contracts, typically purchase orders, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is transferred to the customer. A good is transferred when the customer obtains control of that good and risk of loss transfers at a point in time.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated based upon historical data and discount percentages set with each customer. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general and administrative expense (SG&A).

The Company has a limited lifetime warranty on all products. The Company does not offer the option to purchase warranties. The Company accounts for warranties under ASC 460, Guarantees, and not as variable consideration related to revenue.

Occasionally the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2019, the Company had $1.1 million of customer deposits. As of June 30, 2018, the Company had $2.2 million of customer deposits.

Upon adoption of ASC 606, the Company elected the following practical expedients and policy elections:

●

The Company did not adjust contract prices for the effects of a significant financing component, as it expects the period when the goods or services are transferred to the customer and when the customer pays for those goods and services to be less than a year.

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

These accounting treatments are consistent with the ASC 606 standard as adopted. Therefore, there was no impact to the consolidated financial statements.

Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on financial position, results from operations and cash flows or related disclosures. As such, prior period financial statements were not adjusted.

The following table disaggregates the Company’s net sales by product category for the year ended June 30, (in millions):

	2019	2018
Residential	$374.5	$413.7
Contract	69.1	75.5
Total	$443.6	$489.2

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred.  The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets.  Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $4.3 million, $5.1 million and $7.3 million in fiscal years 2019, 2018 and 2017, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred.  Expenditures for design, research and development costs were approximately $4.4 million, $3.9 million and $3.7 million in fiscal years 2019, 2018 and 2017, respectively.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies.  The Company purchases specific stop-loss insurance for individual health care claims in excess of $175,000 per plan year.  For workers’ compensation the Company retains the first $450,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit.  Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within “Accrued liabilities – insurance” on the consolidated balance sheets.

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

EARNINGS PER SHARE (EPS) – basic EPS of common stock is based on the weighted-average number of common shares outstanding during each fiscal year.  Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested restricted shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method.; all options are anti-dilutive when there is a loss.  Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period.

In computing EPS for the fiscal years 2019, 2018 and 2017, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2019	2018	2017

Basic shares	7,889	7,848	7,782
Potential common shares:
Stock options	–	54	86
Long-term incentive plan	–	17	18
	–	71	104

Diluted shares	7,889	7,919	7,886

Anti-dilutive shares	112	40	–

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. The Company recognizes long-term incentive compensation plan expenses during the three-year performance periods; stock awards are issued following the end of the performance periods and are subject to verification of results and Compensation Committee of the Board of Directors approval.  See Note 9 Stock-Based Compensation.

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

Unadopted Accounting Pronouncements

ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2020 will be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification as operating or capital leases. The most significant impact of adoption will be the recognition of right of use assets and lease liabilities in the range of approximately $12.6 million to $13.4 million for operating leases. We currently estimate the cumulative pre-tax impact of these changes to retained earnings to be immaterial in fiscal 2020. We do not believe the standard will materially affect our consolidated statements of income or cash flows. As part of our adoption, we have also modified our internal control procedures and processes.

2.	INVENTORIES

A comparison of inventories is as follows:

(in thousands)	June 30,
	2019	2018
Raw materials	$14,182	$13,335
Work in process and finished parts	6,408	7,195
Finished goods	73,069	75,674
Total	$93,659	$96,204

3.	PROPERTY, PLANT AND EQUIPMENT

(in thousands)	Estimated	June 30,
	Life (Years)	2019	2018
Land		$5,684	$5,684
Buildings and improvements	5-39	86,299	66,823
Machinery and equipment	3-7	32,402	32,127
Delivery equipment	3-5	20,181	21,697
Furniture and fixtures	3-7	4,151	4,034
Computer software and hardware	3-10	11,051	30,000
Construction in progress		-	14,239
Total		159,768	174,604
Less accumulated depreciation		(80,530)	(83,879)
Net		$79,238	$90,725

4.	ACCRUED RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines which represent approximately 7% of its revenue.  In addition, the Company will permanently close its Riverside, California manufacturing facility.  These changes were initial outcomes driven from customer and product line profitability and footprint utilization analyses.  The changes are designed to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be invested in growing the business.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over the next two years, which includes previously announced restructuring activities.  The transformation program includes activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in work force over the next two years.

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $48.0 to $53.0 million over this two-year timeframe of which $36.0 to $40.0 million will be cash and $12.0 - $13.0 million non-cash.  In addition, the Company plans to list several properties for sale when the footprint optimization is completed.  When sold, the Company expects to generate $45.0 to $55.0 million in proceeds dependent upon market conditions at time of sale.

The components of restructuring costs are as follows (in thousands):

	Accrued			Accrued
	Restructuring		Expenses	Restructuring
	6/30/2018	Cost incurred	Paid	6/30/2019
One-time employee termination benefits	$-	$3,775	$2,044	$1,731
Contract termination costs	-	249	-	249
Other associated costs	-	6,024	1,801	4,223
Total	$-	$10,048	$3,845	$6,203

5.	OTHER NONCURRENT ASSETS

(in thousands)	June 30,
	2019	2018
Cash value of life insurance	$1,024	$1,016
Other	494	1,463
Total	$1,518	$2,479

6.   ACCRUED LIABILITIES – OTHER

(in thousands)	June 30,
	2019	2018
Dividends	1,758	1,731
Warranty	1,060	1,160
Other	4,250	3,120
Total	$7,068	$6,011

7.   CREDIT ARRANGEMENTS

The Company entered into an unsecured credit agreement on June 30, 2019, that provides short-term working capital financing up to $10.0 million with interest of LIBOR (as published by the ICE Benchmark Administration Limited, a United Kingdom company) plus 1% (3.40% at June 30, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at June 30, 2019 totaled $1.3 million.  Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of June 30, 2019.  The credit agreement expires June 30, 2020. At June 30, 2019, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an unsecured $10.0 million line of credit, with interest at prime (Wall Street Journal US Prime Rate) minus 2% (3.5% at June 30, 2019). No amount was outstanding on the line of credit at June 30, 2019. This line of credit matures December 31, 2019.

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

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2019	2018
Gross unrecognized tax benefits	$350	$500
Accrued interest and penalties	110	100
Gross liabilities related to unrecognized tax benefits	$460	$600
Deferred tax assets	$80	$100

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2019	2018	2017
Balance at July 1	$500	$320	$610
Additions based on tax positions related to the current year	–	270	130
Additions for tax positions of prior years	–	–	–
Reductions for tax positions of prior years	(120)	(90)	(420)
Balance at June 30	$380	$500	$320

The Company records interest and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.  Unrecognized tax benefits did not increase in the current year due to the loss situation.

The income tax provision is as follows for the years ended June 30:

(in thousands)	2019	2018	2017
Federal – current	$(3,933)	$6,731	$11,015
State and other – current	71	443	1,179
Deferred	(6,141)	286	1,606
Total	$(10,003)	$7,460	$13,800

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2019	2018	2017
Federal statutory tax rate	21.0%	28.1%	35.0%
State taxes, net of federal effect	4.1	2.7	2.7
Other	(1.6)	(1.1)	(1.0)
Effective tax rate	23.5%	29.7%	36.7%

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2019	2018
Accounts receivable	$260	$290
Inventory	40	50
Self-insurance	200	240
Payroll and related	570	610
Accrued liabilities	2,960	1,750
Property, plant and equipment	(3,200)	(2,390)
Investment tax credit	2,340	2,550
Valuation allowance	(1,700)	(1,745)
Net operating loss carryover	5,940	–
Other	150	100
Total	$7,560	$1,455

At June 30, 2019, certain state tax credit carryforwards of $2.3 million were available, with $0.7 million expiring between 2020 and 2028 and $1.6 million with an indefinite carryforward period.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  Generally, tax years 2015–2018 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.  As of June 30, 2019, there were no ongoing federal or state income tax audits.

At June 30, 2019, federal and state NOL carryforwards were $5.0 million and $0.9 million, respectively.  The federal and some state net operating losses will have an indefinite carryforward.  The remainder of the state net operating losses will expire in varying amounts between 2024 and 2039.

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform”), was enacted, which, among numerous provisions reduced the federal statutory corporate tax rate from 35% to 21%. Based on the provisions of the Tax Reform, the Company remeasured its deferred tax assets and liabilities and adjusted its estimated annual federal income tax rate to incorporate the lower corporate tax rate into the tax provision. For the fiscal year ended June 30, 2019, the Company utilized a rate of 21%.

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

Long-Term Incentive Compensation Plan

The long-term incentive compensation plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of June 30, 2019, 102,183 shares have been issued. The Committee selected fully-diluted earnings per share as the performance goal for the three-year performance periods July 1, 2016 – June 30, 2019 (2017-2019), July 1, 2017 – June 30, 2020 (2018-2020) and July 1, 2018 – June 30, 2021 (2019-2021). The Committee also selected total shareholder return as a performance goal for the executive officers for the three-year performance periods 2018-2020 and 2019-2021. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During fiscal years 2019, 2018 and 2017, the Company issued 9,675, 30,539 and 59,375 shares for the three-year performance periods July 1, 2015 – June 30, 2018 (2016-2018), July 1, 2014 – June 30, 2017 (2015-2017) and July 1, 2013 – June 30, 2016 (2014-2016), respectively.

The Company recorded plan (income) expense of ($0.2) million, ($0.4) million and $0.9 million for fiscal years ended June 30, 2019, 2018 and 2017, respectively. If the target performance goals for 2017-2019, 2018-2020 and 2019-2021 would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $0.8 million, $0.5 million and $0.3 million for each of the performance periods, respectively.

The aggregate number of shares that could be awarded to key executives if the minimum, target or maximum performance goals are met is as follows:

(in thousands)
Performance Period	Minimum	Target	Maximum
Fiscal Year 2017 – 2019	8	19	37
Fiscal Year 2018 – 2020	3	8	16
Fiscal Year 2019 – 2021	3	6	12

(2)	Stock Plans

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

For fiscal years 2019, 2018 and 2017, the Company issued options for 100,392, 21,439 and 24,317 common shares at a weighted average exercise price of $26.89, $45.21 and $47.45 (the fair market value on the date of grant), respectively. For fiscal years ended June 30, 2019, 2018 and 2017, the Company recorded expense of $0.6 million, $0.2 million and $0.3 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal years 2019, 2018 and 2017, respectively, under this plan; dividend yield of 3.5%, 1.8% and 1.5%; expected volatility of 32.7%, 31.1% and 30.8%; risk-free interest rate of 2.7%, 1.7% and 1.2%; and an expected life of 5 years. The expected volatility and expected life are determined based on historical data. The weighted-average grant date fair value of stock options granted during fiscal years 2019, 2018 and 2017 were $5.85, $10.87 and $11.76, respectively. The cash proceeds from stock options exercised were $0.0 million, $0.0 million and $0.7 million for fiscal years ended 2019, 2018 and 2017, respectively. There was no income tax benefit related to the exercise of stock options for fiscal years ended June 30, 2019, 2018 and 2017.

Under the Omnibus Stock Plan, the Company issued 15,585, 8,016 and 6,997 restricted shares to non-executive directors as compensation and recorded expense of $0.4 million, $0.3 million and $0.4 million during fiscal years ended June 30, 2019, 2018 and 2017, respectively.

During the fiscal year ended June 30, 2019, the Company recorded $0.2 million compensation expense for grants of an aggregate 18,789 restricted stock units under the plan to two executive officers as per their notification of award letters dated July 1, 2018.  The Company also recorded $0.1 million compensation expense for grants of an aggregate 26,961 options under the plan to three executive officers as per their notification of award letters dated January 15, 2019.

The Company awarded 30,000 restricted stock units, 30,000 options and 3,186 restricted stock shares to its Chief Executive Officer per notification of award letters dated December 28, 2018. The Company recorded $0.5 million compensation expense during the fiscal year related to these grants to the Chief Executive Officer.

The Company granted 4,169 restricted stock units as inducement grants to non-executive officers during the fiscal year at a nominal expense.

During the fiscal year ended June 30, 2018, the Company recorded $0.3 million compensation expense for grants of an aggregate 6,280 restricted stock units under the plan to two executive officers as per their notification of award letters dated July 1, 2017.

At June 30, 2019, there were 227,897 shares available for future grants.

2006 and 2009 Stock Option Plans

The stock option plans were for key employees, officers and directors and provided for granting incentive and nonqualified stock options. Under the plans, options were granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years. All options were exercisable when granted. No additional options can be granted under the 2006 and 2009 stock option plans. There were no options granted and no expense was recorded under these plans during the fiscal years ended June 30, 2019, 2018 and 2017.

The cash proceeds from stock options exercised were $0.1 million, $0.2 million and $0.4 million for fiscal years ended 2019, 2018 and 2017, respectively. The income tax benefit related to the exercise of stock options were $0.0 million, $0.1 million and $0.6 million for fiscal years ended 2019, 2018 and 2017, respectively.

(3)	Outside a Plan

During the fiscal year ended June 30, 2019, the Company awarded its new President and Chief Executive Officer 55,000 options outside any Company stock plan. The Company recorded $0.1 million compensation expense related to this grant during the fiscal year ended June 30, 2019.

(4)	Summary

A summary of the status of the Company’s stock option plans as of June 30, 2019, 2018 and 2017 and the changes during the years then ended is presented below:

			Aggregate
	Options	Weighted Average	Intrinsic Value
	(in thousands)	Exercise Price	(in thousands)
Outstanding at June 30, 2017	187	$27.21	$5,039
Granted	21	45.21
Exercised	(21)	18.89
Canceled	(21)	26.77
Outstanding at June 30, 2018	166	$30.65	$1,841
Granted	100	26.89
Exercised	(5)	15.50
Canceled	(36)	36.59
Outstanding at June 30, 2019	225	$28.37	$72

The following table summarizes information for options outstanding and exercisable at June 30, 2019:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$8.55–13.90	14,000	1.7	$11.91
17.23–19.77	24,600	2.7	18.82
20.50–27.57	94,548	7.4	24.22
31.06–32.80	53,778	7.3	32.27
43.09–47.45	38,238	7.2	45.33
$8.55–47.45	225,164	6.5	$28.37

10.  BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors various defined contribution retirement plans, which cover substantially all employees, other than employees covered by multi-employer pension plans under collective bargaining agreements.  Total retirement plan expense was $2.7 million, $2.8 million and $2.3 million in fiscal years 2019, 2018 and 2017, respectively.  The amounts include $2.6 million, $1.7 million and $0.8 million in fiscal years 2019, 2018 and 2017, for the Company’s matching contribution to retirement savings plans.

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

The Company’s participation in these plans for the annual period ended June 30, 2019, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2019 and 2018 is for the plan’s year-end at December 31, 2018 and 2017, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2019	2018	Plan Status	2019	2018	2017	Imposed	Agreement	in Plan

Central States SE and SW Areas Pension Fund	36-6044243	Red	Red	Implemented	$154	$150	$166	No	03/31/2022	9

Steelworkers Pension Trust	23-6648508	Green	Green	No	412	345	308	No	04/10/2020	175

Central Pension Fund	36-6052390	Green	Green	No	7	6	6	No	02/15/2023	2
					$573	$501	$480

The estimated cumulative cost to exit the Company’s multi-employer plans was approximately $18.0 million on June 30, 2019.

Defined Benefit Plan

The DMI Furniture Pension plan is terminated. The last distribution was made on March 22, 2019. The IRS determination letter was received on November 28, 2018. In total, $8.9 million was distributed from the plan to 362 participants. Of that number, $6.5 million was used to purchase annuities for 261 participants. Another $2.5 million was paid out in lump sum distributions. Final filing to the Pension Benefit Guarantee Corporation was made on April 23, 2019. As part of the termination of the plan, the Company recognized a pre-tax pension expense during the third quarter of fiscal 2019 of $2.5 million.

Retirement benefits were based on years of credited service multiplied by a dollar amount negotiated under collective bargaining agreements. The Company’s policy was to fund normal costs and amortization of prior service costs at a level that was equal to or greater than the minimum required under the Employee Retirement Income Security Act of 1974 (ERISA). As of June 30, 2019, the Company did not have any assets or liabilities recorded for a defined benefit plan. As of June 30, 2018, the Company recorded an asset related to the funded status of the defined pension plan recognized on the Company’s consolidated balance sheets in other assets of $0.5 million. The accumulated benefit obligation was $0.0 million and $8.1 million at fiscal years ended June 30, 2019 and 2018, respectively. The Company recorded expense of $0.0 million, $0.2 million and $0.2 million during fiscal years 2019, 2018 and 2017, respectively, related to the plan.

11.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	June 30,
(in thousands)	2019	2018	2017
Pension and other post-retirement benefit adjustments, net of tax (1)	$–	$(1,684)	$(1,725)
Adoption of ASU 2018-02	–	(334)	–
Available-for-sale securities, net of tax (2)	8	(26)	12
Total accumulated other comprehensive income (loss)	$8	$(2,044)	$(1,713)

(1)	The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $0.0 million, $0.7 million and $1.1 million at June 30, 2019, 2018 and 2017, respectively.
(2)	The tax effect on the available-for-sale securities is a tax benefit $0.0 million at June 30, 2019, 2018 and 2017.

12.   LITIGATION

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company. The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a). The Order directs the Company to perform remedial design and remedial action for the Lane Street Site. The Order was to be effective May 29, 2018. To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work. The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. During the latter part of 2018, Flexsteel submitted to the EPA its proposed work plan for the upgradient testing to be conducted pursuant to the draft AOC. The EPA provided comments on that documentation on December 4, 2018. On January 23, 2019, Flexsteel submitted responses to the EPA’s comments and revised work plan documents. On April 24, 2019, the Company signed the finalized AOC with the EPA to conduct the upgradient investigation. The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated financials for the fiscal year ended June 30, 2019 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate  the

Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Indiana Civil Litigation – In December 2013, the Company entered into a confidential agreement to settle the Indiana Civil Litigation. The Company paid $6.25 million to Plaintiffs to settle the matter without admission of wrongdoing. During fiscal year 2017, the recovery of litigation settlement and defense costs from insurance carriers was completed. During fiscal year 2018, the Company recorded no expenses or expense reimbursements related to the Indiana Civil Litigation in the consolidated statements of income. The Company received $1.2 million during the fiscal year ended June 30, 2017 for recovery of litigation settlement costs from insurers. These amounts are recorded as “Litigation settlement (costs) reimbursements” in the consolidated statements of income.

During the fiscal year ended June 30, 2017, the Company recorded $0.3 million in legal and other related expenses that were incurred responding to the lawsuits and pursuing insurance coverage. These expenses are included in SG&A expense in the consolidated statements of income.

During the fiscal year ended June 30, 2017, the Company received approximately $1.2 million from insurance carriers to reimburse the Company for certain legal defense costs. These reimbursement amounts are recorded in SG&A as a reduction of legal expenses.

Employment matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”).  Flexsteel removed the action to the United States District Court for the Central District of California on March 25, 2019.  Through their attorneys, Plaintiffs allege a series of wage-and-hour claims for: (1) failure to pay minimum wages; (2) failure to pay overtime; (3) failure to provide meal periods; (4) failure to authorize and permit rest periods; (5) failure to provide accurate wage statements; (6) failure to timely pay final wages; (7) failure to reimburse for all business expenses; and (8) unfair competition.  Plaintiffs seek to bring these eight causes of action on behalf of a proposed class of all current and former employees who held a non-exempt, hourly position in California since March 25, 2015.

On April 29, 2019, Plaintiffs filed a second and similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”).  Plaintiffs seek to bring the PAGA cause of action on behalf of a proposed group of all current and former employees who held a non-exempt, hourly position in California since February 21, 2018.

The Hernandez I case is still in the early stages, with the parties agreeing to defer most activities, including the exchange of initial rounds of written discovery, in an effort to explore a potential early resolution of this matter.  Hernandez II was only recently filed, and Flexsteel has not yet filed its responsive pleading.

In connection with the closure of its manufacturing facility in Riverside, California, Flexsteel obtained individual releases of claims from approximately 53 persons who would otherwise be part of the class.

Flexsteel agreed with Plaintiffs to engage in a full-day mediation with third-party mediator on August 14, 2019.  Those mediation efforts were ultimately successful, with Flexsteel agreeing to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class and unless an individual class member asks to be excluded.

At present, the material terms of the settlement are captured in a Memorandum of Agreement, which will be supplemented in the next 30-to-90 days with a long-form Stipulation of Settlement.  Flexsteel anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until calendar year 2020.  The settlement amount of $0.5 million, however, has been accrued during the fiscal year ended June 30, 2019.

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

13.  COMMITMENTS AND CONTINGENCIES

FACILITY LEASES – the Company leases certain facilities and equipment under various operating leases.  These leases require the Company to pay the lease cost, operating costs, including property taxes, insurance, and maintenance.  Total lease expense related to the various operating leases was approximately $4.9 million, $4.8 million and $4.6 million in fiscal years 2019, 2018 and 2017, respectively.

Expected future minimum commitments under operating leases, excluding non-lease components, as of June 30, 2019 were as follows:

(in thousands)

Fiscal Year Ended June 30,
2020	$4,880
2021	3,884
2022	2,229
2023	1,283
2024	1,330
Thereafter	–
$13,606

 14.  SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2019:
Net sales	$113,487	$118,352	$111,542	$100,207
Gross margin	21,791	21,474	21,328	5,347
ERP impairment	–	–	(18,668)	(2,605)
Restructuring expense	–	–	–	(10,048)
Litigation settlement reimbursements (costs)	–	–	–	(475)
Net income (loss)	1,296	1,566	(15,552)	(19,916)
Earnings per share:
Basic	$0.16	$0.20	$(1.97)	$(2.52)
Diluted	$0.16	$0.20	$(1.97)	$(2.52)

(in thousands, except per share amounts)	FOR THE QUARTER ENDED
	September 30	December 31	March 31	June 30
Fiscal 2018:
Net sales (1)	$119,834	$129,392	$126,861	$113,093
Gross margin	26,140	27,402	27,632	17,044
Environmental remediation	–	–	(3,600)	–
Gain on sale of facility	1,835	–	–	–
Net income (loss)	6,180	6,221	3,079	2,186
Earnings per share:
Basic	$0.79	$0.79	$0.39	$0.28
Diluted	$0.78	$0.78	$0.39	$0.28

(1)

During the quarter ended June 30, 2018, the Company recorded a $4.4 million fiscal year-to-date correction of an immaterial error related to variable consideration provided to customers. The correction decreased net sales and SG&A expenses.

15.  SUBSEQUENT EVENTS

On August 29, 2019, Flexsteel Industries, Inc. entered into an Agreement of Purchase and Sale and Joint Escrow Instructions dated August 26, 2019 to sell the Riverside property located at 7227 Central Avenue, Riverside, California for $20.5 million to Greenlaw Acquisitions, LLC.  There is a $0.5 million non-refundable deposit placed in escrow and the closing is scheduled for September 26, 2019.  The property is being sold “As-Is, Where-Is”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended.  The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2019. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013).  Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2019. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Company’s 2019 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Proposal 1 Election of Directors,” “Corporate Governance – Audit and Ethics Committee,” “Corporate Governance – Nominating Matters,” “Corporate Governance – Code of Ethics” and “Corporate Governance – Delinquent Section 16(a) Reports” is incorporated herein by reference.

Item 11.	Executive Compensation

The information contained in the Company’s 2019 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Director Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the Company’s 2019 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Ownership of Stock By Directors and Executive Officers,” “Ownership of Stock by Certain Beneficial Owners,” and “Equity Compensation Plan Information” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the Company’s 2019 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections “Corporate Governance – Board of Directors” and “Corporate Governance – Related Party Transaction Policy” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Company’s 2019 definitive proxy statement to be filed with the Securities and Exchange Commission under the sections captioned “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           (1)        Financial Statements

The financial statements of the Company are set forth above in Item 8.

(2)        Schedules

The following financial statement schedules for the years ended June 30, 2019, 2018 and 2017 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2019, 2018 and 2017

(in thousands) Description	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Accounts Receivable Allowances:
2019 (1)	290	110	(150)	250
2018	1,200	(80)	(20)	1,100
2017	1,300	70	(170)	1,200

VAT Allowances:
2019	–	2,612	(377)	2,235
2018	–	–	–	–
2017	–	–	–	–

(1)	The beginning balance was adjusted by $0.8 million for the adoption of Revenue Recognition ASU 2014-9.

Other schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements.

(3)	Exhibits

Exhibit No.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2017).

4.1	Description of the Company’s common stock filed herewith.

10.1	Flexsteel Industries, Inc. Restoration Retirement Plan (incorporated by reference to Exhibit No. 10.6 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.2	Flexsteel Industries, Inc. Senior Officer Supplemental Retirement Plan (incorporated by reference to Exhibit No. 10.7 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2001). *

10.3	2002 Stock Option Plan (incorporated by reference to Appendix A from the 2002 Flexsteel definitive proxy statement). *

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

10.10

Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.11

Form of Notification of Award for non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.12

Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.13

Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.14

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2013). *

10.15

Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013). *

10.16

Purchase and Sale Agreement dated August 8, 2014 between Flexsteel Industries, Inc. and ELHC I, LLC (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 14, 2014).

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

10.24	Retirement Agreement and Release with Karel K. Czanderna, dated September 13, 2018 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 21, 2018). *

10.25	Form of Retention Bonus Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 21, 2018). *

10.26	Amendment to Retirement Agreement and Release, dated October 25, 2018 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018). *

10.27

Severance Plan for Management Employees dated October 25, 2018, including Form of Participation Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 2, 2018). *

10.28

Form of Confidentiality and Noncompetition Agreement between the Company and Jerald K. Dittmer (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 20, 2018). *

10.29

Separation and Release Agreement between the Company and Richard J. Stanley, dated January 29, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 29, 2019). *

10.30	Executive Employment Agreement, dated December 28, 2018 with Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *

10.31

Notification of Non-Statutory Stock Option Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *

10.32	Notification of Restricted Stock Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *

10.33	Form of Notification of Non-Statutory Stock Option Award (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *

10.34

Agreement for Purchase and Sale and Joint Escrow Instructions between the Company and Greenlaw Acquisitions, LLC dated August 26, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019).

10.35

First Amendment Executive Employment Agreement between the Company and Jerald K. Dittmer, dated August 30, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019).*

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

101.INS XBRL Instance Document.

101.SCH XBRL Taxonomy Extension Schema Document.

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Labels Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 13, 2019		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer
and
Principal Executive Officer

		By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
and
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 13, 2019	/S/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	September 13, 2019	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	September 13, 2019	/S/ William S. Creekmuir
William S. Creekmuir
Director

Date:	September 13, 2019	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Director

Date:	September 13, 2019	/S/ Michael J. Edwards
Michael J. Edwards
Director

Date:	September 13, 2019	/S/ Robert J. Maricich
Robert J. Maricich
Director

Date:	September 13, 2019	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	September 13, 2019	/S/ Nancy E. Uridil
Nancy E. Uridil
Director