Form 10-Q
period 2019-09-30
FLEXSTEEL INDUSTRIES INC
filed 2019-10-31
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 0-5151

______________________________________

FLEXSTEEL INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Incorporated in State of Minnesota	42-0442319
(State or other Jurisdiction of	(I.R.S. Identification No.)
Incorporation or Organization)

385 BELL STREET

DUBUQUE, IOWA 52001-0877

(Address of Principal Executive Offices)      (Zip Code)

(563) 556-7730

(Registrant’s Telephone Number, Including Area Code)

______________________________________

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

Large Accelerated Filer ☐   Accelerated Filer ☑   Non-Accelerated Filer ☐   Smaller Reporting Company ☑   Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 29, 2019	7,941,762

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2019

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,236	$22,247
Trade receivables - less allowances: September 30, 2019, $418; June 30, 2019, $250	36,325	38,157
Inventories	93,568	93,659
Other	4,432	11,904
Total current assets	170,561	165,967
NONCURRENT ASSETS:
Property, plant and equipment, net	76,486	79,238
Operating lease right-of-use assets	11,516	—
Deferred income taxes	7,577	7,564
Other assets	1,332	1,518
TOTAL ASSETS	$267,472	$254,287
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$14,506	$18,414
Current portion of operating lease liabilities	4,373	—
Accrued liabilities:
Payroll and related items	4,335	4,428
Insurance	4,443	4,554
Restructuring costs	2,619	6,203
Advertising	3,118	3,497
Environmental remediation	3,600	3,600
Other	7,774	7,068
Total current liabilities	44,768	47,764
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	7,483	—
Other liabilities	698	1,096
Total liabilities	52,949	48,860

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000,000 shares; outstanding September 30, 2019, 7,941,762 shares; outstanding June 30, 2019, 7,902,708 shares	7,942	7,903
Additional paid-in capital	28,822	27,512
Retained earnings	177,759	170,004
Accumulated other comprehensive (loss) income	—	8
Total shareholders' equity	214,523	205,427
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$267,472	$254,287

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2019	2018
Net sales	$100,348	$113,487
Cost of goods sold	(83,127)	(91,696)
Gross margin	17,221	21,791
Selling, general and administrative	(17,475)	(20,196)
Restructuring expense	(6,004)	—
Gain on sale of facility	18,941	—
Operating income	12,683	1,595
Other income (expense)	86	181
Income before income taxes	12,769	1,776
Income tax provision	(3,218)	(480)
Net income	$9,551	$1,296
Weighted average number of common shares outstanding:
Basic	7,928	7,875
Diluted	8,190	7,921
Earnings per share of common stock:
Basic	$1.20	$0.16
Diluted	$1.17	$0.16

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Three Months Ended
	September 30,
	2019	2018
Net income	$9,551	$1,296
Other comprehensive income:
Unrealized gain (loss) on securities	(13)	18
Reclassification of realized gain (loss) on securities to other income	2	5
Other comprehensive (loss) income before taxes	(11)	23
Income tax benefit (expense) related to securities gain (loss)	3	(6)
Other comprehensive (loss) gain, net of tax	(8)	17
Comprehensive income	$9,543	$1,313

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$170,004	$8	$205,427
Adoption of ASU 2016-02	—	—	(42)	—	(42)
Issuance of common stock:
Unrealized loss on available for sale investments, net of tax	—	—	—	(8)	(8)
Long-term incentive compensation	—	109	—	—	109
Stock-based compensation	39	1,201	—	—	1,240
Cash dividends declared	—	—	(1,754)	—	(1,754)
Net income	—	—	9,551	—	9,551
Balance at September 30, 2019	$7,942	$28,822	$177,759	$—	$214,523

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2018	$7,868	$26,321	$209,553	$(2,044)	$241,698
Issuance of common stock:
Stock options exercised, net	3	41	—	—	44
Unrealized gain on available for sale investments, net of tax	—	—	—	17	17
Long-term incentive compensation	7	(115)	—	—	(108)
Stock-based compensation	6	440	—	—	446
Cash dividends declared	—	—	(1,734)	—	(1,734)
Net income	—	—	1,296	—	1,296
Balance at September 30, 2018	$7,884	$26,687	$209,115	$(2,027)	$241,659

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$9,551	$1,296
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,484	1,903
Deferred income taxes	(13)	(376)
Stock-based compensation expense	1,416	549
Change in provision for losses on accounts receivable	(238)	—
Gain on disposition of capital assets	(18,941)	(33)
Changes in operating assets and liabilities:
Trade receivables	2,070	(2,325)
Inventories	91	5,919
Other current assets	7,468	(2)
Other assets	176	—
Accounts payable - trade	(3,809)	2,361
Accrued liabilities	(3,173)	563
Other long-term liabilities	(401)	43
Net cash (used in) provided by operating activities	(3,319)	9,898
INVESTING ACTIVITIES:
Purchases of investments	(646)	(10,016)
Proceeds from sales of investments	646	8,015
Proceeds from sale of capital assets	19,625	33
Capital expenditures	(512)	(10,434)
Net cash provided by (used in) investing activities	19,113	(12,402)
FINANCING ACTIVITIES:
Dividends paid	(1,738)	(1,729)
Proceeds from issuance of common stock	—	43
Shares issued to employees, net of shares withheld	(67)	(211)
Net cash used in financing activities	(1,805)	(1,897)
Increase (decrease) in cash and cash equivalents	13,989	(4,401)
Cash and cash equivalents at beginning of period	22,247	27,750
Cash and cash equivalents at end of period	$36,236	$23,349

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$(4,746)	$—
Capital expenditures in accounts payable	$142	$4,006

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2019

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) and the related amendments. ASC 842 requires lessees to (i) recognize a right of use asset and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities.

The Company adopted ASC 842 utilizing the optional transition method, which allows guidance to be initially applied at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients, which allows the Company to forgo reassessing prior conclusions on lease definition, classification and initial direct costs related to existing leases as of the adoption date. The Company has made an accounting policy election to not to recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded.

2.  LEASES

Effective July 1, 2019, the Company adopted ASC 842, which resulted in a recognition of right-of-use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured at the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

The Company leases distribution centers and warehouses, manufacturing facilities, showrooms and office space. At the lease inception date, the Company determines if an arrangement is, or contains a lease. Some of our leases include options to renew at similar terms. The Company assesses these options to determine if the Company is reasonably certain of exercising these options based on relevant economic and financial factors. Options that meet these criteria are included in the lease term at the lease commencement date. The Company does not record leases with a term of 12 months or less on the Company’s consolidated balance sheets.

For purposes of measuring the Company’s ROU asset and lease liability, the discount rate utilized by the Company was based on the average interest rates effective for the Company’s two $10.0 million lines of credit.  Some of the Company’s leases contain variable rent payments, including common area maintenance and utilities. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

Three Months Ended
September 30,
(in thousands)	2019
Operating lease expense	$1,173
Variable lease expense	65
Total lease expense	$1,238

Other information related to leases were as follows:

Three Months Ended
September 30,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	646

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—

Weighted-average remaining lease term (in years):
Operating leases	1.9

Weighted-average discount rate:
Operating leases	3.5%

Fiscal year
(in thousands)
2020 (remainder of fiscal year)	$3,846
2021	3,990
2022	2,229
2023	1,283
2024	1,330
Thereafter	—
Total future minimum lease payments	$12,678
Less – Discount	822
Lease liability	$11,856

Future minimum lease payments under non-cancellable operating leases based on accounting standards applicable as of June 30, 2019 were as follows:

Fiscal year
(in thousands)
2020	$4,617
2021	3,990
2022	2,229
2023	1,283
2024	1,330
Thereafter	—
Total future minimum lease payments	$13,449

3.  INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2019	2019
Raw materials	$13,517	$14,182
Work in process and finished parts	7,747	6,408
Finished goods	72,304	73,069
Total	$93,568	$93,659

4.  ACCRUED RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines which represent approximately 7% of its revenue, and subsequently permanently closed its Riverside, California manufacturing facility. On September 26, 2019, the Company closed on the sale of the Riverside property resulting in net proceeds to the Company of $19.6 million after customary closing costs, prorations, and sales commissions and the Company recorded a gain of gain of $18.9 million.  These actions were initial outcomes driven from customer and product line profitability and footprint utilization analyses completed in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over the next two years, which includes previously announced restructuring activities.  The transformation program includes activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in work force over the next two years.  The activities are designed to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be invested in growing the business.

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $48.0 to $53.0 million over this two-year timeframe of which $36.0 to $40.0 million will be cash and $12.0 to $13.0 million non-cash.  In addition, the Company plans to list several properties for sale when the footprint optimization is completed.  When sold, the Company expects to generate $45.0 to $55.0 million in proceeds dependent upon market conditions at time of sale. Total cumulative restructuring and related costs incurred as of September 30, 2019 were $23.9 million.

The components of accrued restructuring costs are as follows:

	Accrued				Accrued
	Restructuring				Restructuring
	June 30,				September 30,
(in thousands)	2019	Cost Incurred	Expenses Paid	Non-Cash	2019
One-time employee termination benefits	$1,731	$346	$(1,238)	$—	$839
Contract termination costs	249	—	(82)	—	167
Other associated costs	4,223	5,658	(7,422)	(846)	1,613
Total	$6,203	$6,004	$(8,742)	$(846)	$2,619

5.  CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%  (3.02% at September 30, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2019 totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of September 30, 2019. The credit agreement expires June 30, 2020. At September 30, 2019, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%  (3.00% at September 30, 2019). No amount was outstanding on the line of credit at September 30, 2019. This line of credit matures December 31, 2019.

6.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended September 30, 2019 and 2018 were 25.2% and 27.0%, respectively.

7.  STOCK-BASED COMPENSATION

The Company has two stock-based compensation methods available when determining employee compensation.

(1)  Long-Term Incentive Compensation Plans

Long-Term Incentive Compensation Plan

The Long-Term Incentive Compensation Plan provides for shares of common stock to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company’s shareholders previously approved 700,000 shares to be issued under the plan. As of September 30, 2019, 102,183 shares have been issued.  The Committee selected fully-diluted earnings per share and total shareholder return as the performance goal for the three-year performance periods July 1, 2017 – June 30, 2020 (2018-2020) and July 1, 2018 – June 30, 2021 (2019-2021). For the July 1, 2019 – June 30, 2022 (2020-2022) three-year performance period, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022. Stock awards will be issued to participants as soon as practicable following the end of the performance periods subject to verification of results and Committee approval. The compensation cost related to the number of shares to be granted under each performance period is fixed on the grant date, which is the date the performance period begins.

During the quarter ended September 30, 2019, the Company increased the provision in the amount of $0.1 million. During the quarter ended September 30, 2018, the Company recorded no plan expense. If the target performance goals for 2018-2020, 2019-2021 and 2020-2022 plans would be achieved, the total amount of compensation cost recognized over the requisite performance periods would be $0.8 million, $0.5 million and $0.3 million, respectively.

(2) Stock Plans

Omnibus Stock Plan

The Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. The Company’s shareholders previously approved 700,000 shares to be issued under the plan.

Under the Omnibus Stock Plan, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant and exercisable for up to 10 years.  It is the Company’s policy to issue new shares upon exercise of stock options. The Company accepts shares of the Company’s common stock as payment for the exercise price of options. Shares received as payment are retired upon receipt. During the quarter ended September 30, 2019, the Company issued options for 30,000 common shares to its Chief Executive Officer, in lieu of a cash bonus, which was expensed in the prior year. During the quarter ended September 30, 2018, the Company issued options for 36,095 common shares and recorded expense of $0.3 million related to stock option grants.

Under the Omnibus Stock Plan, the Company issued 5,425 and 2,590 shares to non-executive directors as compensation and recorded expense of $0.1 million during the quarters ended September 30, 2019 and 2018, respectively.

During the quarter ended September 30, 2019, the Company recorded $0.8 million in restructuring expense for grants of an aggregate 167,760 restricted stock units and 10,382 restricted stock shares under the plan to executives as per their notification of award letters dated July 1, 2019. These restricted stock units and restricted stock shares were granted by the Compensation Committee to serve as a retention incentive for the executives during the restructuring.  The restricted stock units vest over an 18-month period. The Company also recorded $0.1 million compensation expense for grants of an aggregate 43,929 restricted stock units under the plan to executives as per their notification of award letters dated July 19, 2019.

During the quarter ended September 30, 2019, the Company recorded $0.1 million compensation expense related to 30,000 restricted stock units, 30,000 options and 3,186 restricted stock shares which were awarded to its Chief Executive Officer as per a notification of award letters dated December 28, 2018.

During the quarter ended September 30, 2018, the Company recorded $0.2 million compensation expense for grants of an aggregate 39,666 restricted stock units under the plan to four executive officers as per their notification of award letters dated July 1, 2018.

At September 30, 2019, 184,030 shares were available for future grants under the plan.

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

(3) Outside a Plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside any Company stock plan. The Company recorded $20 thousand compensation expense related to this grant during the quarter ended September 30, 2019.

(4) Summary

A summary of the status of the Company’s stock option plans as of September 30, 2019, June 30, 2019 and 2018 and the changes during the periods then ended is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2018	166	$30.65
Granted	100	26.89
Exercised	(5)	15.50
Cancelled	(36)	36.59
Outstanding at June 30, 2019	225	$28.37
Granted	30	15.14
Cancelled	(12)	32.99
Outstanding at September 30, 2019	243	$26.50

The following table summarizes information for options outstanding at September 30, 2019:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$8.55 - 15.14	44	7.3	$14.11
17.23 - 19.77	23	2.4	18.81
20.50 - 27.57	93	7.2	24.16
31.06 - 32.80	49	7.0	32.27
43.09 - 47.45	34	7.0	45.34
$8.55 - 47.45	243	6.3	$26.50

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

For the quarter ended September 30, 2018, net income as reported for each respective period is divided by the fully diluted weighted-average number of shares outstanding:

	Three Months Ended
	September 30,
(in thousands)	2019	2018
Basic shares	7,928	7,875
Potential common shares:
Stock options	4	40
Non-vested shares	258	6
	262	46
Diluted shares	8,190	7,921

Anti-dilutive shares	254	52

Cash dividends declared per common share were $0.22 and $0.22 for the quarters ended September 30, 2019 and 2018.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On July 5, 2018, the EPA proposed a draft AOC, to which the Company provided revisions. During the latter part of 2018, Flexsteel submitted to the EPA its proposed work plan for the upgradient testing to be conducted pursuant to the draft AOC. The EPA provided comments on that documentation on December 4, 2018. On January 23, 2019, Flexsteel submitted responses to the EPA’s comments and revised work plan documents. On April 24, 2019, the Company signed the finalized AOC with the EPA to conduct the upgradient investigation. The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated financials for the quarter ended September 30, 2019 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). Flexsteel agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Memorandum of Agreement, which will be supplemented in the next 30-to-90 days with a long-form Stipulation of Settlement.  Flexsteel anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until calendar year 2020. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and continues to reflect this liability in the consolidated financials for the quarter ended September 30, 2019.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2019 annual report on Form 10-K, with the exception of adopting the lease standard in the first quarter of fiscal 2020, as described in Note 1 of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the quarters ended September 30, 2019 and 2018.  Amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2019	2018
Net sales	100.0%	100.0%
Cost of goods sold	(82.8)	(80.8)
Gross margin	17.2	19.2
Selling, general and administrative	(17.4)	(17.8)
Restructuring expense	(6.0)	—
Gain on sale of facility	18.9	—
Operating income	12.6	1.4
Other income (expense)	0.1	0.1
Income before income taxes	12.7	1.5
Income tax provision	(3.2)	(0.4)
Net income	9.5%	1.1%

Results of Operations for the Quarter Ended September 30, 2019 vs. 2018

The following table compares net sales for the quarter ended September:

	Three Months Ended
	September 30,
(in thousands)	2019	2018	$ Change	% Change
Residential	$88,611	$96,043	$(7,432)	(7.7)%
Contract	11,737	17,444	(5,707)	(32.7)
Total	$100,348	$113,487	$(13,139)	(11.6)%

Net sales were $100.3 million for the quarter ended September 30, 2019 compared to net sales of $113.5 million in the prior year quarter, a decrease of 11.6%. Residential net sales declined 7.7% when compared to the prior year quarter.  The implementation of the tariff on furniture imported from China at 10% followed by an increase to 25% drove the majority of the overall contraction in residential net sales.  The decline in residential net sales was driven by lost sales on products sold through our ecommerce channel. However, products sold through this channel grew 23.5% in fiscal fourth quarter of 2019 versus the fiscal third quarter of 2019 and increased a further 5.5% in fiscal first quarter of 2020 versus fiscal fourth quarter of 2019. Contract net sales were down $5.7 million, of which $4.3 million was primarily driven by our decision to exit the commercial office and custom-designed hospitality product lines, coupled with a decline in our healthcare products from lower demand.

Gross margin as a percent of net sales for the quarter ended September 30, 2019 was 17.2%, compared to 19.2% for the prior year quarter, a decline of 200 basis points (“bps”).  The 200 bps decline was primarily driven by a decline of 220 bps due to lower volume and product mix, a decline of 40 bps due to depreciation for our Dubuque manufacturing plant placed in service the prior year,  and a decline of 40 bps in foreign currency exchange, which was partially offset by an increase in labor productivity of 110 bps from the consolidation of our manufacturing plants as part of our on-going restructuring plan.

Selling, general and administrative (SG&A) expenses decreased $2.7 million in the quarter ended September 30, 2019 compared to the prior year quarter.  In the prior year, we incurred $1.3 million for a one-time severance expense related to the retirement of our former President and Chief Executive Officer.  In addition, restructuring actions taken during the fiscal fourth quarter of 2019 drove $0.8 million of savings in the current quarter versus the year ago quarter.  As a percentage of net sales, SG&A was 17.4% in the quarter ended September 30, 2019, compared to 17.8% of net sales in the prior year quarter, a decrease of 40 bps. The $1.3 million severance expense for our former President and Chief Executive Officer, represents 110 bps of the prior year quarter’s SG&A expense as a percentage of the prior year’s net sales.

During the quarter ended September 30, 2019, we incurred $6.0 million of restructuring expenses primarily for facility closures, professional fees and employee termination costs as part of our previously announced comprehensive transformation program to be executed over the next two years. See Note 4 of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the quarter ended September 30, 2019, we completed the sale of Riverside, California property for a sale price of $20.5 million generating net proceeds of $19.6 million after customary closing costs, prorations and commissions.   This resulted in a recognized gain on sale of asset in the amount of $18.9 million.

Income tax expense was  $3.2 million or an effective rate of 25.2% during the quarter ended September 30, 2019 compared to income tax expense of $0.5 million in the prior year quarter or an effective tax rate of 27.0%.

Net  income was  $9.6 million or $1.17 per diluted share for the quarter ended September 30, 2019, compared to net income of $1.3 million or $0.16 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2019 was $125.8 million compared to $118.2 million at June 30, 2019. The increase in working capital was primarily attributable to proceeds from the sale of our Riverside, California facility, which was the main driver behind an increase in cash and cash equivalents of $14.0 million, partially offset by a decline in other currents assets and trade receivables of $9.3 million and a decline of $4.0 million in accounts payable primarily due to timing of payments compared to year-end. Capital expenditures are estimated to be a total of $5.0 to $6.0 million in fiscal 2020

A summary of operating, investing and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(3,319)	$9,898
Net cash provided by (used in) investing activities	19,113	(12,402)
Net cash used in financing activities	(1,805)	(1,897)
Increase (decrease) in cash and cash equivalents	$13,989	$(4,401)

For the quarter ended September 30, 2019, net cash used in operating activities was $3.3 million, which primarily consisted of net income of $9.5 million, non-cash depreciation of $2.5 million and a gain from the sale of capital assets of $18.9 million, coupled with net cash provided in operating assets and liabilities of $2.4 million. The cash provided in operating assets and liabilities of $2.4 million, was primarily due to a decline in trade receivables of $2.1 million and other current assets of $7.5 million, and a decline in accounts payable and accrued liabilities of $3.8 million and $3.2 million, respectively. The decline in other current assets was primarily driven by a tax refund of $4.6 million.

For the quarter ended September 30, 2018, net cash provided by operating activities was $9.9 million, which primarily consisted of net income of $1.3 million, non-cash depreciation of $1.9 million, a decrease of inventory of $5.9 million, and increases in accounts receivable of $2.3 million and accounts payable of $2.4 million.

Net cash provided by investing activities was $19.1 million for the quarter ended September 30, 2019, primarily due to proceeds of $19.6 million from the sale of our Riverside, California facility, partially offset by capital expenditures of $0.5 million.  Net cash used in investing activities was $12.4 million for the quarter ended September 30, 2018,  primarily due to capital expenditures of $10.4 million which included $8.4 million for the new Dubuque manufacturing facility and $1.8 million for the business information system.  Additionally, there were purchases of investments of $10.0 million and net proceeds from sales of investments were $8.0 million during the quarter ended September 30, 2018.

Net cash used in financing activities was $1.8 million for the quarter ended September 30, 2019 primarily due to dividends paid of $1.7 million.  Net cash used in financing activities was $1.9 million for the quarter ended September 30, 2018 primarily due to dividends paid of $1.7 million.

Lines of Credit

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (3.02% at September 30, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at September 30, 2019 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2020.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2% (3.00% at September 30, 2019).  No amount was outstanding on the line of credit at September 30, 2019.  This line of credit matures December 31, 2019.

Although Management believes that the Company currently has adequate liquidity for normal operations, Management continues to review several financing options to provide additional liquidity through the restructuring and transformation process if required.

Contractual Obligations

As of September 30, 2019, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2019.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices.  As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties, tariffs and taxes on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies.  Any of these factors could interrupt supply, decrease sales, increase costs and decrease earnings.

Foreign Currency Risk – During the quarters ended September 30, 2019 and 2018, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies.   The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.  At September 30, 2019, the Company did not have any debt outstanding, other than the portion of the $10.0 million credit facility associated with outstanding letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2019.

(b) Changes in internal control over financial reporting.  During the quarter ended September 30, 2019, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein.  Investors are cautioned that all forward-looking statements involve risk and uncertainty.  Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, timing to implement restructuring and general economic conditions.  For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Item 6.  Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	October 31, 2019	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
(Principal Financial & Accounting Officer)