Form 10-Q
period 2019-12-31
FLEXSTEEL INDUSTRIES INC
filed 2020-01-31
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of January 29, 2020	7,991,183

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2019

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	December 31,	June 30,
	2019	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,334	$22,247
Trade receivables - less allowances: December 31, 2019, $362; June 30, 2019, $250	41,567	38,157
Inventories	86,550	93,659
Other	5,703	11,904
Assets held for sale	629	—
Total current assets	171,783	165,967
NONCURRENT ASSETS:
Property, plant and equipment, net	74,946	79,238
Operating lease right-of-use assets	14,106	—
Deferred income taxes	7,577	7,564
Other assets	1,322	1,518
TOTAL ASSETS	$269,734	$254,287
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$20,397	$18,414
Current portion of operating lease liabilities	5,112	—
Accrued liabilities:
Payroll and related items	4,336	4,428
Insurance	4,211	4,554
Restructuring costs	1,249	6,203
Advertising	3,954	3,497
Environmental remediation	3,600	3,600
Other	7,913	7,068
Total current liabilities	50,772	47,764
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	9,032	—
Other liabilities	689	1,096
Total liabilities	60,493	48,860

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000,000 shares; outstanding December 31, 2019, 7,949,968 shares; outstanding June 30, 2019, 7,902,708 shares	7,950	7,903
Additional paid-in capital	30,732	27,512
Retained earnings	170,559	170,004
Accumulated other comprehensive income	—	8
Total shareholders' equity	209,241	205,427
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$269,734	$254,287

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	$102,949	$118,352	$203,297	$231,839
Cost of goods sold	(86,899)	(96,878)	(170,026)	(188,574)
Gross margin	16,050	21,474	33,271	43,265
Selling, general and administrative	(18,088)	(19,371)	(35,563)	(39,567)
Restructuring expense	(5,067)	—	(11,071)	—
Gain on disposal of assets	26	—	18,967	—
Operating (loss) income	(7,079)	2,103	5,604	3,698
Other income	107	58	193	239
(Loss) income before income taxes	(6,972)	2,161	5,797	3,937
Income tax benefit (provision)	1,588	(595)	(1,630)	(1,075)
Net (loss) income	$(5,384)	$1,566	$4,167	$2,862
Weighted average number of common shares outstanding:
Basic	7,944	7,885	7,936	7,880
Diluted	7,944	7,917	8,146	7,922
(Loss) earnings per share of common stock:
Basic	$(0.68)	$0.20	$0.53	$0.36
Diluted	$(0.68)	$0.20	$0.51	$0.36

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net (loss) income	$(5,384)	$1,566	$4,167	$2,862
Other comprehensive income:
Unrealized gain (loss) on securities	(5)	64	(18)	82
Reclassification of realized gain (loss) on securities to other income	5	(107)	7	(103)
Other comprehensive loss before taxes	—	(43)	(11)	(21)
Income tax benefit related to securities loss	—	11	3	6
Other comprehensive loss, net of tax	—	(32)	(8)	(15)
Comprehensive (loss) income	$(5,384)	$1,534	$4,159	$2,847

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2019
	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$170,004	$8	$205,427
Adoption of ASU 2016-02	—	—	(42)	—	(42)
Unrealized loss on available for sale investments, net of tax	—	—	—	(8)	(8)
Long-term incentive compensation	—	109	—	—	109
Stock-based compensation	39	1,201	—	—	1,240
Cash dividends declared	—	—	(1,754)	—	(1,754)
Net income	—	—	9,551	—	9,551
Balance at September 30, 2019	$7,942	$28,822	$177,759	$—	$214,523
Stock options exercised	2	19	—	—	21
Long-term incentive compensation	—	104	—	—	104
Stock-based compensation	6	1,787	—	—	1,793
Cash dividends declared	—	—	(1,816)	—	(1,816)
Net loss	—	—	(5,384)	—	(5,384)
Balance at December 31, 2019	$7,950	$30,732	$170,559	$—	$209,241

 See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2018

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2018	$7,868	$26,321	$209,553	$(2,044)	$241,698
Stock options exercised	3	41	—	—	44
Unrealized gain on available for sale investments, net of tax	—	—	—	17	17
Long-term incentive compensation	7	(115)	—	—	(108)
Stock-based compensation	6	440	—	—	446
Cash dividends declared	—	—	(1,734)	—	(1,734)
Net income	—	—	1,296	—	1,296
Balance at September 30, 2018	$7,884	$26,687	$209,115	$(2,027)	$241,659
Stock options exercised	1	7	—	—	8
Unrealized loss on available for sale investments, net of tax	—	—	—	(32)	(32)
Stock-based compensation	4	318	—	—	322
Cash dividends declared	—	—	(1,736)	—	(1,736)
Net income	—	—	1,566	—	1,566
Balance at December 31, 2018	$7,889	$27,012	$208,945	$(2,059)	$241,787

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$4,167	$2,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,930	3,734
Deferred income taxes	(13)	(35)
Stock-based compensation expense	3,312	871
Change in provision for losses on accounts receivable	(178)	(86)
Change in reserve for VAT receivable	(943)	—
Gain on disposition of capital assets	(18,967)	(42)
Changes in operating assets and liabilities:
Trade receivables	(3,232)	(1,346)
Inventories	7,109	2,299
Other current assets	7,143	(1,980)
Other assets	176	—
Accounts payable - trade	1,849	3,590
Accrued liabilities	(4,165)	946
Other long-term liabilities	(409)	117
Net cash provided by operating activities	779	10,930
INVESTING ACTIVITIES:
Purchases of investments	(1,268)	(12,572)
Proceeds from sales of investments	1,269	20,515
Proceeds from sale of capital assets	19,652	42
Capital expenditures	(1,814)	(17,462)
Net cash provided by (used in) investing activities	17,839	(9,477)
FINANCING ACTIVITIES:
Dividends paid	(3,485)	(3,463)
Proceeds from issuance of common stock	21	52
Shares issued to employees, net of shares withheld	(67)	(211)
Net cash used in financing activities	(3,531)	(3,622)
Increase (decrease) in cash and cash equivalents	15,087	(2,169)
Cash and cash equivalents at beginning of period	22,247	27,750
Cash and cash equivalents at end of period	$37,334	$25,581

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$(4,623)	$1,430
Capital expenditures in accounts payable	$135	$2,244

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2019

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries was incorporated in 1929 and is one of the oldest and largest manufacturers, importers and marketers of residential and contract upholstered and wooden furniture products in the United States. Over the generations the Company has built a committed retail and consumer following based on its patented, guaranteed-for-life Blue Steel SpringTM – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime. With offerings for use in home, healthcare, and recreational seating, the Company distributes its furniture throughout the United States and Canada through the Company’s sales force and various independent representatives.

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

The Company adopted ASC 842 utilizing the optional transition method, which allows guidance to be initially applied at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients, which allows the Company to forgo reassessing prior conclusions on lease definition, classification and initial direct costs related to existing leases as of the adoption date. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded.

2.  LEASES

Effective July 1, 2019, the Company adopted ASC 842, which resulted in a recognition of right-of-use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities reflect the obligation to make lease payments arising from the lease. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

	Three Months Ended	Six Months Ended
	December 31,	December 31,
(in thousands)	2019	2019
Operating lease expense	$1,168	$2,341
Variable lease expense	64	129
Total lease expense	$1,232	$2,470

Other information related to leases and future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

Six Months Ended
December 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,990

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,604

Weighted-average remaining lease term (in years):
Operating leases	2.0

Weighted-average discount rate:
Operating leases	3.5%

Fiscal year
(in thousands)
Within one year	$5,441
After one year and within two years	3,609
After two years and within three years	2,541
After three years and within four years	2,092
After four years and within five years	1,452
After five years	—
Total future minimum lease payments	$15,135
Less – Discount	991
Lease liability	$14,144

Future minimum lease payments under non-cancellable operating leases based on accounting standards applicable as of June 30, 2019 were as follows:

Fiscal year
(in thousands)
2020	$4,617
2021	3,990
2022	2,229
2023	1,283
2024	1,330
Thereafter	—
Total future minimum lease payments	$13,449

3.  INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2019	2019
Raw materials	$13,932	$14,182
Work in process and finished parts	7,080	6,408
Finished goods	65,538	73,069
Total	$86,550	$93,659

4.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines which represented approximately 7% of its revenue, and subsequently permanently closed its Riverside, California manufacturing facility. On September 26, 2019, the Company closed on the sale of the Riverside property resulting in net proceeds to the Company of $19.6 million after customary closing costs, prorations, and sales commissions and the Company recorded a pre-tax gain of $18.9 million.  These actions were initial outcomes driven from customer and product line profitability and footprint utilization analyses completed in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over the next two years, which included the previously announced restructuring activities on May 15, 2019.  The transformation program includes activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in work force over the next two years.  The activities are designed to increase organizational effectiveness, gain manufacturing efficiencies and provide cost savings that can be invested in growing the business.

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $48.0 to $53.0 million over this two-year timeframe of which $36.0 to $40.0 million will be cash and $12.0 to $13.0 million non-cash.  In addition, the Company plans to list several properties for sale when the footprint optimization is completed.  When sold, the Company expects to generate $45.0 to $55.0 million in proceeds (including the $19.6 million Riverside, California manufacturing facility discussed above) dependent upon market conditions at time of sale. Total cumulative restructuring and related costs incurred as of December 31, 2019 were $29.0 million.

The following is a summary of restructuring costs for the three and six months ended December 31, 2019.

	Three Months Ended	Six Months Ended
(in thousands)	December 31, 2019	December 31, 2019
Inventory impairment	$27	$206
One-time employee termination benefits	123	469
Other associated costs	4,944	10,602
Total restructuring and related expenses	$5,094	$11,277
Reported as:
Cost of goods sold	$27	$206
Operating expenses	$5,067	$11,071

The components of accrued restructuring costs are as follows:

	Accrued				Accrued
	Restructuring				Restructuring
	June 30,				December 31,
(in thousands)	2019	Cost Incurred	Expenses Paid	Non-Cash	2019
Inventory impairment	$—	$206	$—	$(206)	$—
One-time employee termination benefits	1,731	469	(1,835)	—	365
Contract termination costs	249	—	(82)	—	167
Other associated costs	4,223	10,602	(12,093)	(2,015)	717
Total	$6,203	$11,277	$(14,010)	$(2,221)	$1,249

5.  CREDIT ARRANGEMENTS

The Company maintains an unsecured credit agreement that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1%  (2.76% at December 31, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2019 totaled $1.3 million. Other than the outstanding letters of credit, the Company did not utilize borrowing availability under the credit facility, leaving borrowing availability of $8.7 million as of December 31, 2019. The credit agreement expires June 30, 2020. At December 31, 2019, the Company was in compliance with all of the financial covenants contained in the credit agreement.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%, (2.75% at December 31, 2019) that was scheduled to mature on December 31, 2019. Effective December 31, 2019, the Company renewed this unsecured $10.0 million line of credit, with interest at prime minus 2%, subject to a floor of 3.75%, and extended the maturity date to June 30, 2020. No amount was outstanding on the line of credit at December 31, 2019.

6.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended December 31, 2019 and 2018 were 22.8% and 27.5%, respectively and for the six months ended December 31, 2019 and 2018 were 28.1% and 27.3%, respectively.

7.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over one to three years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years. Stock-based compensation is included in selling, general and administrative, and restructuring expenses on the Consolidated Statements of Income.  The stock-based compensation expense included in restructuring expense were for retention RSUs in connection with the Company’s restructuring plan.  Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expense for the three and six months ended December 31, 2019 and December 31, 2018.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Total stock-based compensation expense	$1,897	$323	$3,077	$868

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three-year performance periods from July 1, 2017 – June 30, 2020 (“2018-2020”) and July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, both the performance period 2018-2020 and 2019-2021 are no longer attainable.  For the July 1, 2019 – June 30, 2022 (“2020-2022”) three-year performance period, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022. Since the 2018-2020 and 2019-2021 performance periods are no longer attainable, only RSU’s granted for the 2020-2022 performance period are included in the table below for the Company’s unvested LTICP RSUs during the six months ended December 31, 2019:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as June 30, 2019	—	$—	—	$—	—	$—
Granted	44	16.90	66	16.75	110	16.81
Unvested as of December 31, 2019	44	$16.90	66	$16.75	110	$16.81

Total unrecognized stock-based compensation related to the unvested LTICP RSUs was $1.2 million as of December 31, 2019, which is expected to be recognized over a  period of 2.5 years.

(2) 2013 Omnibus Stock Plan, 2006 and 2009 Stock Option Plans

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No additional stock options can be granted under the 2006 and 2009 stock option plans.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs during the six months ended December 31, 2019 is as follows:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as June 30, 2019	55	$28.55
Granted	221	16.48
Vested	(12)	31.80
Unvested as of December 31, 2019	264	$18.33

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $2.1 million as of December 31, 2019, which is expected to be recognized over a weighted average period of 1.3 years.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2019, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2019	225	$28.37
Granted	30	15.14
Exercised	(2)	8.55
Cancelled	(20)	34.59
Outstanding at December 31, 2019	233	$26.50

The following table summarizes information for options outstanding at December 31, 2019:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$8.55 - 15.14	41	7.7	$14.45
17.23 - 19.77	23	2.4	18.81
20.50 - 27.57	92	7.3	24.13
31.06 - 32.80	46	7.0	32.28
43.09 - 47.45	31	7.0	45.32
$8.55 - 47.45	233	6.8	$26.36

Total unrecognized stock-based compensation expense related to options was $0.2 million as of December 31, 2019, which is expected to be recognized over a period of 1.2 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.1 million as of December 31, 2019, which is expected to be recognized over a period of 1.5 years.

8.  EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding.  The Company’s potential common shares outstanding are stock options, shares associated with the Long-Term Incentive Compensation Plan and non-vested restricted stock units and restricted shares. The Company calculates the dilutive effect of outstanding options, restricted stock units and restricted shares using the treasury stock method.  Anti-dilutive options are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. In computing EPS for the quarter ended December 31, 2019, there are no dilutive shares as the Company reported a net loss. The reconciliation of the numerator and denominator of the basic and diluted earnings pers share calculation is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2019	2018	2019	2018
Basic shares	7,944	7,885	7,936	7,880
Potential common shares:
Stock options	—	20	6	33
Non-vested restricted stock units and restricted shares	—	12	204	9
	—	32	210	42
Diluted shares	7,944	7,917	8,146	7,922

Anti-dilutive shares	—	141	254	115

Cash dividends declared per common share were $0.22 and $0.44 for the three months and six months ended December 31, 2019, respectively, and $0.22 and $0.44 for the three and six months ended December 31, 2018, respectively.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount a  $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  On November 22, 2019, the Company submitted a Data Summary Report with the data from those activities to the EPA.  The EPA provided comments on the Data Summary Report on January 14, 2020.  Meanwhile, on January 2, 2020, the Company entered into a First Amended Tolling

Agreement with the EPA which extends the statute of limitations potential claims by EPA through August 24, 2020.  The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated financials for the quarter ended December 31, 2019 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). Flexsteel agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Memorandum of Agreement. Flexsteel anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until the fiscal year ended June 30, 2021. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and continues to reflect this liability in the consolidated financials for the quarter ended December  31, 2019.

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

10. ASSETS HELD FOR SALE

During the second quarter of fiscal 2019, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Huntingburg, Indiana, and Dubuque, Iowa locations as part of the Company’s restructuring plan, see Note 4 Restructuring. A summary of the assets held for sale is included in the table below as of December 31, 2019.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Dubuque, Iowa	Airplane	$2,593	$(2,093)	$500
Harrison, Arkansas	Building & building improvements	1,382	(1,354)	28
	Land & land improvements	92	(42)	50
	Machinery & equipment	1,391	(1,391)	—
Huntingburg, Indiana	Building	855	(855)	—
	Land	51	—	51
		$6,364	$(5,735)	$629

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2019 and 2018.  Amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	(84.4)	(81.9)	(83.6)	(81.3)
Gross margin	15.6	18.1	16.4	18.7
Selling, general and administrative	(17.6)	(16.4)	(17.5)	(17.1)
Restructuring expense	(4.9)	—	(5.4)	—
Gain on sale of facility	0.0	—	9.3	—
Operating (loss) income	(6.9)	1.8	2.8	1.6
Other income	0.1	—	0.1	0.1
(Loss) income before income taxes	(6.8)	1.8	2.9	1.7
Income tax benefit (provision)	1.5	(0.5)	(0.8)	(0.5)
Net (loss) income	(5.2)%	1.3%	2.0%	1.2%

Results of Operations for the Quarter Ended December 31, 2019 vs. 2018

The following table compares net sales for the quarter ended December:

	Three Months Ended
	December 31,
(in thousands)	2019	2018	$ Change	% Change
Residential	$94,074	$99,414	$(5,340)	(5.4)%
Contract	8,875	18,938	(10,063)	(53.1)
Total	$102,949	$118,352	$(15,403)	(13.0)%

Net sales were $102.9 million for the quarter ended December 31, 2019 compared to net sales of $118.4 million in the prior year quarter, a decrease of 13.0%. Residential net sales declined 5.4% when compared to the prior year quarter.  The decline in residential net sales was primarily driven by the implementation of the tariff on furniture imported from China at 10% followed by an increase to 25%, which triggered significant price increases to the market place and led to the contraction of volume.  This was partially offset by increased sales of our ready to assemble furniture through our ecommerce channel. Our ready to assemble furniture line sold primarily through ecommerce grew 30.1% during the quarter ended December 31, 2019 compared to the prior year quarter due to strong holiday sales and promotions.  Contract net sales were down $10.1 million, of which $7.3 million was primarily driven by our decision to exit the commercial office and custom-designed hospitality product lines, coupled with a decline in our healthcare and vehicle products from lower demand.

Gross margin as a percent of net sales for the quarter ended December 31, 2019 was 15.6%, compared to 18.1% for the prior year quarter, a decline of 250 basis points (“bps”).  Aggressive product pricing across our ecommerce and brick and mortar channels during the holiday shopping season contracted margins approximately 90 bps in the quarter. Additionally, as part of our customer and product profitability initiative, we executed a SKU rationalization process which resulted in an inventory valuation adjustment accounting for approximately 150 bps of margin contraction. The remaining margin compression was due to increased costs aimed at improving lead times and customer experience of approximately 80 bps, offset by a benefit related to our success in collecting foreign VAT.

Selling, general and administrative (SG&A) expenses decreased $1.3 million in the quarter ended December 31, 2019 compared to the prior year quarter.  The decrease in SG&A expenses was due to the CEO transition expenses recorded in the prior year, volume reductions and restructuring savings, which were partially offset by ERP expenses, as well as higher incentive compensation.

During the quarter ended December 31, 2019, we incurred $5.1 million of restructuring expenses primarily for facility closures, professional fees and employee termination costs as part of our previously announced comprehensive transformation program. See Note 4 Restructuring of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax benefit was $1.6 million, or an effective rate of 22.8%, during the quarter ended December 31, 2019 compared to income tax expense of $0.6 million in the prior year quarter, or an effective tax rate of 27.5%.

Net  loss was $5.4 million, or $0.68 per diluted share for the quarter ended December 31, 2019, compared to net income of $1.6 million, or $0.20 per diluted share in the prior year quarter.

Results of Operations for the Six Months Ended December 31, 2019 vs. 2018

The following table compares net sales for the six months ended December:

	Six Months Ended
	December 31,
(in thousands)	2019	2018	$ Change	% Change
Residential	$182,685	$195,457	$(12,772)	(6.5)%
Contract	20,612	36,382	(15,770)	(43.3)
Total	$203,297	$231,839	$(28,542)	(12.3)%

Net sales were $203.3 million for the six months ended December 31, 2019 compared to net sales of $231.8 million in the prior year six-month period, a decrease of 12.3%. Residential net sales declined 6.5% when compared to the prior year six-month period.  The decline in residential net sales are primarily attributable to the same factors discussed above for the quarter ended December 31, 2019 versus December 31, 2018. Contract net sales were down $15.8 million, of which $11.6 million was primarily driven by our decision to exit the commercial office and custom-designed hospitality product lines, coupled with a decline in our healthcare and vehicle seating products due to demand.

Gross margin as a percent of net sales for the six months ended December 31, 2019 was 16.4%, compared to 18.7% for the prior year six-month period, a decline of 230 bps. The 230 bps decline was primarily driven by a decline of 170 bps due to lower volume and product mix. Aggressive product pricing across our ecommerce and brick and mortar channels during the holiday shopping season contracted margins approximately 50 bps in the current six-month period. Additionally, as part of our customer and product profitability initiative, in the second quarter of fiscal 2020, we executed a SKU rationalization process which resulted in an inventory valuation adjustment representing 70 bps of margin contraction in the six-month period. Increased costs to serve customers to improve lead times and customer experience, favorable material and labor costs, and a benefit related to our success in collecting foreign VAT also contributed to margin performance in the six-month period.

Selling, general and administrative expenses decreased $4.0 million in the six months ended December 31, 2019 compared to the prior year six-month period.  The decline of $4.0 million was primarily due to the CEO transition expenses recorded in the prior year, decreased volume and restructuring savings. These SG&A reductions were partially offset by ERP expenses and higher expenses for incentive compensation.

During the six months ended December 31, 2019, we incurred $11.3 million of restructuring expenses primarily for facility closures, professional fees and employee termination costs as part of our previously announced comprehensive transformation program. See Note 4 Restructuring of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the six months ended December 31, 2019, we completed the sale of our Riverside, California property for a sale price of $20.5 million generating net proceeds of $19.6 million after customary closing costs, prorations and commissions. This resulted in a recognized, pre-tax gain on sale of asset in the amount of $18.9 million.

Income tax expense was $1.6 million, or an effective rate of 28.1%, during the six months ended December 31, 2019 compared to income tax expense of $1.1 million in the prior year six-month period, or an effective tax rate of 27.3%.

Net income was $4.2 million, or $0.51 per diluted share for the six months ended December 31, 2019, compared to net income of $2.9 million, or $0.36 per diluted share in the six-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2019 was $121.0 million compared to $118.2 million at June 30, 2019. The increase in working capital was primarily attributable to proceeds from the sale of our Riverside, California facility, which was the main driver behind an increase in cash and cash equivalents of $15.1 million. Trade receivables increased $3.4 million, restructuring cost accruals declined $5.0 million,  inventory declined $7.1 million due to strong sales, inventory management and SKU rationalization activities and other currents assets declined $6.2 million, primarily due to the collection of an income tax refund. Accounts Payable increased $2.0 million. Capital expenditures are estimated to be a total of $4.0 to $5.0 million in fiscal 2020.

A summary of operating, investing and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$779	$10,930
Net cash provided by (used in) investing activities	17,839	(9,477)
Net cash used in financing activities	(3,531)	(3,622)
Increase (decrease) in cash and cash equivalents	$15,087	$(2,169)

Net cash provided by operating activities

For the six months ended December 31, 2019, net cash provided by operating activities was $0.8 million, which primarily consisted of net income of $4.2 million, adjusted for non-cash depreciation of $4.9 million,  gain from the sale of capital assets of $19.0 million and non-cash stock based compensation of $3.3 million. Net cash provided in operating assets and liabilities was  $8.5 million. The cash provided in operating assets and liabilities of $8.5 million, was primarily due to a decline in inventory of $7.1 million and other current assets of $7.1 million, coupled with an increase in accounts payable of $1.8 million, partially offset by an increase trade receivables of $3.2 million and a reduction in accrued liabilities of $4.2.  The decline in other current assets was primarily driven by a tax refund.

For the six months ended December 31, 2018, net cash provided by operating activities was $10.9 million, which primarily consisted of net income of $2.9 million, adjusted for non-cash depreciation of $3.7 million, a decrease in inventory of $2.3 million, and increases in accounts payable of $3.6 million and accounts receivable of $1.3 million.

Net cash provided by (used in) investing activities

For the six months ended December 31, 2019, net cash provided by investing activities was $17.8 million,  primarily due to proceeds of $19.6 million from the sale of our Riverside, California facility, partially offset by capital expenditures of $1.8 million.

For the six months ended December 31, 2018, net cash used in investing activities was $9.5 million. Capital expenditures were $17.5 million, partially offset by net proceeds from sales of investments of $7.9 million.

Net cash used in financing activities

For the six months ended December 31, 2019, net cash used in financing activities was $3.5 million, primarily due to dividends paid of $3.5 million.

For the six months ended December 31, 2018, net cash used in financing activities was $3.6 million, primarily due to dividends paid of $3.5 million.

Lines of Credit

The Company maintains a credit agreement which provides unsecured short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (2.76% at December 31, 2019), including up to $4.0 million of letters of credit. Letters of credit outstanding at December 31, 2019 totaled $1.3 million, leaving borrowing availability of $8.7 million. The credit agreement expires June 30, 2020.

The Company maintains an additional unsecured $10.0 million line of credit, with interest at prime minus 2%, (2.75% at December 31, 2019) that was scheduled to mature on December 31, 2019. Effective December 31, 2019, the Company renewed this unsecured $10.0 million line of credit, with interest at prime minus 2%, subject to a floor of 3.75%, and extended the maturity date to June 30, 2020. No amount was outstanding on the line of credit at December 31, 2019.

Contractual Obligations

As of December 31, 2019, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Foreign Currency Risk – During the quarters ended December 31, 2019 and 2018, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies.   The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates.  At December 31, 2019, the Company did not have any debt outstanding, other than the portion of the $10.0 million credit facility associated with outstanding letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2019.

(b) Changes in internal control over financial reporting.  During the quarter ended December 31, 2019, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	January 31, 2020	By:	/S/ Marcus D. Hamilton
Marcus D. Hamilton
Chief Financial Officer
(Principal Financial & Accounting Officer)