Form 10-Q
period 2020-03-31
FLEXSTEEL INDUSTRIES INC
filed 2020-05-01
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

DUBUQUE, IA 52001-0877

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 29, 2020	8,000,663

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 31,	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62,540	$22,247
Trade receivables - less allowances: March 31, 2020, $4,500; June 30, 2019, $250	34,292	38,157
Inventories	75,096	93,659
Other	14,924	11,904
Assets held for sale	129	—
Total current assets	186,981	165,967
NONCURRENT ASSETS:
Property, plant and equipment, net	74,653	79,238
Operating lease right-of-use assets	12,793	—
Deferred income taxes	93	7,564
Other assets	1,318	1,518
TOTAL ASSETS	$275,838	$254,287
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$23,046	$18,414
Lines of credit	15,000	—
Current portion of operating lease liabilities	4,686	—
Accrued liabilities:
Payroll and related items	3,842	4,428
Insurance	4,103	4,554
Restructuring costs	982	6,203
Advertising	2,724	3,497
Environmental remediation	3,600	3,600
Other	6,423	7,068
Total current liabilities	64,406	47,764
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	8,473	—
Other liabilities	692	1,096
Total liabilities	73,571	48,860

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000,000 shares; outstanding March 31, 2020, 8,000,663 shares; outstanding June 30, 2019, 7,902,708 shares	8,001	7,903
Additional paid-in capital	30,758	27,512
Retained earnings	163,508	170,004
Accumulated other comprehensive income	—	8
Total shareholders' equity	202,267	205,427
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$275,838	$254,287

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	$98,821	$111,542	$302,118	$343,381
Cost of goods sold	84,973	90,214	254,999	278,786
Gross margin	13,848	21,328	47,119	64,595
Selling, general and administrative	20,115	22,915	55,678	62,484
Restructuring expense	2,377	—	13,448	—
ERP impairment	—	18,668	—	18,668
Gain on disposal of assets	302	—	19,269	—
Operating loss	(8,342)	(20,255)	(2,738)	(16,557)
Interest expense	16	—	16	—
Other income	135	158	328	397
Loss before income taxes	(8,223)	(20,097)	(2,426)	(16,160)
Income tax benefit	2,953	4,545	1,323	3,470
Net loss	$(5,270)	$(15,552)	$(1,103)	$(12,690)
Weighted average number of common shares outstanding:
Basic	7,965	7,892	7,955	7,884
Diluted	7,965	7,892	7,955	7,884
Loss per share of common stock:
Basic	$(0.66)	$(1.97)	$(0.14)	$(1.61)
Diluted	$(0.66)	$(1.97)	$(0.14)	$(1.61)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net loss	$(5,270)	$(15,552)	$(1,103)	$(12,690)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	—	157	(18)	240
Reclassification of realized gain (loss) on securities to other income	—	(107)	7	(211)
Unrealized gains (losses) in securities before taxes	—	50	(11)	29
Income tax (expense) benefit related to securities gains (losses)	—	(13)	3	(8)
Net unrealized gains (losses) on securities	—	37	(8)	21
Reclassification of realized gains on terminated pension	—	2,727	—	2,727
Income tax (expense) benefit related to terminated pension	—	(709)	—	(709)
Net realized gain on terminated pension	—	2,018	—	2,018
Other comprehensive income (loss), net of tax	—	2,055	(8)	2,039
Comprehensive loss	$(5,270)	$(13,497)	$(1,111)	$(10,651)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2020
	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$170,004	$8	$205,427
Adoption of ASU 2016-02	—	—	(42)	—	(42)
Unrealized loss on available for sale investments, net of tax	—	—	—	(8)	(8)
Long-term incentive compensation	—	109	—	—	109
Stock-based compensation	39	1,201	—	—	1,240
Cash dividends declared	—	—	(1,754)	—	(1,754)
Net income	—	—	9,551	—	9,551
Balance at September 30, 2019	$7,942	$28,822	$177,759	$—	$214,523
Stock options exercised	2	19	—	—	21
Long-term incentive compensation	—	104	—	—	104
Stock-based compensation	6	1,787	—	—	1,793
Cash dividends declared	—	—	(1,816)	—	(1,816)
Net loss	—	—	(5,384)	—	(5,384)
Balance at December 30, 2019	$7,950	$30,732	$170,559	$—	$209,241
Long-term incentive compensation	—	89	—	—	89
Stock-based compensation	7	449	—	—	456
Vesting of restricted stock units and restricted shares	44	(512)	—		(468)
Cash dividends declared	—	—	(1,781)	—	(1,781)
Net loss	—	—	(5,270)	—	(5,270)
Balance at March 31, 2020	$8,001	$30,758	$163,508	$—	$202,267

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2019

	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2018	$7,868	$26,321	$209,553	$(2,044)	$241,698
Stock options exercised	3	41	—	—	44
Unrealized gain on available for sale investments, net of tax	—	—	—	17	17
Long-term incentive compensation	7	(115)	—	—	(108)
Stock-based compensation	6	440	—	—	446
Cash dividends declared	—	—	(1,734)	—	(1,734)
Net income	—	—	1,296	—	1,296
Balance at September 30, 2018	$7,884	$26,687	$209,115	$(2,027)	$241,659
Stock options exercised	1	7	—	—	8
Unrealized loss on available for sale investments, net of tax	—	—	—	(32)	(32)
Stock-based compensation	4	318	—	—	322
Cash dividends declared	—	—	(1,736)	—	(1,736)
Net income	—	—	1,566	—	1,566
Balance at December 31, 2018	$7,889	$27,012	$208,945	$(2,059)	$241,787
Stock options exercised	1	28	—	—	29
Unrealized loss on available for sale investments, net of tax	—	—	—	37	37
Long-term incentive compensation	—	(200)	—	—	(200)
Stock-based compensation	4	240	—	—	244
Net realized gain on terminated pension, net of tax	—	—	—	2,018	2,018
Cash dividends declared	—	—	(1,736)	—	(1,736)
Net loss	—	—	(15,552)	—	(15,552)
Balance at March 31, 2019	$7,894	$27,080	$191,657	$(4)	$226,627

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(1,103)	$(12,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,665	5,694
Deferred income taxes	7,471	242
Stock-based compensation expense	3,880	914
Change in provision for losses on accounts receivable	4,250	(110)
Change in reserve for VAT receivable	(1,431)	—
ERP impairment	—	18,668
(Gain) loss on disposition of capital assets	(19,269)	133
Defined benefit plan termination	—	2,455
Changes in operating assets and liabilities:
Trade receivables	(386)	1,235
Inventories	18,563	275
Other current assets	(1,992)	(6,876)
Other assets	176	219
Accounts payable - trade	4,498	3,044
Accrued liabilities	(7,051)	(785)
Other long-term liabilities	(383)	117
Net cash provided by operating activities	13,888	12,535
INVESTING ACTIVITIES:
Purchases of investments	(1,667)	(12,981)
Proceeds from sales of investments	1,673	28,909
Proceeds from sale of capital assets	20,452	42
Capital expenditures	(3,256)	(20,603)
Net cash provided by (used in) investing activities	17,202	(4,633)
FINANCING ACTIVITIES:
Dividends paid	(5,260)	(6,935)
Proceeds from line of credits	15,000	—
Proceeds from issuance of common stock	21	81
Shares withheld for tax payments on vested restricted shares	(558)	(211)
Net cash provided by (used in) financing activities	9,203	(7,065)
Increase in cash and cash equivalents	40,293	837
Cash and cash equivalents at beginning of period	22,247	27,750
Cash and cash equivalents at end of period	$62,540	$28,587

SUPPLEMENTAL INFORMATION
Income taxes (refunded) paid, net	$(4,623)	$1,390
Capital expenditures in accounts payable	$467	$293

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2019

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2020. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Additionally, in March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The broader implication of COVID-19 on our results of operations and overall financial performance remains uncertain. We have experienced constrained supply and reduced customer demand that has materially adversely impacted our business, financial condition, results of operations and overall financial performance.

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

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
(in thousands)	2020	2020
Operating lease expense	$1,366	$3,707
Variable lease expense	69	198
Total lease expense	$1,435	$3,905

Other information related to leases and future minimum lease payments under non-cancellable operating leases as of March 31, 2020 were as follows:

Nine Months Ended
March 31,
2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,943

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,573

Weighted-average remaining lease term (in years):
Operating leases	2.1

Weighted-average discount rate:
Operating leases	3.5%

Fiscal year
(in thousands)
Within one year	$5,113
After one year and within two years	3,299
After two years and within three years	2,301
After three years and within four years	2,099
After four years and within five years	1,260
After five years	—
Total future minimum lease payments	$14,072
Less – Discount	913
Lease liability	$13,159

Future minimum lease payments under non-cancellable operating leases based on accounting standards applicable as of June 30, 2019 were as follows:

Fiscal year
(in thousands)
2020	$4,617
2021	3,990
2022	2,229
2023	1,283
2024	1,330
Thereafter	—
Total future minimum lease payments	$13,449

3.  INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2020	2019
Raw materials	$11,827	$14,182
Work in process and finished parts	7,161	6,408
Finished goods	56,108	73,069
Total	$75,096	$93,659

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

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $48.0 to $53.0 million over this two year timeframe of which $36.0 to $40.0 million will be cash and $12.0 to $13.0 million non-cash. In addition, the Company plans to list several properties for sale when the footprint optimization is completed. When sold, the Company expects to generate $45.0 to $55.0 million in proceeds (including the $19.6 million Riverside, California manufacturing facility discussed above) dependent upon market conditions at time of sale. Total cumulative restructuring and related costs incurred as of March 31, 2020 were $31.4 million.

The following is a summary of restructuring costs for the three and nine months ended March 31, 2020.

	Three Months Ended	Nine Months Ended
(in thousands)	March 31, 2020	March 31, 2020
Inventory impairment	$70	$276
One-time employee termination benefits	256	725
Other associated costs	2,121	12,723
Total restructuring and related expenses	$2,447	$13,724
Reported as:
Cost of goods sold	$70	$276
Operating expenses	$2,377	$13,448

The components of accrued restructuring costs are as follows:

	Accrued				Accrued
	Restructuring				Restructuring
	June 30,				March 31,
(in thousands)	2019	Cost Incurred	Expenses Paid	Non-Cash	2020
Inventory impairment	$—	$276	$—	$(276)	$—
One-time employee termination benefits	1,731	725	(2,294)	—	162
Contract termination costs	249	—	(82)	—	167
Other associated costs	4,223	12,723	(14,007)	(2,286)	653
Total	$6,203	$13,724	$(16,383)	$(2,562)	$982

5.  CREDIT ARRANGEMENTS

In March 2020, as a precautionary measure to maximize our liquidity in response to financial market conditions arising from the COVID-19 global pandemic, the Company drew down a total of $15.0 million on our credit facilities. The proceeds will be available to be used for working capital, general corporate or other purposes. A description of each credit facility is discussed below.

The Company maintains an unsecured credit agreement with Wells Fargo Bank N.A. that provides short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.95% at March 31, 2020), including up to $4.0 million of letters of credit. The outstanding balance on this line of credit was $7.5 million and the letters of credit outstanding totaled $1.3 million as of March 31, 2020. The borrowing availability under this credit agreement was $1.2 million as of March 31, 2020. The credit agreement expires June 30, 2020. As of March 31, 2020, the Company was not in compliance with its financial covenant contained in the credit agreement related to the interest coverage ratio. On April 28, 2020, the Company obtained a waiver from the bank for not complying with the interest coverage ratio as of March 31, 2020.

The Company maintains an additional unsecured $10.0 million line of credit with MidwestOne Bank, with interest at prime minus 2%, subject to a floor of 3.75% (3.75% at March 31, 2020). The outstanding balance on this line of credit was $7.5 million as of March 31, 2020. The borrowing availability under this credit agreement was $2.5 million as of March 31, 2020. The credit agreement expires June 30, 2020.

6.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended March 31, 2020 and 2019 were 35.9% and 22.6%, respectively and for the nine months ended March 31, 2020 and 2019 were 54.5% and 21.5%, respectively. The difference between the 2019 and 2020 rates relate to recording the current year benefit at a 35% federal tax rate rather than the current statutory rate of 21% due to the carryback benefit discussed below.  In addition, the Company recorded a full valuation allowance against the federal and state deferred tax assets of $3.9 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the three and nine months ended March 2020 and will impact the current fiscal year 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, (the Company’s fiscal years 2019, 2020 and 2021) to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the quarter ended March 31, 2020 and recorded an income tax receivable of $8.2 million for the benefit of carrying back the fiscal year 2019 NOL and an income tax receivable of $0.8M for the benefit of carryback the fiscal year 2020 NOL. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.  As of March 31, 2020, it was determined the Company has not reached a more likely than not position the Company will realize the deferred tax assets.  Therefore, the Company has recorded a valuation allowance against the federal and state deferred tax assets of $3.9 million.

7.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years. Stock-based compensation is included in selling, general and administrative, and restructuring expenses on the Consolidated Statements of Income. The stock-based compensation expense included in restructuring expense were for retention RSUs in connection with the Company’s restructuring plan. Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expense for the three and nine months ended March 31, 2020 and March 31, 2019.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2020	2019	2020	2019
Total stock-based compensation expense	$544	$46	$3,621	$914

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three year performance periods from July 1, 2017 – June 30, 2020 (“2018-2020”) and July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, both the performance period 2018-2020 and 2019-2021 are no longer attainable. For the July 1, 2019 – June 30, 2022 (“2020-2022”) three year performance period, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022. Since the 2018-2020 and 2019-2021 performance periods are no longer attainable, only RSU’s granted for the 2020-2022 performance period are included in the table below for the Company’s unvested LTICP RSUs during the nine months ended March 31, 2020:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as June 30, 2019	—	$—	—	$—	—	$—
Granted	44	16.90	66	16.75	110	16.81
Forfeited	(5)	16.90	(7)	16.87	(12)	16.88
Unvested as of March 31, 2020	39	$16.90	59	$16.74	98	$16.80

Total unrecognized stock-based compensation related to the unvested LTICP RSUs was $0.9 million as of March 31, 2020, which is expected to be recognized over a period of 2.3 years.

(2) 2013 Omnibus Stock Plan, 2006 and 2009 Stock Option Plans

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No additional stock options can be granted under the 2006 and 2009 stock option plans.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs during the nine months ended March 31, 2020 is as follows:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as June 30, 2019	55	$28.55
Granted	221	16.48
Vested	(83)	19.05
Forfeited	(30)	23.22
Unvested as of March 31, 2020	163	$18.05

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $1.2 million as of March 31, 2020, which is expected to be recognized over a weighted average period of 1.2 years.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2020, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2019	225	$28.37
Granted	30	15.14
Exercised	(2)	8.55
Cancelled	(21)	33.75
Outstanding at March 31, 2020	232	$26.50

The following table summarizes information for options outstanding at March 31, 2020:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$8.55 - 15.14	41	7.7	$14.45
17.23 - 19.77	22	2.5	18.88
20.50 - 27.57	92	7.3	24.13
31.06 - 32.80	46	7.0	32.28
43.09 - 47.45	31	7.0	45.32
$8.55 - 47.45	232	6.8	$26.36

Total unrecognized stock-based compensation expense related to options was $0.05 million as of December 31, 2020, which is expected to be recognized over a period of 1.2 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.1 million as of March 31, 2020, which is expected to be recognized over a period of 1.3 years.

8.  EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the Long-Term Incentive Compensation Plan and non-vested restricted stock units and restricted shares. The Company calculates the dilutive effect of outstanding options, restricted stock units and restricted shares using the treasury stock method. Anti-dilutive options are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. In computing EPS for the quarters ended March 31, 2020 and 2019, and for the nine months ended March 31, 2020 and 2019, there are no dilutive shares as the Company reported net losses.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2020	2019	2020	2019
Basic shares	7,965	7,892	7,955	7,884
Diluted shares	7,965	7,892	7,955	7,884

Cash dividends declared per common share were $0.22 and $0.66 for the three months and nine months ended March 31, 2020, respectively, and $0.22 and $0.66 for the three and six months ended March 31, 2019, respectively.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount a $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  On November 22, 2019, the Company submitted a Data Summary Report with the data from those activities to the EPA.  The EPA provided comments on the Data Summary Report on January 14, 2020, the Company then submitted a draft Final Report on February 19, 2020, to which the EPA provided comments on April, 9, 2020. Meanwhile, on January 2, 2020, the Company entered into a First Amended Tolling Agreement with the EPA which extends the statute of limitations potential claims by EPA through August 24, 2020.  The Company reflected a $3.6 million liability in the consolidated financial results for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated financials for the quarter ended March 31, 2020 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). Flexsteel agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Memorandum of Agreement. Flexsteel anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until the fiscal year ended June 30, 2021. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and continues to reflect this liability in the consolidated financials for the quarter ended March 31, 2020.

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

10. ASSETS HELD FOR SALE

During the second quarter of fiscal 2019, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Huntingburg, Indiana, and Dubuque, Iowa locations as part of the Company’s restructuring plan, see Note 4 Restructuring. The Company’s airplane located in Dubuque, Iowa, was sold in February 2020 for cash proceeds of $0.8 million and a gain of $0.3 million. A summary of the assets held for sale is included in the table below as of March 31, 2020.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Harrison, Arkansas	Building & building improvements	$1,382	$(1,354)	$28
	Land & land improvements	92	(42)	50
	Machinery & equipment	1,391	(1,391)	—
Huntingburg, Indiana	Building	855	(855)	—
	Land	51	—	51
		$3,771	$(3,642)	$129

11. SUBSEQUENT EVENTS

On April 28, 2020, consistent with the Company’s previously announced comprehensive restructuring plan, see Note 4, Restructuring, the Company approved a plan to exit its Recreational Vehicle and the remainder of its Hospitality businesses. Both of these businesses represented less than 9.0% of the Company’s total net sales for the nine-months ended March 31, 2020 and 12.0% for the fiscal year ended 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL:

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q.

Statement Regarding the Impact of the COVID-19 Pandemic

The World Health Organization (“WHO”) on March 11, 2020 declared novel coronavirus 2019 (“COVID-19”) a global pandemic. In response to this declaration, the Company has taken the following actions to maneuver the current economic landscape;

•Temporary 25% reduction to the base salaries of the Company’s officers,

•Employees that can perform work outside of the workplace are working from home,

•All manufacturing within the United States and Mexico has been temporarily suspended, pending weekly reviews of the external environment and demand,

•The Company’s distribution center in Lancaster, Pennsylvania has been permanently closed, with demand being supported by from other distribution centers,

•Temporary lay-off of employees aligned with business requirements and shut-downs,

•Suspension of the Company’s 401K match effective June 1, 2020 through the end of the calendar year,

•Temporary base salary reduction of 20% for non-executive employees with salaries above $150 thousand,

•Temporary 50% reduction of cash compensation for the Company’s Board of Directors

•Elimination of all non-essential expenses and capital expenditures,

•Negotiation with vendors to extend payment terms,

•The Company has borrowed $15 million under its revolving credit facilities.

We expect the COVID-19 pandemic to have a continued adverse effect on our business, financial condition and results of operations, however, we are unable to predict the extent or nature of these impacts at this time.

Business update

On April 28, 2020, consistent with the Company’s previously announced comprehensive restructuring plan, see Note 4, Restructuring, the Company approved a plan to exit its Recreational Vehicle and remainder of its Hospitality businesses. Both of these businesses represented less than 9.0% of the Company’s total net sales for the nine-months ended March 31, 2020 and 12.0% for the fiscal year ended 2019.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2020 and 2019. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.0	80.9	84.4	81.2
Gross margin	14.0	19.1	15.6	18.8
Selling, general and administrative	20.4	20.5	18.4	18.2
Restructuring expense	2.4	—	4.5	—
ERP impairment	—	16.8	—	5.4
Gain on sale of facility	0.3	—	6.4	—
Operating loss	(8.4)	(18.2)	(0.9)	(4.8)
Interest expense	0.0	—	0.0	—
Other income	0.1	0.1	0.1	0.1
Loss before income taxes	(8.3)	(18.1)	(0.8)	(4.7)
Income tax benefit	3.0	4.2	0.4	1.0
Net loss	(5.3)%	(13.9)%	(0.4)%	(3.7)%

Results of Operations for the Quarter Ended March 31, 2020 vs. 2019

The following table compares net sales for the quarter ended March:

	Three Months Ended
	March 31,
(in millions)	2020	2019	$ Change	% Change
Residential	$88,511	$93,867	$(5,356)	(5.7)%
Contract	10,310	17,675	(7,365)	(41.7)
Total	$98,821	$111,542	$(12,721)	(11.4)%

Net sales were $98.8 million for the quarter ended March 31, 2020 compared to net sales of $111.5 million in the prior year quarter, a decrease of 11.4%. Residential net sales declined 5.7% when compared to the prior year quarter. The decline in residential net sales was primarily due to volume decreases on furniture imported from China as a result of the 25% tariff and price increases taken to the market, and to a lesser extent supply chain disruption on products sourced from Asia due to the COVID-19 pandemic. This decline was partially offset by increased sales of our ready to assemble furniture sold primarily through e-commerce, which grew 37.1% during the quarter ended March 31, 2020 compared to the prior year quarter, primarily driven by increased demand. Contract net sales were down $7.4 million, of which $5.5 million was primarily driven by our decision to exit the commercial office and custom-designed hospitality product lines, coupled with a decline in our healthcare and vehicle products from lower demand.

Gross margin as a percent of net sales for the quarter ended March 31, 2020 was 14.0%, compared to 19.1% for the prior year quarter, a decline of 510 basis points (“bps”). As part of our customer and product profitability initiative, we executed a SKU rationalization process on our residential products sold through the brick and mortar channel which resulted in an inventory valuation adjustment accounting for approximately 240 bps of margin contraction. The remaining margin compression was due to product mix of approximately 130 bps, increased costs aimed at improving lead times and customer experience of approximately 130 bps, foreign currency exchange impact of approximately 110 bps, offset by favorable labor and material costs of approximately 120 bps.

Selling, general and administrative (“SG&A”) expenses decreased $2.8 million in the quarter ended March 31, 2020 compared to the prior year quarter. The decrease in SG&A expenses was primarily driven by a prior period one-time $2.5 million non-cash expense due to the termination and settlement of a defined benefit plan coupled with current year restructuring savings and decreased volume, partially offset by an increase of $4.1 million in bad debts primarily due to a customer filing for bankruptcy and one-time expenses of $0.5 million associated with the transition of the CFO position.

During the quarter ended March 31, 2020, we incurred $2.4 million of restructuring expenses primarily for facility closures, professional fees and employee termination costs as part of our previously announced comprehensive transformation program. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax benefit was $3.0 million, or an effective rate of 35.9%, during the quarter ended March 31, 2020 compared to income tax benefit of $4.5 million in the prior year quarter, or an effective tax rate of 22.6%. The difference between the 2019 and 2020 rates relate to recording the current year benefit at a 35% federal tax rate rather than the current statutory rate of 21% due to the carryback benefit discussed below.  In addition, we recorded a full valuation allowance against the federal and state deferred tax assets of $3.9 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the three and nine months ended March 2020 and will impact the current fiscal year 2020. The CARES Act, permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, the Company’s fiscal years 2019, 2020 and 2021 to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. We evaluated the impact of the CARES Act during the quarter ended March 31, 2020 and recorded an income tax receivable of $8.2 million for the benefit of carrying back the fiscal year 2019 NOL and an income tax receivable of $0.8M for the benefit of carryback the fiscal year 2020 NOL. As we are carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.

We recognized deferred tax assets to the extent that they believe the assets are more likely than not to be realized.  In making such a determination, we considered all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.  For the period ended March 31, 2020, it was determined that we have not reached a more likely than not position that we will realize the deferred tax assets.  Therefore, we have recorded a valuation allowance against the federal and state deferred tax assets of $3.9 million during the quarter ended March 31, 2020.

Net loss was $5.3 million, or $0.66 per diluted share for the quarter ended March 31, 2020, compared to net loss of $15.6 million, or $1.97 per diluted share in the prior year quarter.

Results of Operations for the Nine Months Ended March 31, 2020 vs. 2019

The following table compares net sales for the nine months ended March:

	Nine Months Ended
	March 31,
(in thousands)	2020	2019	$ Change	% Change
Residential	$271,197	$289,324	$(18,127)	(6.3)%
Contract	30,921	54,057	(23,136)	(42.8)
Total	$302,118	$343,381	$(41,263)	(12.0)%

Net sales were $302.1 million for the nine months ended March 31, 2020 compared to net sales of $343.4 million in the prior year nine- month period, a decrease of 12.0%. Residential net sales declined 6.3% when compared to the prior year nine-month period. The decline in residential net sales are primarily attributable to the same factors discussed above for the quarter ended March 31, 2020 versus March 31, 2019. Our ready-to-assemble furniture sold primarily through e-commerce, grew 19.1% during the nine months ended March 31, 2020 compared to the prior year period, primarily driven by increased demand. Contract net sales were down $23.1 million, of which $17.1 million was primarily driven by our decision to exit the commercial office and custom-designed hospitality product lines, coupled with a decline in our healthcare and vehicle seating products due to demand.

Gross margin as a percent of net sales for the nine months ended March 31, 2020 was 15.6%, compared to 18.8% for the prior year nine-month period, a decline of 320 bps. The 320-bps decline was primarily driven by a decline of 170 bps due to lower volume and product mix. Aggressive product pricing across our e-commerce and brick and mortar channels during the holiday shopping season contracted margins approximately 30 bps in the current nine-month period. Additionally, as part of our customer and product profitability initiative, we executed a SKU rationalization process which resulted in an inventory valuation adjustment representing 120 bps of margin contraction in the nine-month period. Increased costs to serve customers to improve lead times and customer experience, favorable material and labor costs, and a benefit related to our success in collecting foreign VAT also contributed to margin performance in the nine-month period.

Selling, general and administrative expenses were $55.7 million in the nine months ended March 31, 2020 compared to $62.5 million to the prior year nine-month period. The decline of $6.8 million was primarily driven by current year restructuring savings and lower expenses on reduced volume of approximately $7.2 million coupled with one-time CEO transition expense of $2.1 million and defined benefit plan termination and settlement expenses of $2.5 million recorded in the prior year. Current year SG&A includes an increase of $4.3 million in bad debts primarily due to a customer filing for bankruptcy and one-time pre-tax net expenses of $0.5 million associated with the transition of the CFO position.

During the nine months ended March 31, 2020, we incurred $13.4 million of restructuring expenses primarily for facility closures, professional fees and employee termination costs as part of our previously announced comprehensive transformation program. See Note 4 Restructuring of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the nine months ended March 31, 2020, we completed the sale of our Riverside, California property for a sale price of $20.5 million generating net proceeds of $19.6 million after customary closing costs, prorations and commissions. This resulted in a recognized, pre-tax gain on sale of asset in the amount of $18.9 million.

Income tax benefit was $1.3 million, or an effective rate of 54.5%, during the nine months ended March 31, 2020 compared to income tax benefit of $3.5 million in the prior year nine-month period, or an effective tax rate of 21.5%. The change in rate was due to the same factors discussed above for the three months ended March 31, 2020.

Net loss of $1.1 million, or $0.14 per diluted share for the nine months ended March 31, 2020, compared to net loss of $12.7 million, or $1.61 per diluted share in the prior year nine-month period.

Liquidity and Capital Resources

Due to uncertainties as a result of COVID-19, we have implemented measures to enhance our liquidity position and improve working capital. We drew down a total of $15.0 million on our credit facilities during the quarter ended March 31, 2020. The proceeds will be available to be used for working capital, general corporate or other purposes. We have delayed non-essential capital spend and expenses. For a majority of our suppliers, we have negotiated extending payment terms.

Working capital (current assets less current liabilities) at March 31, 2019 was $122.6 million compared to $118.2 million at June 30, 2019. The $4.0 million increase in working capital was due to an increase in cash of $25.3 million primarily due to proceeds from the sale of the Riverside, California facility of $20.5 million, and a decrease in restructuring liability of $5.2 million, partially offset by $18.6 million in inventory reduction as a result of inventory management and SKU rationalization activities, a $3.9 million decline in trade receivables and an increase in accounts payable of $4.6 million. Capital expenditures are estimated be in the range of $3.6 million to $4.1 million for the fiscal year ending June 30, 2020.

A summary of operating, investing and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$13,888	$12,535
Net cash provided by (used in) investing activities	17,202	(4,633)
Net cash provided by (used in) financing activities	9,203	(7,065)
Increase in cash and cash equivalents	$40,293	$837

Net cash provided by operating activities

For the nine months ended March 31, 2020, net cash provided by operating activities was $13.9 million, which primarily consisted of net loss of $1.1 million, adjusted for non-cash depreciation of $6.7 million, gain from the sale of capital assets of $19.3 million, change in deferred income taxes of $7.5 million, non-cash stock based compensation of $3.9 million and bad debt expense of $4.3 million. Net cash provided in operating assets and liabilities was $13.4 million. The cash provided in operating assets and liabilities of $13.4 million, was primarily due to a decline in inventory of $18.6 million, coupled with an increase in accounts payable of $4.5 million, partially by a reduction in accrued liabilities of $7.1 million and an increase in other current asset of $2.0 million.

For the nine months ended March 31, 2019, net cash provided by operating activities was $12.5 million, which primarily consisted of net loss of $12.7 million, adjusted for non-cash depreciation of $5.7 million, non-cash ERP impairment of $18.7 million, non-cash defined benefit plan termination of $2.5 million and non-cash stock based compensation of $0.9 million. Net cash use in operating assets and liabilities was $2.8 million.

Net cash provided by (used in) investing activities

For the nine months ended March 31, 2020, net cash provided by investing activities was $17.2 million, due to proceeds of $20.5 million from the sale of our Riverside, California facility and other capital assets, partially offset by capital expenditures of $3.3 million.

For the nine months ended March 31, 2019, net cash used in investing activities was $4.6 million. Capital expenditures were $20.6 million, partially offset by net proceeds from sales of investments of $15.9 million.

Net cash provided by (used in) financing activities

For the nine months ended March 31, 2020, net cash provided by financing activities was $9.2 million, primarily due to $15.0 million of borrowings on our lines of credit, partially offset by dividends paid of $5.3 million and $0.6 million for tax payments on employee vested restricted shares.

For the nine months ended March 31, 2019, net cash used in financing activities was $7.1 million, primarily due to dividends paid of $6.9 million.

Lines of Credit

We maintain an unsecured credit agreement with Wells Fargo Bank N.A. for short-term working capital financing up to $10.0 million with interest of LIBOR plus 1% (1.95% at March 31, 2019), including up to $4.0 million of letters of credit. The outstanding balance on this line was $7.5 million and the letters of credit outstanding totaled $1.3 million as of March 31, 2020. The credit agreement expires June 30, 2020. As of March 31, 2020, we were not in compliance with the financial covenant contained in the credit agreement related to the interest coverage ratio. On April 28, 2020, we obtained a waiver from the bank for not complying with the interest coverage ratio as of March 31, 2020.

We also maintain an additional unsecured $10.0 million line of credit with MidwestOne Bank, with interest at prime minus 2%, subject to a floor of 3.75% (3.75% at March 31, 2019). The outstanding balance on this line of credit was $7.5 million as of March 31, 2020. The credit agreement expires June 30, 2020.

We plan to negotiate with both banks to extend the maturity of our lines of credit.

Contractual Obligations

As of March 31, 2020, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2020, the Company had $15.0 million outstanding on its lines of credit. See Note 5 “Credit Arrangements,” of Notes to Consolidated Financial Statements for disclosure on our interest rate related to borrowings under our credit agreements.

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

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2020, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, timing to implement restructuring, the impact of the COVID-19 pandemic and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019, except as discussed below.

The COVID-19 pandemic has caused disruption to our business and may have a continued material adverse impact on our financial conditions and results of operations.

The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect our operations, supply chains, manufacturing and distribution systems. We have experienced and expect to continue to experience unpredictable reductions in the demand for our products primarily due to our customers’ closing their stores. We have temporarily closed our manufacturing facilities in the United States and Mexico and many of our Corporate employees are working remotely. We expect the COVID-19 pandemic to have a continuing adverse effect on our business, financial condition and results of operations, however, we are unable to predict the extent or nature of these future impacts at this time.

Item 6.  Exhibits

Exhibit No.
10.1	First Amendment to the Flexsteel Industries, Inc. Severance Plan for Management Employees, dated April 15, 2020*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	May 1, 2020	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)