Form 10-K
period 2020-06-30
FLEXSTEEL INDUSTRIES INC
filed 2020-08-31
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-K

______________________________________

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of August 25, 2020	7,693,100

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2019 (which was the last business day of the registrant’s most recently completed second quarter) was $155,778,962.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2020 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, timing to implement restructuring, the impact of the COVID-19 pandemic, and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the largest manufacturers, importers and online marketers of residential furniture and products in the United States. Product offerings include a wide variety of upholstered furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer network.

As of June 30, 2020, the Company has substantially completed its exit from the Commercial Office and custom-designed Hospitality product lines. On April 28, 2020, the Company announced it will exit the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The Company expects to complete the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

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

	For the years ended June 30,
(in thousands)	2020	2019	2018
Residential	$331,879	$374,473	$413,664
Contract	35,047	69,115	75,516
	$366,926	$443,588	$489,180

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2020, the Company operated manufacturing facilities located in Georgia, Juarez, Mexico, Iowa and Mississippi (both locations in Iowa and Mississippi ceased operations effective June 30, 2020). These on-going manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Foreign Operations

The Company makes minimal export sales. At June 30, 2020, the Company had approximately 60 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of purchased products. The Company leases and operates two manufacturing facilities in Juarez, Mexico utilizing contracted labor. The two Juarez facilities totaled 356,000 square feet. The Company also leases a 51,000 square feet bonded warehouse in Binh Duong, Vietnam to facilitate efficient consolidation and shipment to its U.S. warehouses and customers. Effective August 2020, the Company exited the bonded warehouse in Binh Duong, Vietnam.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2020	June 30, 2019	June 30, 2018
$46,900	$47,400	$53,700

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

Trademarks and Patents

The Company owns the United States improvement patents to its Flexsteel guaranteed-for-life Blue Steel Spring – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products which are due to expire on dates ranging from 2020-2036.

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

Employees

The Company had 636 employees as of June 30, 2020, including 9 employees who are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

The ongoing global COVID-19 pandemic has caused a significant disruption in non-essential retail commerce and may continue to have a material adverse impact on our financial conditions and results of operations.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, Federal, state and local governments throughout the country have imposed varying degrees of restriction on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including non-essential retail commerce. The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect our operations, supply chains, manufacturing and distribution systems. We have experienced and expect to continue to experience unpredictable reductions in the demand for our products primarily due to our customers closing their stores. We temporarily closed our manufacturing facilities in the United States and Mexico and many of our Corporate employees are working remotely. As of the date of this filing, we have reopened our manufacturing facilities. Whereas most state and local governments have begun to ease restrictions on commercial retail activity, it is possible that a resurgence in COVID-19 cases could prompt a return to tighter restrictions in certain areas of the county. In addition, there may be a risk that one or more of our employees may contract COVID-19, which may result in the need to shutdown a manufacturing or distribution location for an extended period of time, which could interrupt business service to our customers. If COVID-19 spikes in the geographic locations we are in, local governments may mandate a shutdown of one or more of our operating sites, which could interrupt service to our customers. Furthermore, the economic recession brought on by the pandemic may have a continuing adverse impact on consumer demand for our products. We expect the pandemic to have a continuing material adverse effect on our business, financial condition and results of operations, however, we are unable to predict the extent or nature of these future impacts at this time.

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

In addition, due to the COVID-19 pandemic, we have allowed certain of our employees the option to work from home. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions due to the fact that a significant portion of our employees work remotely as a result of the ongoing COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.

The implementation of a new business information system could disrupt the business.

The Company plans to convert certain modules from its legacy ERP system to SAP during the second quarter of fiscal 2021, which include the revenue, expenditure, fixed asset, and financial accounting modules. An ineffective implementation of the new ERP system may result in the following:

•Disruption of the Company’s domestic and international supply chain;

•Inability to fill customer orders accurately and on a timely basis;

•Inability to process payments to suppliers and vendors;

•Negative impact on financial results;

•Inability to fulfill federal, state and local tax filing requirements in a timely and accurate matter; and

•Increased demands of management and associates to the detriment of other corporate initiatives.

The execution of the Company’s comprehensive restructuring plan.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program including previously announced activities, restructuring and related expenses, expected benefits both on-going and one-time in nature to be executed over a two year period. As of June 30, 2020, the Company has substantially completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines. On April 28, 2020, the Company announced it will exit the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The Company expects to complete the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021. As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $56 to $58 million over this two-year timeframe of which $25 to $26 million will be cash and $31 - $32 million non-cash. The Company has recorded a total cumulative cost of $55.2 million in restructuring costs through the year ended June 30, 2020. See Note 5 Restructuring of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Delayed or missed execution or implementation of the restructuring plan may result in the following:

•Inability to fill customer orders on a timely basis resulting in lost sales;

•Increased one-time costs to implement;

•Sub-optimized business model resulting in higher on-going costs and lower profitability;

•Reduced savings opportunity achieved;

•Overall negative impact on financial performance including cash flow from operations; and

•Reduced liquidity to fund the daily operations of the business.

Future success depends on the Company’s ability to manage its global supply chain.

The Company acquires raw materials, component parts and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within the Company’s supply chain is subject to delays in delivery, availability, quality, and pricing. Changes in international trade policies including tariffs could disrupt the supply chain, increase cost and reduce competitiveness. The delivery of goods from these suppliers may be delayed by customs, labor issues, geo-political pressures associated with the COVID-19 pandemic, changes in political, economic and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery and availability of these products could adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability and its cash flow.

Recently enacted tariffs and potential future increases in tariffs on manufactured goods imported from China could adversely affect our business. Effective September 24, 2018, the current U.S. administration imposed a 10% tariff on goods imported into the United States from China, including all furniture and furniture components manufactured in China. Effective May 10, 2019, the tariff was increased to 25% on furniture imported on or after June 1, 2019. As trade negotiations between the United States and China continue, it is unclear as to whether or not the U.S. administration will take further tariff action or perhaps grant relief to actions already put in place. Inability to reduce acquisition costs or pass through price increases may have an adverse impact on sales volume, earnings and liquidity. Similarly, increases in pricing may have an adverse impact on the competitiveness of the Company’s products relative to other furniture manufacturers with less exposure to the tariff and could also lead to adverse impacts on volume, earnings and liquidity.

Additionally, a disruption in supply from foreign countries could adversely affect our ability to timely fill customer orders for those products and decrease our sales, earnings and liquidity. Our main foreign countries we source from are Vietnam, China, Thailand and Mexico. In early 2020, the COVID-19 outbreak in China resulted in the temporary shutdown or reduced capacity of our vendors’ factories. Consequently, we experienced some out-of-stocks, but in some cases were able to provide substitutions out of inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Many of our vendors’ factories are back online, however, the COVID-19 outbreak has caused travel restrictions due to government regulations. The travel restrictions have caused labor shortages for our Vietnam suppliers due to limited access to workers from other surrounding countries. Consequently, we may experience shortages of certain products. It is unclear how our supply chain could be further impacted by COVID-19 and there are many unknowns including how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were to be unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition and liquidity.

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

Additionally, a majority of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. The COVID-19 pandemic could accelerate or increase the shift to online furniture purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations.

These and other competitive pressures could cause us to lose market share, revenues and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

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

The Company participates in, and makes periodic contributions to, three multi-employer pension plans that cover union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to the Company, the present value of actuarially accrued liabilities in one of the multi-employer pension plans substantially exceeds the value of the assets held in trust to pay benefits. As a result of the Company’s participation, it could experience greater volatility in the overall pension funding obligations. The Company’s obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 12 Benefit and Retirement Plans of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Future results may be affected by various legal proceedings and compliance risk, including those involving product liability, environmental, or other matters.

The Company faces the risk of exposure to product liability claims in the event the use of any of its products results in personal injury or property damage. In the event any of the Company’s products prove to be defective, it may be required to recall or redesign such products. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. The Company could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on the business, operating results and financial condition. See Note 14 Commitments and Contingencies of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

The Company’s success depends on its ability to recruit and retain key employees and highly skilled workers in a competitive labor market.

If the Company is not successful in recruiting and retaining key employees and highly skilled workers or experiences the unexpected loss of those employees, the operations may be negatively impacted.

Additionally, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. In addition, COVID-19 increases the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company.

We have implemented work-from-home policies for certain employees. The effects of our work-from-home policies may negatively impact productivity and disrupt our business, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course.

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

We may not be able to collect amounts owed to us.

We grant 30-day payment terms to most customers. As a result of the COVID-19 pandemic, some customers have requested extended payment terms or informed us they will not pay amounts within agreed upon terms. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. If the negative economic effects of COVID-19 were to persist or a similar pandemic or another major, unexpected event with negative economic effects were to occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers than we anticipate experience liquidity issues, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition and liquidity.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company owns the following facilities as of June 30, 2020:

	Approximate
Location	Size (square feet)	Principal Operations
Harrison, Arkansas(1)	221,000	Manufacturing (Held for Sale)
Dublin, Georgia	315,000	Manufacturing
Huntingburg, Indiana	611,000	Distribution
Dubuque, Iowa(1)	250,000	Manufacturing (Held for Sale)
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi(1)	349,000	Manufacturing (Held for Sale)
Lancaster, Pennsylvania(2)	216,000	Distribution

(1)Facilities are classified as held for sale as of June 30, 2020. See Note 6 Assets Held for Sale, included in this Annual Report on Form 10-K for disclosure of the assets held for sale. The Company has two facilities in Harrison, Arkansas, one facility was sold on August 14, 2020.

(2)Subsequent to June 30, 2020, the facility was placed for sale. The total net book value of the Lancaster property was $0.8 million as of June 30, 2020. The Company expects the sale to be completed during the first quarter of fiscal 2021.

The Company leases the following facilities as of June 30, 2020:

	Approximate
Location	Size (square feet)	Principal Operations
Riverside, California	211,000	Distribution
Louisville, Kentucky	10,000	Administrative Offices
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
High Point, North Carolina(1)	62,000	Showroom
Las Vegas, Nevada(1)	30,000	Showroom
Binh Duong, Vietnam	51,000	Warehouse

(1) The Company vacated a portion of the High Point showroom space and vacated the entire Las Vegas showroom space as of June 30, 2020. The Company is still liable for the lease payments through the end of the lease term. See Note 2 Leases, included in this Annual Report on Form 10-K for further discussion of the impairment of the right-of-use lease assets.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount a $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  On July 13, 2020, the Company further entered in to a Second Amended Tolling Agreement that tolls the statute of limitations for potential claims by the EPA through February 24, 2021. The Company reflected a $3.6 million liability in the consolidated balance sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated balance sheets for the fiscal year ended June 30, 2020 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). Flexsteel agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Long-Form Settlement Agreement. Flexsteel anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until the fiscal year ended June 30, 2021. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and continues to reflect this liability in the consolidated balance sheets for the fiscal year ended June 30, 2020.

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

	2015	2016	2017	2018	2019	2020
Flexsteel	100.00	93.67	129.87	97.79	43.44	33.79
NASDAQ	100.00	72.12	92.44	120.56	127.81	146.91
Peer Group	100.00	98.72	122.60	133.77	134.21	177.84

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

The Company estimates there were approximately 278 holders of common stock of the Company as of June 30, 2020. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. The following table summarizes the activity of the common stock repurchases under the program for the year ended June 30, 2020.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
June 1, 2020 through June 30, 2020	132,197	$11.83	132,197	$4,429,960

Subsequent to June 30, 2020, on August 21, 2020, the Company’s Board of Directors authorized a new share repurchase program authorizing the Company to purchase up to an aggregate of $8 million of the Company’s common stock. The table above excludes the new $8 million share repurchase program.

Sales of Unregistered Securities

On April 6, 2020, the Company granted a stock option to its new Chief Financial Officer & Chief Operations Officer to purchase 78,884 shares of its common stock at an exercise price of $9.97 per share. This option was an inducement grant made outside of the Omnibus Stock Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option has a ten-year term and vests on April 6, 2023. Vesting of the option is subject to such employee’s continued service with the Company through the applicable vesting date. The Company intends to file a registration statement on a Form S-8 to register the shares of common stock underlying this option.

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

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)
	2020	2019	2018	2017	2016
SUMMARY OF OPERATIONS
Net sales	$366,926	$443,588	$489,180	$468,764	$500,106
Gross margin	53,053	69,940	98,219	108,651	113,699
Environmental remediation	—	—	3,600	—	—
ERP impairment	—	21,273	—	—	—
Restructuring expense	34,222	10,048	—	—	—
Gain on disposal of assets	19,216	—	—	—	—
Litigation settlement costs (reimbursement)	—	475	—	(1,175)	(2,280)
Operating income (loss)	(34,395)	(43,154)	24,505	37,264	38,068
Income (loss) before income taxes	(33,757)	(42,608)	25,126	37,586	37,927
Income tax benefit (provision)	6,913	10,003	(7,460)	(13,800)	(13,690)
Net income (loss)	(26,844)	(32,605)	17,666	23,786	24,237
Net income (loss), as a percent of sales	(7.3)%	(7.4)%	3.6%	5.1%	4.8%
Weighted average diluted shares outstanding	7,956	7,889	7,919	7,886	7,765
Diluted earnings (loss) per common share	$(3.37)	$(4.13)	$2.23	$3.02	$3.12
Cash dividends declared per common share	$0.71	$0.88	$0.88	$0.80	$0.72

SELECTED DATA AS OF JUNE 30
Total assets	$237,259	$254,287	$284,293	$270,045	$246,896
Shareholders’ equity	175,505	205,427	241,698	230,760	209,650
Trade receivables, net	32,217	38,157	41,253	42,362	44,618
Inventories	70,565	93,659	96,204	99,397	85,904
Property, plant and equipment, net	43,312	79,238	90,725	70,661	64,124
Capital expenditures	3,688	21,346	29,447	13,457	7,382
Depreciation expense	8,370	7,440	7,367	7,936	7,556
Working capital (current assets less
current liabilities)	128,381	118,203	148,705	158,055	143,086
Current ratio	3.4 to 1	3.5 to 1	4.6 to 1	5.2 to 1	5.3 to 1
Return on ending shareholders’ equity	(15.3)%	(15.9)%	7.3%	10.3%	11.6%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

COVID-19 Pandemic

The World Health Organization (“WHO”) on March 11, 2020 declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. We are monitoring the impact of the COVID-19 pandemic on our business, results of operations and financial results. The impact on our business will depend on the length of the pandemic and local government regulations. We have taken precautionary measures to protect the health and safety our employees, including having our employees working from home. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

Business Update

On April 28, 2020, we announced the exit of our Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed our Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. We expect to complete the restructuring activities related to the exit of our Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021. Both of these product lines combined represented less than 8% of the Company’s total net sales for the fiscal year ended 2020.

On June 1, 2020, we announced our Board of Directors authorized a $6 million share repurchase program through June 9, 2021. Subsequent to June 30, 2020, on August 21, 2020, the Company’s Board of Directors authorized a new share repurchase program authorizing the Company to purchase up to an aggregate of $8 million of the Company’s common stock. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2020, 2019 and 2018. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0
Cost of goods sold	85.5	84.2	79.9
Gross margin	14.5	15.8	20.1
Selling, general and administrative	19.7	18.3	14.7
Restructuring expense	9.3	2.3	—
Environmental remediation	—	—	0.8
ERP impairment	—	4.8	—
Gain on disposal of assets	5.2	—	0.4
Litigation settlement costs	—	0.1	—
Operating income (loss)	(9.4)	(9.7)	5.0
Other income	0.2	0.1	0.1
Interest (expense)	(0.0)	—	—
Income (loss) before income taxes	(9.2)	(9.6)	5.1
Income tax benefit (provision)	1.9	2.2	(1.5)
Net income (loss)	(7.3)%	(7.4)%	3.6

Fiscal 2020 Compared to Fiscal 2019

Net sales for fiscal year 2020 were $366.9 million compared to $443.6 million in the prior fiscal year, a decrease of 17.3%. For the fiscal year ended June 30, 2020, residential net sales were $331.9 million compared to $374.5 million for the year ended June 30, 2019, a decrease of 11.4%. The decline in residential net sales were primarily attributable to volume decreases on furniture imported from China as a result of the 25% tariff and the related price increases taken to the market, coupled with the COVID-19 pandemic. The decline was partially offset by an increase in our ready to assemble furniture sold through e-commerce, which grew 35.7% year over year, primarily driven by increased demand.

Contract net sales were $35.0 million for the year ended June 30, 2020, a decrease of 49.3% from net sales of $69.1 million for the year ended June 30, 2019. The decline in contract net sales was primarily driven by our decision to exit the Commercial Office and custom-designed Hospitality product lines, coupled with a decline in healthcare and Vehicle Seating products due to demand. In April 2020, we announced the exit of our Vehicle Seating and the remainder of the Hospitality product lines.

Gross margin for the fiscal year ended June 30, 2020 was 14.5% compared to 15.8% for the prior year period, a decline of 130 basis points (bps). The 130 bps decline was primarily driven by a decline of 280 bps due to lower volume and product mix, a decline of 60 bps for increased costs to improve delivery lead times, partially offset by 120 bps from valuation allowance on foreign VAT as a result of collections made during the fiscal year and 80 bps from restructuring cost improvements.

Selling, general and administrative (SG&A) expenses for the twelve months ended June 30, 2020 decreased $8.9 million to $72.4 million compared to $81.3 million for the year ended June 30, 2019. As a percentage of net sales, SG&A was 19.7% for the year ended June 30, 2020 compared to 18.3% of net sales in the prior year period. The increase in SG&A as a percentage of net sales was primarily driven by higher bad debt expense of $5.0 million attributable to a customer bankruptcy and the current economic environment, right-of-use lease asset impairments of $2.9 million, partially offset by current year restructuring savings and lower expenses on reduced volume.

During the fiscal year ended June 30, 2020, we incurred $34.2 million of restructuring expenses primarily for write-down of assets due to impairment, facility closures, professional fees, pension withdrawal liability and employee termination costs as part of our previously announced comprehensive transformation program. See Note 5 Restructuring of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the fiscal year ended June 30, 2020, we completed the sale of our Riverside, California property for the sale price of $20.5 million generating net proceeds of $19.6 million after customary closes costs, prorations and commissions. This resulted in a recognized pre-tax gain on sale of $18.9 million.

Subsequent to June 30, 2020, the Company sold one of its facilities in Harrison, Arkansas on August 14, 2020 for a sale price of $0.7 million.

For the twelve months ended June 30, 2020, the effective tax rate was 20.5% compared to 23.5% in the prior year period. The difference between the 2020 and 2019 rates relate to recording the current year benefit at 35% federal tax rate rather than the current statutory rate of 21% due to the carryback benefit discussed below. In addition, we recorded an $8.4 million valuation allowance against the federal and state deferred tax assets of $10.6 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the current fiscal year 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, (the Company’s fiscal years 2019, 2020 and 2021) to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended June 30, 2020 and recorded an income tax receivable of $4.5 million for the benefit of carrying back the fiscal year 2020 NOL and an income tax receivable of $8.2M for the benefit of carryback the fiscal year 2019 NOL. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.

The above factors resulted in a net loss of $26.8 million or $3.37 per diluted share for fiscal year 2020 compared to a net loss of $32.6 million or $4.13 per diluted share in the prior year period.

Fiscal 2019 Compared to Fiscal 2018

Net sales for fiscal year 2019 were $443.6 million compared to $489.2 million in the prior fiscal year, a decrease of 9.3%. For the fiscal year ended June 30, 2019, residential net sales were $374.5 million compared to $413.7 million for the year ended June 30, 2018, a decrease of 9.5%. The implementation of the tariff on furniture imported from China at 10% followed by an increase to 25% drove approximately 45% of the overall contraction in residential net sales. An additional 38% of decline in residential net sales was driven by lost share on products sold through our e-commerce channel due to the significant disruption caused by the implementation of the ERP system in the beginning of fourth quarter of fiscal 2018. Over the 2019 fiscal year, the Company continued work stabilizing the ERP system, improving service levels, inventory positions and promotions to regain share positions through the end of the second quarter of fiscal 2019. In addition, the Company has brought in new leadership over the Company’s e-commerce strategy and execution as well as a new Chief Information Officer to drive the information technology backbone including the ERP solution to facilitate success in the channel. The remaining reduction in residential net sales versus the 2018 fiscal year was attributed to general market softness as well as two strong comparative quarters in fiscal 2018.

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

The twelve months ended June 30, 2019 included $21.3 million reported in “ERP impairment” related to the impairment of the abandoned components and development work associated with unusable elements of the business information system. The after-tax basis reported in “ERP Impairment” is $16.3 million or $2.06 per share for fiscal 2019. Reported under “Restructuring expense” in fiscal 2019 were $10.0 million associated with the restructuring plan the Company first announced on May 15, 2019. The Company has been in the process of executing the restructuring plan. In fiscal 2019, the after-tax basis reported in “Restructuring expense” were $7.7 million or $0.97 per share. In fiscal 2019, reported under “Legal settlement (costs) reimbursements” were $0.5 million associated with an employment matter and the after-tax basis reported in “Legal settlement (costs) reimbursements” were $0.4 million or $0.05 per share.

For the twelve months ended June 30, 2019, the effective tax rate was 23.5% compared to 29.7% in the prior year period. The fiscal 2019 results were favorably impacted by a full fiscal year impact of the 2018 Tax Cuts and Jobs Act in addition to net operating losses within the fiscal year ended June 30, 2019.

The above factors resulted in a net loss of ($32.6) million or ($4.13) per diluted share for fiscal year 2019 compared to a net income of $17.7 million or $2.23 per diluted share in the prior year period.

Liquidity and Capital Resources

COVID-19 update

Due to continued uncertainties as a result of COVID-19, we implemented measures to enhance our liquidity position and improve working capital. During the fourth quarter of fiscal year 2020, we reduced our quarterly dividend from $0.22 per share to $0.05 per share. We extended a 25% salary reduction for our CEO and CFO/COO and 50% cash compensation reduction for our Board of Directors through October 1, 2020. To further bolster liquidity, on August 28, 2020, we entered into an agreement with Dubuque Bank & Trust Company, for a secured $25.0 million credit facility with a two-year term. No borrowings have been made on the $25.0 million credit facility.

Working capital (current assets less current liabilities) at June 30, 2020 was $128.4 million compared to $118.2 million at June 30, 2019. The $10.2 million increase in working capital was due to an increase in cash of $26.0 million, primarily attributable to proceeds from the sale of the Riverside, California facility of $20.5 million, increase in assets held for sale of $12.3 million, increase in other current assets of $6.6 million, and a decrease in restructuring liability of $4.2 million, partially offset by $23.1 million in inventory reduction as a result of inventory management and SKU rationalization activities, decrease in trade receivables of $5.9 million due to lower sales, and an increase in accounts payable of $9.3 million.

A summary of operating, investing and financing cash flow is show in the following table:

	For the years ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$18,287	$6,714
Net cash provided by (used in) investing activities	16,785	(5,170)
Net cash used in financing activities	(9,122)	(7,047)
Increase (decrease) in cash and cash equivalents	$25,950	$(5,503)

Net cash provided by operating activities

For the twelve months ended June 30, 2020, net cash provided by operating activities was $18.3 million, which primarily consisted of net loss of $26.8 million, adjusted for non-cash depreciation of $8.4 million, gain from sale of capital assets of $19.0 million, stock based compensation of $4.9 million, asset impairment charges of $20.4 million, change in deferred income taxes of $5.5 million and change in accounts receivable and VAT allowance of $0.5 million. Net cash provided by operating assets and liabilities was $25.6 million. The cash provided by operating assets and liabilities of $25.6 million, was primarily due to a decline in inventory and accounts receivable of $23.1 million and $4.4 million, respectively, coupled with an increase in accounts payable of $9.3 million, partially offset by a decline in accrued liabilities of $6.0 million.

For the twelve months ended June 30, 2019, net cash provided by operating activities was $6.7 million, which primarily consisted of net loss of $32.6 million, adjusted for non-cash depreciation of $7.4 million, stock based compensation of $1.4 million, ERP asset impairment charge of $21.3 million, change in deferred income taxes of $6.1 million, VAT allowance of $2.6 million, and defined benefit plan termination of $2.5 million. Net cash provided by operating assets and liabilities was $6.7 million. The cash provided by operating assets and liabilities of $10.4 million, was primarily due to decline in inventory and accounts receivable of $2.5 million and $3.1 million, respectively, couple with an increase in accounts payable and accrued liabilities, partially offset by an increase in other assets of $6.1 million.

Net cash provided by (used in) investing activities

For the twelve months ended June 30, 2020, net cash provided by investing activities was $16.8 million, due to proceeds of $20.5 million for the sale of our Riverside, California facility and other capital assets, partially offset by capital expenditures of $3.7 million.

For the twelve months ended June 30, 2019, net cash used in investing activities was $5.2 million, due to capital expenditures of $21.3 million, proceeds from the disposition of capital assets of $0.2 million and net proceeds of investments of $15.9 million.

Net cash used in financing activities

For the twelve months ended June 30, 2020, net cash used in financing activities was $9.1 million, primarily due to dividends paid of $7.0 million, treasury stock purchases of $1.6 million and $0.6 million for tax payments on employee vested restricted shares.

For the twelve months ended June 30, 2019, net cash used in financing activities was $7.0 million, primarily due to dividend paid of $6.9 million.

Lines of Credit

On August 28, 2020, we entered into a secured $25.0 million credit facility with Dubuque Bank & Trust Company, with a two year term and interest of 1.50% plus LIBOR, subject to a floor of 3.0%. The credit facility expires on August 28, 2022. The credit facility is secured by essentially all of the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. No borrowings have been made on the $25.0 million credit facility.

We had an unsecured credit agreement with Wells Fargo Bank N.A. (“Wells”) that provided short-term capital financing up to $10.0 million with interest of LIBOR plus 1%. The credit agreement expired on June 30, 2020 and there was no balance outstanding as of June 30, 2020. Letters of credit outstanding at Wells as of June 30, 2020, totaled $1.2 million, of which $1.3 million of our cash held at Wells is pledged as collateral.

We had an additional unsecured $10.0 million line of credit with MidwestOne Bank, with interest at prime minus 2%, subject to a floor of 3.75%. The credit agreement expired on June 30, 2020 and there was no balance outstanding as of June 30, 2020.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2020 and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$12,795	$4,804	$5,404	$2,587	~~$~~ —

At June 30, 2020, we had no capital lease obligations, and no purchase obligations for raw materials or finished goods.

Financing Arrangements

See Note 9 Credit Arrangements of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Outlook

The COVID-19 global pandemic presents unprecedented challenges during fiscal 2021. Our focus for fiscal 2021 will be to preserve cash and liquidity, improve our cost structure, return to profitability at lower sales levels, and improve our capital efficiency.

During fiscal 2021, the Company anticipates spending $3 million to $4 million for capital expenditures. The Company believes it has adequate working capital to meet these requirements.

Critical Accounting Policies

The discussion and analysis of our consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as collectability of trade accounts receivable and inventory valuation. Ultimate results may differ from these estimates under different assumptions or conditions.

Accounts Receivable Allowances – we establish accounts receivable allowances to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. Our accounts receivable allowances consist of an allowance for doubtful accounts which is established through review of open accounts, historical collection, and historical write-off amounts. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

Inventories – we value inventory at the lower of cost or net realizable value. Our inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Valuation of Long–Lived Assets – we periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For assets held for sale, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over estimated fair value less cost to sell. We recorded impairments of $20.4 million and $21.3 million in fiscal 2020 and 2019, respectively. The $20.4 million impairment recorded in fiscal 2020 include $2.9 million related to our leases of two showroom spaces. No impairment was recorded in fiscal 2018.

Restructuring Costs – The Company groups exit or disposal cost obligations into three categories: Involuntary employee termination benefits, costs to terminate contracts, and other associated costs. Involuntary employee termination benefits must be a one-time benefit, and this element of restructuring cost is recognized as incurred upon communication of the plan to the identified employees. Costs to terminate contracts are recognized upon termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any inventory impairment costs as a result of restructuring activities are accounted for as cost of goods sold.

Recently Issued Accounting Pronouncements

See Item 8. Note1 to the Company’s consolidated financial statements.

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

Foreign Currency Risk – During fiscal years 2020, 2019, and 2018, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At June 30, 2020, the Company did not have any debt outstanding.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the "Company") as of June 30, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, the related notes to consolidated financial statements, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Minneapolis, MN

August 28, 2020

We have served as the Company's auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2020, of the Company and our report dated August 28, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, MN

August 28, 2020

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,197	$22,247
Trade Receivables - less allowances: 2020, $1,770; 2019, $250	32,217	38,157
Inventories	70,565	93,659
Other	18,535	11,904
Assets held for sale	12,329	—
Total current assets	181,843	165,967
NONCURRENT ASSETS:
Property, plant and equipment, net	43,312	79,238
Operating lease right-of-use assets	8,683	—
Deferred income taxes	2,111	7,564
Other assets	1,310	1,518
TOTAL	$237,259	$254,287
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$27,747	$18,414
Current portion of operating lease liabilities	4,408	—
Accrued liabilities:
Payroll and related items	3,275	4,428
Insurance	3,787	4,554
Restructuring costs	1,961	6,203
Advertising	3,823	3,497
Environmental remediation	3,600	3,600
Other	4,861	7,068
Total current liabilities	53,462	47,764
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	7,607	—
Other liabilities	685	1,096
Total liabilities	61,754	48,860
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,008 shares issued and 7,876 shares outstanding as of June 30, 2020 and 7,903 shares issued and outstanding as of June 30, 2019	8,008	7,903
Additional paid-in capital	31,748	27,512
Treasury stock, at cost; 132 shares and 0 shares as of June 30, 2020 and 2019, respectively	(1,563)	—
Retained earnings	137,312	170,004
Accumulated other comprehensive income	—	8
Total shareholders' equity	175,505	205,427
TOTAL	$237,259	$254,287

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2020	2019	2018
Net Sales	$366,926	$443,588	$489,180
Cost of goods sold	313,873	373,648	390,961
Gross margin	53,053	69,940	98,219
Selling, general and administrative	72,442	81,298	71,949
Restructuring expense	34,222	10,048	—
Environmental remediation	—	—	3,600
ERP impairment	—	21,273	—
Gain on disposal of assets	19,216	—	1,835
Litigation settlement costs	—	475	—
Operating income (loss)	(34,395)	(43,154)	24,505
Other income (expense):
Other income	720	546	621
Interest (expense)	(82)	—	—
Total other income	638	546	621
Income (loss) before income taxes	(33,757)	(42,608)	25,126
Income tax benefit (provision)	6,913	10,003	(7,460)
Net income (loss)	$(26,844)	$(32,605)	$17,666
Weighted average number of common shares outstanding:
Basic	7,956	7,889	7,848
Diluted	7,956	7,889	7,919
Earnings (loss) per share of common stock
Basic	$(3.37)	$(4.13)	$2.25
Diluted	$(3.37)	$(4.13)	$2.23

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2020	2019	2018
Net income (loss)	$(26,844)	$(32,605)	$17,666
Other comprehensive income (loss):
Unrealized (losses) gains on securities	(18)	368	(197)
Reclassification of realized gains (losses) on securities to other income	7	(321)	142
Unrealized (losses) gains on securities before taxes	(11)	47	(55)
Income tax benefit (expense) related to securities gains (losses)	3	(13)	17
Net unrealized (losses) gains on securities	(8)	34	(38)
Minimum pension liability	—	2,727	56
Income tax expense related to minimum pension liability	—	(709)	(15)
Net minimum pension asset	—	2,018	41
Other comprehensive income (loss), net of tax	(8)	2,052	3
Comprehensive income (loss)	$(26,852)	$(30,553)	$17,669

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par				Accumulated
	Value of	Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Shares ($1 Par)	Capital	Stock	Earnings	(Loss) Income	Total
Balance at June 30, 2017	$7,822	$26,186	$—	$198,465	$(1,713)	$230,760
Issuance of common stock:
Stock options exercised, net	17	216	—	—	—	233
Unrealized loss on available for sale investments, net of tax	—	—	—	—	(38)	(38)
Long-term incentive compensation	20	(858)	—	—	—	(838)
Stock-based compensation	9	777	—	—	—	786
Minimum pension liability adjustment, net of tax	—	—	—	—	41	41
Cash dividends declared	—	—	—	(6,912)	—	(6,912)
Net income	—	—	—	17,666	—	17,666
ASU 2018-02 adoption			—	334	(334)	—
Balance at June 30, 2018	$7,868	$26,321	$—	$209,553	$(2,044)	$241,698
Issuance of common stock:
Stock options exercised, net	5	76	—	—	—	81
Unrealized gain on available for sale investments, net of tax	—	—	—	—	34	34
Long-term incentive compensation	7	(315)	—	—	—	(308)
Stock-based compensation	23	1,430	—	—	—	1,453
Minimum pension liability adjustment, net of tax	—	—	—	—	2,018	2,018
Cash dividends declared	—	—	—	(6,944)	—	(6,944)
Net loss			—	(32,605)	—	(32,605)
Balance at June 30, 2019	$7,903	$27,512	$—	$170,004	$8	$205,427
Issuance of common stock:
Stock options exercised, net	2	19	—	—	—	21
Unrealized gain on available for sale investments, net of tax	—	—	—	—	(8)	(8)
Long-term incentive compensation	—	447	—	—	—	447
Stock-based compensation	103	3,770	—	—	—	3,873
Treasury stock purchases	—	—	(1,563)	—	—	(1,563)
Cash dividends declared	—	—	—	(5,782)	—	(5,782)
Net loss	—	—	—	(26,844)	—	(26,844)
ASU 2016-02 adoption	—	—	—	(66)	—	(66)
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$—	$175,505

Cash dividends declared per common share were $0.71, $0.88 and $0.88 for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2020	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(26,844)	$(32,605)	$17,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,370	7,440	7,367
Deferred income taxes	5,453	(6,121)	286
Stock-based compensation expense	4,877	1,355	501
Changes in provision for losses on accounts receivable	1,520	(40)	(100)
Change in reserve for VAT receivable	(1,998)	2,612	—
Dubuque and Starkville property, plant and equipment impairment	17,482	—	—
Right-of-use asset impairment	2,878	—	—
ERP impairment	—	21,273	—
(Gain) on disposition of capital assets	(19,033)	(71)	(1,792)
Defined benefit plan termination	—	2,455	—
Changes in operating assets and liabilities:
Trade receivables	4,419	3,136	1,209
Inventories	23,093	2,545	3,193
Other current assets	(5,040)	(3,540)	(1,299)
Other assets	208	(2,589)	22
Accounts payable - trade	9,334	5,128	(1,874)
Accrued liabilities	(6,018)	5,535	2,546
Other long-term liabilities	(414)	201	(431)
Net cash provided by operating activities	18,287	6,714	27,294
INVESTING ACTIVITIES:
Purchases of investments	(1,689)	(13,042)	(42,230)
Proceeds from investments	1,695	28,970	44,172
Proceeds from sale of capital assets	20,467	248	6,152
Capital expenditures	(3,688)	(21,346)	(29,447)
Net cash provided by (used in) investing activities	16,785	(5,170)	(21,353)
FINANCING ACTIVITIES:
Dividends paid	(7,022)	(6,918)	(6,746)
Treasury stock purchases	(1,563)	—	—
Proceeds from line of credits	15,000	—	—
Payments on line of credits	(15,000)	—	—
Proceeds from issuance of common stock	21	81	233
Shares withheld for tax payments on vested restricted shares	(558)	(210)	(552)
Net cash used in financing activities	(9,122)	(7,047)	(7,065)
Increase (decrease) in cash and cash equivalents	25,950	(5,503)	(1,124)
Cash and cash equivalents at beginning of year	22,247	27,750	28,874
Cash and cash equivalents at end of year	$48,197	$22,247	$27,750

SUPPLEMENTAL INFORMATION
Interest	$82	$—	$—
Income taxes (refunded) paid	$(4,304)	$1,190	$8,460
Capital expenditures in Accounts payable	$75	$142	$4,084

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the largest manufacturers, importers and online marketers of residential furniture and products in the United States. Product offerings include a wide variety of upholstered furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer network.

COVID-19 – in March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19.  These impacts are discussed within these notes to the condensed consolidated financial statements. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

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

ACCOUNTS RECEIVABLE ALLOWANCES – the Company establishes accounts receivable allowances to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. The Company’s accounts receivable allowances consist of an allowance for doubtful accounts which is established through review of open accounts, historical collection, and historical write-off amounts. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

INVENTORIES – are stated at the lower of cost or net realizable value utilizing the first-in - first-out (“FIFO”) method.

PROPERTY, PLANT AND EQUIPMENT – is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

VALUATION OF LONG–LIVED ASSETS – the Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For assets held for sale, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over estimated fair value less cost to sell.

ASSETS HELD FOR SALE – Assets held for sale represent land, buildings, machinery and equipment for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Once an asset is classified as held for sale, the Company ceases deprecating the asset. The assets held for sale are being marketed for sale and it is the Company’s intention to complete the sale of the assets within the upcoming year.

RESTRUCTURING COSTS - The Company groups exit or disposal cost obligations into three categories: Involuntary employee termination benefits, costs to terminate contracts, and other associated costs. Involuntary employee termination benefits must be a one-time benefit, and this element of restructuring cost is recognized as incurred upon communication of the plan to the identified employees. Costs to terminate contracts are recognized upon termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any inventory impairment costs as a result of restructuring activities are accounted for as cost of goods sold.

LEASES – On July 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”) and the related amendments. ASC 842 requires lessees to (i) recognize a right of use asset and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities.

The Company adopted ASC 842 utilizing the optional transition method, which allows guidance to be initially applied at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings. The Company elected the package of practical expedients, which allows the Company to forgo reassessing prior conclusions on lease definition, classification and initial direct costs related to existing leases as of the adoption date. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. See Note 2, Leases, for the Company’s lease disclosures.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate revenue primarily by manufacturing and delivering upholstered and wooden furniture products to independent furniture retailers in the United States. Each unit of furniture is a separate performance obligation. We satisfy our performance obligations when control of our product is passed to our customer, which is the point in time that are customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services. Net sales consist of product sales and shipping and handling charges, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

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

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. Revenue is reduced by appropriate allowances, estimated returns, price concessions, or similar adjustments as applicable. The Company records revenue based on a five-step model in accordance with ASC 2014-09, Revenue from Contracts with Customers (Topic 606). For its customer contracts, typically purchase orders, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is transferred to the customer. A good is transferred when the customer obtains control of that good and risk of loss transfers at a point in time.

Provisions for customer volume rebates, product returns, discounts and allowances are variable consideration and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated based upon historical data and discount percentages, set with each customer. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general and administrative expense (SG&A).

The Company has a limited lifetime warranty on all products. The Company does not offer the option to purchase warranties. The Company accounts for warranties under ASC 460, Guarantees, and not as variable consideration related to revenue.

Occasionally the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2020, the Company had $0.2 million of customer deposits. As of June 30, 2019, the Company had $1.1 million of customer deposits.

Upon adoption of ASC 606, the Company elected the following practical expedients and policy elections:

•The Company did not adjust contract prices for the effects of a significant financing component, as it expects the period when the goods or services are transferred to the customer and when the customer pays for those goods and services to be less than a year.

•Costs for shipping and handling activities that occur before the customer obtains control of the product are accounted for as fulfillment activities. Accordingly, these expenses are recorded at the same time the Company recognizes revenue.

•Incremental costs of obtaining a contract, specifically commissions, are recorded as an SG&A expense when incurred.

•All taxes imposed on and concurrent with revenue-producing transactions and collected by the Company from a customer, including sales, use, excise, and franchise taxes are excluded from the measurement of the transaction price.

Adoption of this standard did not result in significant changes to the Company’s accounting policies, business processes, systems or controls, or have a material impact on financial position, results from operations and cash flows or related disclosures.

The following table disaggregates the Company’s net sales by product category:

	For the years ended June 30,
(in thousands)	2020	2019	2018
Residential	$331,879	$374,473	$413,664
Contract	35,047	69,115	75,516
	$366,926	$443,588	$489,180

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $3.4 million, $4.3 million and $5.1 million in fiscal years 2020, 2019 and 2018, respectively.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $4.0 million, $4.4 million and $3.9 million in fiscal years 2020, 2019 and 2018, respectively.

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

EARNINGS PER SHARE (EPS) – basic EPS of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested restricted shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method; all options are anti-dilutive when there is a loss. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period. In computing EPS for the fiscal years 2020, 2019 and 2018, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2020	2019	2018
Basic shares	7,956	7,889	7,848

Potential common shares:
Stock options	—	—	54
Long-term incentive plan	—	—	17
	—	—	71

Diluted shares	7,956	7,889	7,919

Anti-dilutive shares	634	112	40

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. The Company recognizes long-term incentive compensation plan expenses during the three-year performance periods; stock awards are issued following the end of the performance periods and are subject to verification of results and Compensation Committee of the Board of Directors approval. See Note 11 Stock-Based Compensation.

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

TREASURY STOCK – treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. As of June 30, 2020, the Company purchased a total of 132 thousand shares at a cost of $1.6 million.

Subsequent to June 30, 2020, on August 21, 2020, the Company’s Board of Directors authorized a new share repurchase program authorizing the Company to purchase up to an aggregate of $8 million of the Company’s common stock.

Unadopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes Simplifying the Accounting for Income Taxes (Topic 740)” as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in this guidance are effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

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

The Company leases distribution centers and warehouses, manufacturing facilities, showrooms and office space. At the lease inception date, the Company determines if an arrangement is, or contains a lease. Some of the Company’s leases include options to renew at similar terms. The Company assesses these options to determine if the Company is reasonably certain of exercising these options based on relevant economic and financial factors. Options that meet these criteria are included in the lease term at the lease commencement date. The Company does not record leases with a term of 12 months or less on the Company’s consolidated balance sheets.

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

During the fourth quarter of fiscal 2020, as part of the Company’s strategic SKU rationalization initiative, the Company exited two showroom space leases. In conjunction with the exit, the Company impaired the ROU assets to their fair value as of June 30, 2020. The total amount of the write-off was $2.9 million and is included in selling, general and administrative expenses on the Company’s consolidated statements of income for the fiscal year ended June 30, 2020.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2020
Operating lease expense	$5,023
Variable lease expense	273
Total lease expense	$5,296

Other information related to leases and future minimum lease payments under non-cancellable operating leases as were as follows:

June 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,060

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$3,573

Weighted-average remaining lease term (in years):
Operating leases	1.8

Weighted-average discount rate:
Operating leases	3.5%

Fiscal year
(in thousands)
Within one year	$4,804
After one year and within two years	3,263
After two years and within three years	2,141
After three years and within four years	2,189
After four years and within five years	398
After five years	—
Total future minimum lease payments	$12,795
Less – Discount	780
Lease liability	$12,015

Prior to the adoption of ASU 842, future minimum lease payments under non-cancellable operating leases based on accounting standards applicable as of June 30, 2019 were as follows:

Fiscal year
(in thousands)
2020	$4,617
2021	3,990
2022	2,229
2023	1,283
2024	1,330
Thereafter	—
Total future minimum lease payments	$13,449

3.  INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2020	2019
Raw materials	$11,119	$14,182
Work in process and finished parts	3,925	6,408
Finished goods	55,521	73,069
Total	$70,565	$93,659

4.  PROPERTY, PLANT AND EQUIPMENT

	Estimated	June 30,
(in thousands)	Life (Years)	2020	2019
Land		$3,498	$5,684
Buildings and improvements	5-39	51,237	86,299
Machinery and equipment	3-7	16,781	32,402
Delivery equipment	3-5	15,701	20,181
Furniture and fixtures	3-7	3,676	4,151
Computer software and hardware	3-10	9,633	11,051
Construction in progress		1,478	—
Total		102,004	159,768
Less accumulated depreciation		(58,692)	(80,530)
Net		$43,312	$79,238

The Company recognized impairment charges of $17.5 million and $21.3 million in fiscal 2020 and 2019, respectively. No impairment charge was recorded in fiscal 2018. The $17.5 million impairment charge in fiscal 2020 primarily resulted from the previously announced exit of the Company’s Vehicle Seating and remaining Hospitality product lines, which resulted in the closure of the Company’s Dubuque, Iowa and Starkville, Mississippi manufacturing facilities, and is recorded in restructuring expense on the Company’s consolidated statements of income. The Company recorded these assets as held for sale as of June 30, 2020, see Note 6 Assets held for Sale for more information. The $21.3 million impairment charge in fiscal 2019 was primarily due to reassessment of the Company’s future deployment related to its SAP implementation and is reflected in the ERP impairment of the Company’s consolidated statements of income.

5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines which represent approximately 7% of its revenue, and subsequently closed its Riverside, California manufacturing facility. On September 26, 2019, the Company closed on the sale of the Riverside property resulting in net proceeds to the Company of $19.6 million after customary closing costs, prorations, and sales commissions and the Company recorded a pre-tax gain of $18.9 million and is reflected in the Gain (loss) on disposal assets of the Company’s consolidated statements of income. These changes were initial outcomes driven from customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019. On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over a two-year period, which includes previously announced restructuring activities on May 15, 2019. The transformation program includes activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in work force. The Company has substantially completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines.

On April 28, 2020, the Company announced it will exit the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The Company expects to complete the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $56 to $58 million over this two-year timeframe of which $25 to $26 million will be cash and $31 - $32 million non-cash. In addition, the Company plans to list several properties for sale when the footprint optimization is completed. Total cumulative restructuring and related costs incurred as of June 30, 2020 were $55.2 million.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2020	2019	2018
Inventory impairment	$3,241	$7,653	$—
One-time employee termination benefits	2,455	3,775	—
Contract termination costs	(58)	249	—
Fixed asset impairments	17,482	—	—
Other associated costs	14,343	6,024	—
Total restructuring and related expenses	$37,463	$17,701	$—
Reported as:
Cost of goods sold	$3,241	$7,653	$—
Operating expenses	$34,222	$10,048	$—

Other associated costs include legal and professional fees, stock-based compensation expense for retention restricted stock units in connection with the Company’s restructuring plan, on-going facilities and transition costs.

The rollfoward of the accrued restructuring costs is as follows, for the years ended June 30, 2020, 2019, and 2018:

		One-time
		Employee	Contract		Other
	Inventory	Termination	Termination	Fixed Asset	Associated
(in thousands)	Impairment	Benefits	Costs	Impairments	Costs	Total
Accrual balance at June 30, 2018	$—	$—	$—	$—	$—	$—
Costs incurred	7,653	3,775	249	—	6,024	17,701
Expenses paid	—	(2,044)	—	—	(1,801)	(3,845)
Non-cash	(7,653)	—	—	—	—	(7,653)
Accrual balance at June 30, 2019	$—	$1,731	$249	$—	$4,223	$6,203
Costs incurred	3,241	2,455	(58)	17,482	14,343	37,463
Expenses paid		(2,573)	(81)	—	(15,409)	(18,063)
Non-cash	(3,241)	—	—	(17,482)	(2,919)	(23,642)
Accrual balance at June 30, 2020	$—	$1,613	$110	$—	$238	$1,961

6. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Dubuque, Iowa, and Starkville, Mississippi locations as part of the Company’s restructuring plan, see Note 5 Restructuring. The Company had previously included assets at its Huntingburg, Indiana location as assets held for sale for the quarter ended March 31, 2020. During the quarter ended June 30, 2020, the Company has reclassified the Huntingburg, Indiana assets out of assets held for sale, since the Company is currently using the warehouse to store inventory. As of June 30, 2020, the Company reclassified a net book value of $51 thousand for the Huntingburg, Indiana assets to property, plant and equipment. A summary of the assets held for sale is included in the table below as of June 30, 2020.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Harrison, Arkansas	Building & building improvements	$1,382	$(1,354)	$28
	Land & land improvements	92	(42)	50
	Machinery & equipment	1,391	(1,391)	—
Dubuque, Iowa	Building & building improvements	24,579	(16,308)	8,271
	Land & land improvements	1,442	—	1,442
	Machinery & equipment	8,376	(6,691)	1,685
Starkville, Mississippi	Building & building improvements	4,615	(4,252)	363
	Land & land improvements	694	(439)	255
	Machinery & equipment	5,487	(5,252)	235
		$48,058	$(35,729)	$12,329

The Company has two facilities in Harrison, Arkansas and one of the facility has been sold subsequent to June 30, 2020. See Note 16 Subsequent Events, for further discussion.

7.  OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2020	2019
Cash value of life insurance	$1,033	$1,024
Other	277	494
Total	$1,310	$1,518

8.  ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2020	2019
Dividends	$567	$1,758
Warranty	1,029	1,060
Other	3,265	4,250
Total	$4,861	$7,068

9.  CREDIT ARRANGEMENTS

The Company had an unsecured credit agreement with Wells Fargo Bank N.A. (“Wells”) that provided short-term capital financing up to $10.0 million with interest of LIBOR plus 1%. The credit agreement expired on June 30, 2020 and there were no balance outstanding as June 30, 2020. Letters of credit outstanding at Wells as of June 30, 2020, totaled $1.2 million, of which $1.3 million of the Company’s cash held at Wells is pledged as collateral.

The Company had an additional unsecured $10.0 million line of credit with MidwestOne Bank, with interest at prime minus 2%, subject to a floor of 3.75%. The credit agreement expired on June 30, 2020 and there were no balance outstanding as of June 30, 2020.

On August 28, 2020, the Company entered into a secured $25.0 million credit facility with Dubuque Bank & Trust Company, with a two year term and interest of 1.50% plus LIBOR, subject to a floor of 3.0%. The credit facility expires on August 28, 2022. The credit facility is secured by essentially all of the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. No borrowings have been made on the $25.0 million credit facility.

10.  INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the current fiscal year 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, (the Company’s fiscal years 2019, 2020 and 2021) to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended June 30, 2020 and recorded an income tax receivable of $4.5 million for the benefit of carrying back the fiscal year 2020 NOL and an income tax receivable of $8.2M for the benefit of carryback the fiscal year 2019 NOL. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.  As of June 30, 2020, it was determined the Company has not reached a more likely than not position that the Company will realize all of its deferred tax assets.  Therefore, the Company has recorded a valuation allowance against the federal and state deferred tax assets of $8.5 million.

Income tax expense was calculated based upon the following components of income (loss) before income taxes for the years ended June 30:

(in thousands)	2020	2019	2018
United States	$(32,395)	$(42,457)	$26,023
Outside the United States	(1,362)	(151)	(897)
Income (loss) before income taxes	$(33,757)	$(42,608)	$25,126

The income tax benefit (provision) is as follows for the years ended June 30:

(in thousands)	2020	2019	2018
Federal - current	$12,668	$3,933	$(6,731)
State and other - current	(302)	(71)	(443)
Deferred	(5,453)	6,141	(286)
Total	$6,913	$10,003	$(7,460)

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	28.1%
State taxes, net of federal effect	3.3	4.1	2.7
Valuation allowance	(20.0)	0.1	0.2
CARES Act legislation	17.2	—	—
Other	(1.0)	(1.7)	(1.3)
Effective tax rate	20.5%	23.5%	29.7%

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2020	2019
Gross unrecognized tax benefits	$380	$350
Accrued interest and penalties	160	110
Gross liabilities related to unrecognized tax benefits	$540	$460

Deferred tax assets	90	80
Valuation allowance	(90)	—
Net deferred tax assets	$—	$80

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2020	2019	2018
Balance at July 1	$380	$500	$320
Additions based on tax positions related to the current year	—	—	270
Reductions for tax positions of prior years	—	(120)	(90)
Balance at June 30	$380	$380	$500

The Company records interest expense and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2020 and 2019 that if recognized, would affect the effective tax rate was $0.5 million and $0.4 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2020	2019
Accounts receivable	$484	$260
Inventory	112	40
Self-insurance	118	200
Payroll and related	968	570
Accrued liabilities	3,066	2,960
Property, plant and equipment	1,445	(3,200)
Investment tax credit	2,164	2,340
Valuation allowance	(8,481)	(1,700)
Net operating loss carryover	1,085	5,940
Lease assets	(2,498)	—
Lease liabilities	3,456	—
Other	192	154
Total	$2,111	$7,564

At June 30, 2020, certain state tax attribute carryforwards of $3.2 million were available, with $0.6 million of credits expiring between 2021 and 2029, $1.6 million of credits with an indefinite carryforward period, and $1.0 million of state NOL carryforward. Some of the state NOL carryforward will have an indefinite carryforward and some will expire in varying amounts between 2025 and 2040. As of June 30, 2020, it was determined the Company has not reached a more likely than not position the Company will realize any portion of the state attribute carryforwards.  Therefore, the Company has recorded a valuation allowance against the state attribute carryforward. As of June 30, 2020, it was determined the Company has not reached a more likely than not position that the Company will realize all of its U.S. federal deferred tax assets. As a result of the CARES Act, the Company is able to realize a portion of its U.S. federal deferred tax assets, however, it will not realize the remainder. Therefore, the Company has a recorded a valuation allowance against its U.S federal deferred tax assets for $4.6 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2016–2019 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject. As of June 30, 2020, there is an ongoing federal income tax audit for tax years 2018-2019.

11.  STOCK-BASED COMPENSATION

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

Total stock-based compensation expense was $4.6 million, $1.4 million and $0.5 million for fiscal years 2020, 2019 and 2018, respectively.

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three year performance periods from July 1, 2017 – June 30, 2020 (“2018-2020”) and July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, both the performance period 2018-2020 and 2019-2021 are no longer attainable. For the July 1, 2019 – June 30, 2022 (“2020-2022”) three year performance period, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022. Since the 2018-2020 and 2019-2021 performance periods are no longer attainable, only RSU’s granted for the 2020-2022 performance period are included in the table below for the Company’s unvested LTICP RSUs during the year ended June 30, 2020:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2019	—	$—	—	$—	—	$—
Granted	49	16.90	74	16.77	123	16.82
Forfeited	(5)	16.90	(30)	16.79	(35)	16.80
Unvested as of June 30, 2020	44	$16.90	44	$16.76	88	$16.83

Total unrecognized stock-based compensation related to the unvested LTICP RSUs was $1.0 million as of June 30, 2020, which is expected to be recognized over a period of 2.0 years.

(2) 2013 Omnibus Stock Plan and 2009 Stock Option Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No additional stock options can be granted under the 2009 stock option plan.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs as June 30, 2020, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2018	—	—
Granted	77	31.60
Forfeited	(22)	39.92
Unvested as of June 30, 2019	55	$28.55
Granted	249	14.83
Vested	(83)	19.05
Forfeited	(32)	22.64
Unvested as of June 20, 2020	189	$15.24

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $0.8 million as of June 30, 2020, which is expected to be recognized over a weighted average period of 0.9 years.

Options

The weighted average grant date fair value of stock options granted during fiscal years 2020, 2019 and 2018 were $1.77, $5.85, and $10.87, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	For the years ended June 30,
	2020	2019	2018
Dividend yield	7.3%	3.5%	1.8%
Expected volatility	34.0%	32.7%	31.1%
Risk-free interest rate	0.9%	2.7%	1.7%
Expected life (in years)	5	5	5

The expected volatility and expected life are determined based on historical data. The interest rate is based on U.S. Treasury risk-free rate in affect at the date of grant for the periods corresponding with the expected term of options.

A summary of the activity of the Company’s stock option plans during the years ended June 30, 2020, 2019 and 2018, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2018	166	$30.65
Granted	100	26.89
Exercised	(5)	15.50
Cancelled	(36)	36.59
Outstanding at June 30, 2019	225	$28.37
Granted	60	12.56
Exercised	(2)	8.55
Cancelled	(60)	30.74
Outstanding at June 30, 2020	223	$23.70

The following table summarizes information for options outstanding at June 30, 2020:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$8.55 - 15.14	70	8.2	$12.54
17.23 - 19.77	21	1.7	18.86
20.50 - 27.57	69	5.9	23.81
31.06 - 32.80	37	5.9	32.20
43.09 - 47.45	26	6.2	45.36
$8.55 - 47.45	223	6.3	$23.70

Total unrecognized stock-based compensation expense related to options was $0.05 million as of June 30, 2020, which is expected to be recognized over a period of 2.0 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.1 million as of June 30, 2020, which is expected to be recognized over a period of 2.0 years.

12.  BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $2.3 million, $2.6 million and $1.7 million in fiscal years 2020, 2019 and, 2018, respectively.

Multi-employer Pension Plans

The Company contributes to three multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects:

•Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be shared by the remaining participating employers.

•If a participating employer chooses to stop participating in some of its multi-employer plans, the employer may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company’s participation in these plans for the annual period ended June 30, 2020, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2020 and 2019 is for the plan’s year-end at December 31, 2019 and 2018, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2020	2019	Plan Status	2020	2019	2018	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$157	$154	$150	No	3/31/2022	9
Steelworkers Pension Trust	236648508	Green	Green	No	279	412	345	No	Not applicable	—
Central Pension Fund	366052390	Green	Green	No	3	7	6	No	Not applicable	—
					$439	$573	$501

With the closure of the Company’s Dubuque, Iowa and Starkville, Mississippi manufacturing facilities, the collective bargaining agreements for the Steelworkers Pension Trust and Central Pension Fund was terminated as of June 30, 2020. As of June 30, 2020, the Company intends to exit the Steelworkers Pension Trust and has recorded a withdrawal liability of $1.4 million as restructuring and related expenses, see Note 5 Restructuring.

The estimated cumulative cost to exit the Company’s Central States SE and SW Areas Pension Fund and Central Pension Fund multi-employer plans was approximately $17.1 million on June 30, 2020. No liability has been recorded as of June 30, 2020, as the Company intends to continue to contribute to these two plans.

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	June 30,
(in thousands)	2020	2019	2018
Pension and other post-retirement benefit adjustments, net of tax (1)	$—	$—	$(1,684)
Adoption of ASU 2018-02	—	—	(334)
Available-for-sale securities, net of tax (2)	—	8	(26)
Total accumulated other comprehensive income (loss)	$—	$8	$(2,044)

(1)The tax effect on the pension and other post-retirement benefit adjustments is a tax benefit of $0.0 million, $0.0 million and $0.7 million at June 30, 2020, 2019 and 2018, respectively.

(2)The tax effect on the available-for-sale securities is a tax benefit $0.0 million at June 30, 2020, 2019 and 2018.

14.  COMMITMENTS AND CONTINGENCIES

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount a $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  On July 13, 2020, the Company further entered in to a Second Amended

Tolling Agreement that tolls the statute of limitations for potential claims by the EPA through February 24, 2021. The Company reflected a $3.6 million liability in the consolidated balance sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated balance sheets for the fiscal year ended June 30, 2020 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). The Company agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Long-Form Settlement Agreement. The Company anticipates that obtaining final approval of the parties’ settlement from the court will take at least six months and potentially longer, such that any settlement payments will not be made until the fiscal year ended June 30, 2021. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and continues to reflect this liability in the consolidated balance sheets for the fiscal year ended June 30, 2020.

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

15.  QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2020:
Net sales	$100,348	$102,949	$98,821	$64,808
Gross margin	17,221	16,050	13,848	5,934
Operating income (loss)	12,683	(7,079)	(8,342)	(31,657)
Net income (loss)	9,551	(5,384)	(5,270)	(25,741)
Earnings (loss) per share:
Basic	$1.20	$(0.68)	$(0.66)	$(3.23)
Diluted	$1.17	$(0.68)	$(0.66)	$(3.23)

	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2019:
Net sales	$113,487	$118,352	$111,542	$100,207
Gross margin	21,791	21,474	21,328	5,347
Operating income (loss)	1,595	2,103	(20,255)	(26,597)
Net income (loss)	1,296	1,566	(15,552)	(19,915)
Earnings (loss) per share:
Basic	$0.16	$0.20	$(1.97)	$(2.52)
Diluted	$0.16	$0.20	$(1.97)	$(2.52)

16.  SUBSEQUENT EVENTS

On June 26, 2020, the Company entered into a Purchase and Sale Agreement to sell one of its Harrison, Arkansas facilities for $0.7 million. The transaction closed on August 14, 2020. The Company has one facility remaining after the sale.

On August 28, 2020, the Company entered into a new credit facility with Dubuque Bank & Trust Company, see Note 9 Credit Arrangements for more information.

Subsequent to June 30, 2020, the Company’s Lancaster, Pennsylvania property was placed for sale. The total net book value of the Lancaster property was $0.8 million as of June 30, 2020. The Company expects the sale to be completed during the first quarter of fiscal 2021.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A  Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2020. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2020. The effectiveness of the Company’s internal control over financial reporting as of June 30, 2020, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11.  Executive Compensation

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.  Principal Accountant Fees and Services

In accordance with General Instruction G(3) to Form 10-K, the Company intends to file with the SEC the information required by this item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Schedule II is included in Part II, Item 8, all other financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated as part of this Annual Report on Form 10-K.

The following financial statement schedules for the years ended June 30, 2020, 2019 and 2018 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2020, 2019 and 2018

(in thousands)	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Description
Accounts Receivable Allowances:
2020	$250	$5,214	$(3,694)	$1,770
2019(1)	290	110	(150)	250
2018	1,200	(80)	(20)	1,100

VAT Allowances:
2020	$2,235	$—	$(1,998)	$237
2019	—	2,612	(377)	2,235
2018	—	—	0	0

(1)The beginning balance was adjusted by $0.8 million for the adoption of Revenue Recognition ASU 2014-9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 28, 2020		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 28, 2020	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 28, 2020	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer (Principal Financial Accounting Officer)

Date:	August 28, 2020	/S/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	August 28, 2020	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 28, 2020	/S/ William S. Creekmuir
William S. Creekmuir
Director

Date:	August 28, 2020	/S/ Matthew A. Kaness
Matthew A. Kaness
Director

Date:	August 28, 2020	/S/ Eric S. Rangen
Eric S. Rangen
Director

 Exhibit Index

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2017).
4.1	Description of the Company’s common stock (incorporated by reference to Exhibit No. 4.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2019).
10.1	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement).*
10.2

Letter Agreement between Karel K. Czanderna and Flexsteel Industries, Inc. dated June 29, 2012. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 5, 2012).*

10.3	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*
10.4	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*
10.5

Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.6

Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.7

Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.8

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013).*

10.9

Omnibus Stock Plan, dated July 1, 2013 (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013).*

10.10

Credit Agreement dated June 30, 2016 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 1, 2016).

10.11

Development Agreement dated June 5, 2017 between Flexsteel Industries, Inc. and The City of Dubuque, Iowa. Redevelopment Project Agreement dated May 15, 2017 between Flexsteel Industries, Inc., The City of Dubuque, Iowa and Dubuque Initiatives. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 12, 2017).

10.12

First Amendment to Credit Agreement dated June 30, 2017 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 30, 2017).

10.13

Letter Agreement between Marcus Hamilton and Flexsteel Industries, Inc. dated December 23, 2017. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 2, 2018).*

10.14

Second Amendment to Credit Agreement dated June 5, 2018 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

10.15

Revolving Line of Credit Note dated June 5, 2018 between Flexsteel Industries, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 8, 2018).

10.16	Retirement Agreement and Release with Karel K. Czanderna, dated September 13, 2018 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 21, 2018). *
10.17	Form of Retention Bonus Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 21, 2018).*
10.18	Amendment to Retirement Agreement and Release, dated October 25, 2018 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on October 30, 2018).*
10.19

Severance Plan for Management Employees dated October 25, 2018, including Form of Participation Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 2, 2018).*

10.20

Form of Confidentiality and Noncompetition Agreement between the Company and Jerald K. Dittmer (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 20, 2018).*

10.21

Separation and Release Agreement between the Company and Richard J. Stanley, dated January 29, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 29, 2019).*

10.22	Executive Employment Agreement, dated December 28, 2018 with Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*
10.23

Notification of Non-Statutory Stock Option Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*

10.24	Notification of Restricted Stock Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*
10.25	Form of Notification of Non-Statutory Stock Option Award (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*
10.26

Agreement for Purchase and Sale and Joint Escrow Instructions between the Company and Greenlaw Acquisitions, LLC dated August 26, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019).

10.27

First Amendment Executive Employment Agreement between the Company and Jerald K. Dittmer, dated August 30, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019). *

10.28

Promissory Note dated December 31, 2019 between Flexsteel Industries, Inc. and MidWestOne Bank (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 3, 2020).

10.29

Letter Agreement dated March 10, 2020 by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Form 8-K filed with the to Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.30

First Amendment to the Flexsteel Industries, Inc. Severance Plan for Management Employees, dated April 15, 2020 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020). *

21.1	Subsidiaries of the Company. Filed herewith.
23	Consent of Independent Registered Public Accounting Firm. Filed herewith.
31.1	Certification. Filed herewith.
31.2	Certification. Filed herewith.
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
*	Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”