Form 10-Q
period 2020-09-30
FLEXSTEEL INDUSTRIES INC
filed 2020-10-30
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 27, 2020	7,316,200

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,547	$48,197
Trade receivables - less allowances: September 30, 2020, $1,745; June 30, 2020, $1,770	39,784	32,217
Inventories	75,738	70,565
Other	20,827	18,535
Assets held for sale	13,100	12,329
Total current assets	185,996	181,843
NONCURRENT ASSETS:
Property, plant and equipment, net	41,498	43,312
Operating lease right-of-use assets	10,418	8,683
Deferred income taxes	—	2,111
Other assets	1,297	1,310
TOTAL ASSETS	$239,209	$237,259
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$28,802	$27,747
Current portion of operating lease liabilities	4,182	4,408
Accrued liabilities:
Payroll and related items	5,460	3,275
Insurance	3,168	3,787
Restructuring costs	1,527	1,961
Advertising	4,791	3,823
Environmental remediation	3,600	3,600
Other	6,642	4,861
Total current liabilities	58,172	53,462
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	9,485	7,607
Other liabilities	927	685
Total liabilities	68,584	61,754

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,065 shares issued and 7,437 outstanding as of September 30, 2020; 8,008 shares issued and 7,876 outstanding as of June 30, 2020	8,065	8,008
Additional paid-in capital	32,315	31,748
Treasury stock, at cost; 628 shares and 132 shares as of September 30, 2020 and June 30, 2020, respectively	(10,563)	(1,563)
Retained earnings	140,808	137,312
Total shareholders' equity	170,625	175,505
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$239,209	$237,259

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
Net sales	$105,239	$100,348
Cost of goods sold	82,424	83,127
Gross margin	22,815	17,221
Selling, general and administrative	14,175	17,475
Restructuring expense	1,381	6,004
Gain on disposal of assets due to restructuring	(652)	(18,941)
Operating income	7,911	12,683
Other income	49	86
Income before income taxes	7,960	12,769
Income tax provision	4,081	3,218
Net income	$3,879	$9,551
Weighted average number of common shares outstanding:
Basic	7,702	7,928
Diluted	7,908	8,190
Earnings per share of common stock:
Basic	$0.50	$1.20
Diluted	$0.49	$1.17

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2020	2019
Net income	$3,879	$9,551
Other comprehensive loss:
Unrealized loss on securities	—	(13)
Reclassification of realized loss on securities to other income	—	2
Unrealized losses in securities before taxes	—	(11)
Income tax benefit related to securities losses	—	3
Net unrealized losses on securities	—	(8)
Other comprehensive loss, net of tax	—	(8)
Comprehensive income	$3,879	$9,543

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2020
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Stock-based compensation	2	954	—	—	956
Vesting of restricted stock units and restricted shares	55	(387)			(332)
Treasury stock purchases	—	—	(9,000)	—	(9,000)
Cash dividends declared	—	—	—	(383)	(383)
Net income	—	—	—	3,879	3,879
Balance at September 30, 2020	$8,065	$32,315	$(10,563)	$140,808	$170,625

	Three Months Ended September 30, 2019
	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$170,004	$8	$205,427
Adoption of ASU 2016-02	—	—	(42)	—	(42)
Unrealized gain on available for sale investments, net of tax	—	—	—	(8)	(8)
Stock-based compensation	39	1,310	—	—	1,349
Cash dividends declared	—	—	(1,754)	—	(1,754)
Net income	—	—	9,551	—	9,551
Balance at September 30, 2019	$7,942	$28,822	$177,759	$—	$214,523

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$3,879	$9,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,360	2,484
Deferred income taxes	2,111	(13)
Stock-based compensation expense	954	1,416
Change in provision for losses on accounts receivable	(25)	(238)
Gain on disposition of capital assets	(637)	(18,941)
Changes in operating assets and liabilities:
Trade receivables	(7,542)	2,070
Inventories	(5,173)	91
Other current assets	(2,293)	7,468
Other assets	13	176
Accounts payable - trade	1,054	(3,809)
Accrued liabilities	3,870	(3,173)
Other long-term liabilities	243	(401)
Net cash used in operating activities	(2,186)	(3,319)
INVESTING ACTIVITIES:
Purchases of investments	(8)	(646)
Proceeds from sales of investments	8	646
Proceeds from sale of capital assets	679	19,625
Capital expenditures	(360)	(512)
Net cash provided by investing activities	319	19,113
FINANCING ACTIVITIES:
Dividends paid	(454)	(1,738)
Treasury stock purchases	(9,000)	—
Shares withheld for tax payments on vested restricted shares	(329)	(67)
Net cash used in financing activities	(9,783)	(1,805)
(Decrease) Increase in cash and cash equivalents	(11,650)	13,989
Cash and cash equivalents at beginning of period	48,197	22,247
Cash and cash equivalents at end of period	$36,547	$36,236

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$(388)	$(4,746)
Capital expenditures in accounts payable	$—	$142

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2020

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the largest manufacturers, importers and online marketers of furniture products in the United States. Product offerings include a wide variety of upholstered furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer network.

COVID-19 - In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19. During the three months ended September 30, 2020, we have seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to labor shortages specifically in Asia, limited availability of ocean containers, and inflationary pressures in key materials. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (“Topic 326”)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. Effective July 1, 2020, the Company adopted Topic 326 and there was no impact to the Company’s financial statements.

2.  LEASES

The Company accounts for its leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

For purposes of measuring the Company’s lease liability, the discount rate utilized by the Company was based on the Company’s line of credit as well as publicly available data for instruments with similar terms. Some of the Company’s leases contain variable rent payments, including common area maintenance and utilities. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Operating lease expense	$1,074	$1,173
Variable lease expense	69	65
Total lease expense	$1,143	$1,238

Other information related to leases under non-cancellable operating leases were as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,035	$646

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,741	$—

Weighted-average remaining lease term (in years):
Operating leases	1.6	1.9

Weighted-average discount rate:
Operating leases	3.3%	3.5%

Future minimum lease payments under non-cancellable operating leases are as follows as of September 30, 2020:

(in thousands)
Within one year	$4,601
After one year and within two years	4,327
After two years and within three years	3,159
After three years and within four years	2,189
After four years and within five years	200
After five years	—
Total future minimum lease payments	$14,476
Less – Discount	809
Lease liability	$13,667

3.  INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2020	2020
Raw materials	$11,684	$11,119
Work in process and finished parts	3,798	3,925
Finished goods	60,256	55,521
Total	$75,738	$70,565

4.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. The changes were initial outcomes driven from customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019. On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over a two year period, which includes previously announced restructuring activities on May 15, 2019. The transformation program includes activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in work force. The Company has substantially completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines.

On April 28, 2020, the Company announced the exit of the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The Company expects to complete the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $56.0 to $58.0 million over this two year timeframe of which $25.0 to $26.0 million will be cash and $31.0 to $32.0 million non-cash. In addition, the Company has listed several properties for sale as part of the footprint optimization. Total cumulative restructuring and related costs incurred as of September 30, 2020 were $56.6 million.

The following is a summary of restructuring costs:

	Three Months Ended
(in thousands)	September 30, 2020	September 30, 2019
Inventory impairment	$—	$179
One-time employee termination benefits	179	346
Other associated costs	1,202	5,658
Total restructuring and related expenses	$1,381	$6,183
Reported as:
Cost of goods sold	$—	$179
Operating expenses	$1,381	$6,004

Other associated costs include legal and professional fees, stock-based compensation expense for retention restricted stock units in connection with the Company’s restructuring plan, on-going facilities and transition costs.

The rollforward of the accrued restructuring costs is as follows:

	One-time
	Employee	Contract	Other
	Termination	Termination	Associated
(in thousands)	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2020	$1,613	$110	$238	$1,961
Costs incurred	179	—	1,202	1,381
Expenses paid	(411)	(110)	(1,076)	(1,597)
Non-cash	—	—	(218)	(218)
Accrual balance at September 30, 2020	$1,381	$—	$146	$1,527

5. ASSETS HELD FOR SALE

During the first quarter of the fiscal year 2021, the Company committed to a plan to sell assets located at its Lancaster, Pennsylvania location. In the prior fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Dubuque, Iowa, and Starkville, Mississippi locations. The commitment to sell these assets are part of the Company’s restructuring plan, see Note 4 Restructuring. A summary of the assets held for sale is included in the table below as of September 30, 2020.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Dubuque, Iowa	Building & building improvements	$24,524	$(16,295)	$8,229
	Land & land improvements	1,497	(6)	1,491
	Machinery & equipment	8,018	(6,377)	1,641
	Total Dubuque	34,039	(22,678)	11,361

Lancaster, Pennsylvania	Building & building improvements	2,857	(2,053)	804
	Land & land improvements	41	—	41
	Total Lancaster	2,898	(2,053)	845

Starkville, Mississippi	Building & building improvements	4,615	(4,254)	361
	Land & land improvements	694	(439)	255
	Machinery & equipment	5,411	(5,183)	228
	Total Starkville	10,720	(9,876)	844

Harrison, Arkansas	Building & building improvements	1,000	(1,000)	—
	Land & land improvements	86	(36)	50
	Machinery & equipment	1,330	(1,330)	—
	Total Harrison	2,416	(2,366)	50

	Total assets held for sale	$50,073	$(36,973)	$13,100

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered into a new two year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit is secured by essentially all the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. The revolving line of credit matures on August 28, 2022. There was no outstanding amount under the revolving line of credit as of September 30, 2020.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of September 30, 2020, totaled $1.2 million, of which $1.3 million of the Company’s cash held at Wells is pledged as collateral.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended September 30, 2020 and 2019 were 51.3% and 25.2%, respectively. The increase in the Company’s effective tax rate compared to the prior year quarter was primarily due to the Company’s prior expectation during the quarter ended June 30, 2020 that it would generate a net operating loss for tax purposes during the fiscal year ended June 30, 2021, and the net operating loss would be carried back up to 5 preceding taxable years at prior years’ statutory rates as provided by the Coronavirus Aid, Relief, and Economic Security Act. The Company now expects to generate a net operating profit for tax purposes during the fiscal year ended June 30, 2021, so certain deferred tax assets were remeasured to the current statutory rate of 21% while other deferred tax assets are no longer expected to be realizable and, as a result, the Company recorded an additional tax expense of $2.1 million during the quarter. The effective tax rate for the remaining nine months of the fiscal year ending June 30, 2021 is expected to be 25% to 26%.

8.  STOCK-BASED COMPENSATION

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

The following table is a summary of total stock-based compensation expense for the three months ended September 30, 2020.

	Three Months Ended
	September 30,
(in thousands)	2020	2019
Total stock-based compensation expense	$954	$1,180

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three year performance period from July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, the performance period 2019-2021 is no longer attainable. For the July 1, 2019 – June 30, 2022 (“2020-2022”) and the July 1, 2020 – June 30, 2023 (“2021-2023”) three year performance periods, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022 as the performance goal. Since the 2019-2021 performance period is no longer attainable, only RSUs granted for the 2020-2022 and 2021-2023 performance periods are included in the table below for the Company’s unvested LTICP RSUs during the three months ended September 30, 2020:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as June 30, 2020	44	$16.90	44	$16.76	88	$16.83
Granted	64	12.01	99	12.01	163	12.01
Unvested as of September 30, 2020	108	$13.98	143	$13.47	251	$13.69

Total unrecognized stock-based compensation related to the unvested LTICP RSUs at performance target was $2.6 million as of September 30, 2020, which is expected to be recognized over a period of 2.4 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs during the three months ended September 30, 2020 is as follows:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as June 30, 2020	189	$15.24
Granted	2	12.15
Vested	(86)	16.92
Forfeited	(1)	15.65
Unvested as of September 30, 2020	104	$17.00

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $0.5 million as of September 30, 2020, which is expected to be recognized over a weighted average period of 0.7 years.

Options

A summary of the activity of the Company’s stock option plans as of September 30, 2020, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2020	223	$23.70
Granted	37	12.77
Outstanding at September 30, 2020	260	$22.15

The following table summarizes information for options outstanding at September 20, 2020:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$8.55 - 15.14	108	8.6	$12.62
17.23 - 19.77	21	1.5	18.86
20.50 - 27.57	68	5.6	23.81
31.06 - 32.80	37	5.6	32.20
43.09 - 47.45	26	6.0	45.36
$8.55 - 47.45	260	6.5	$22.15

Total unrecognized stock-based compensation expense related to options was $0.04 million as of September 30, 2020, which is expected to be recognized over a period of 1.5 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company’s stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.1 million as of September 30, 2020, which is expected to be recognized over a period of 2.2 years.

9.  EARNINGS PER SHARE

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

	Three Months Ended
	September 30,
(in thousands)	2020	2019
Basic shares	7,702	7,928
Potential common shares:
Stock options	72	4
Non-vested restricted stock units and restricted shares	134	258
	206	262
Diluted shares	7,908	8,190

Anti-dilutive shares	200	254

Cash dividends declared per common share were $0.05 and $0.22 for the three months ended September 30, 2020 and 2019, respectively.

10.  LITIGATION

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount a $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  On July 13, 2020, the Company further entered in to a Second Amended Tolling Agreement that tolls the statute of limitations for potential claims by the EPA through February 24, 2021. The Company reflected a $3.6 million liability in the consolidated balance sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated balance sheets as of September 30, 2020 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). The Company agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Long-Form Settlement Agreement. The Company anticipates that obtaining final approval of the parties’ settlement from the court will take at least three months and potentially longer, such that any settlement payments will be made during the fiscal year ended June 30, 2021. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and continues to reflect this liability in the consolidated balance sheets as of September 30, 2020.

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

•Employees that can perform work outside of the workplace are working from home,

•Suspension of the Company’s 401K match effective June 1, 2020 through the end of the calendar year,

•Temporary 50% reduction of cash compensation for the Company’s Board of Directors through October 1, 2020,

•Temporary 25% reduction of salary compensation for the Company’s Chief Executive Officer and Chief Financial Officer / Chief Operating Officer through October 1, 2020,

•Elimination of all non-essential expenses and capital expenditures; and

•Negotiated with vendors to extend payment terms.

During the three months ended September 30, 2020, we have seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to labor shortages specifically in Asia, limited availability of ocean containers, and inflationary pressures in key materials. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2020 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2020 and 2019. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2020	2019
Net sales	100.0%	100.0%
Cost of goods sold	78.3	82.8
Gross margin	21.7	17.2
Selling, general and administrative	13.5	17.4
Restructuring expense	1.3	6.0
Gain on disposal of assets due to restructuring	(0.6)	(18.9)
Operating income	7.5	12.7
Other income	0.0	0.1
Income before income taxes	7.6	12.8
Income tax provision	3.9	3.2
Net income	3.7%	9.6%

Results of Operations for the Quarter Ended September 30, 2020 vs. 2019

Net sales were $105.2 million for the quarter ended September 30, 2020 compared to net sales of $100.3 million in the prior year quarter, an increase of 4.9%. The increase in sales of $4.9 million was primarily driven by $11.4 million related to home furnishing products sold through retailers and $4.6 million for home furnishing products sold through e-commerce channels due to increased demand, partially offset by a decline of $11.1 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal 2020.

Gross margin as a percent of net sales for the quarter ended September 30, 2020 was 21.7%, compared to 17.2% for the prior year quarter, an increase of 450 basis points (“bps”). The 450-bps increase was primarily due to structural cost reductions, operational efficiencies and fixed cost leverage due to higher sales volume as compared to the prior year quarter.

Selling, general and administrative (“SG&A”) expenses decreased $3.3 million in the quarter ended September 30, 2020 compared to the prior year quarter. As a percentage of net sales, SG&A was 13.5% in the quarter ended September 30, 2020 compared to the prior year quarter of 17.4%. The decrease in SG&A was primarily due to a reduction in salaries and wages due to cost saving measures taken during the fourth quarter of fiscal 2020 and continued through the three months ended September 30, 2020 in response to COVID-19 pandemic, coupled with decreased selling and travel expenses.

During the quarter ended September 30, 2020, we incurred $1.4 million of restructuring expenses primarily for facility closures, professional fees, and employee termination costs as part of our previously announced comprehensive transformation program. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

In August 2020, we completed the sale of one of our facilities in Harrison, Arkansas, resulting in net proceeds of $0.7 million and a gain of $0.7 million.

Income tax expense was $4.1 million, or an effective rate of 51.3%, and $3.2 million, or an effective rate of 25.2% during the quarter ended September 30, 2020 and September 30, 2019, respectively. The increase in the Company’s effective tax rate compared to the prior year quarter was primarily due to the Company’s prior expectation during the quarter ended June 30, 2020 that it would generate a net operating loss for tax purposes during the fiscal year ended June 30, 2021, and the net operating loss would be carried back up to five preceding taxable years at prior years’ statutory rates as provided by the Coronavirus Aid, Relief, and Economic Security Act. The Company now expects to generate a net operating profit for tax purposes during the fiscal year ended June 30, 2021, so certain deferred tax assets were remeasured to the current statutory rate of 21% while other deferred tax assets are no longer expected to be realizable and, as a result, the Company recorded an additional tax expense of $2.1 million during the quarter. The effective tax rate for the remaining nine months of the fiscal year ending June 30, 2021 is expected to be 25% to 26%.

Net income was $3.9 million, or $0.49 per diluted share for the quarter ended September 30, 2020, compared to net income of $9.6 million, or $1.17 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at September 30, 2020 was $127.8 million compared to $128.4 million at June 30, 2019. The $0.6 million decrease in working capital was due to a decrease in cash of $11.7 million primarily due $9.0 million share repurchases during the quarter and an increase in trade accounts payable of $1.1 million, partially offset by $5.2 million increase in inventory due to inventory build and a $7.6 million increase in trade receivables. Capital expenditures are estimated to be in the range of $3.0 million to $4.0 million for the fiscal year ending June 30, 2021.

A summary of operating, investing and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(2,186)	$(3,319)
Net cash provided by investing activities	319	19,113
Net cash used in financing activities	(9,783)	(1,805)
(Decrease) Increase in cash and cash equivalents	$(11,650)	$13,989

Net cash used in operating activities

For the quarter ended September 30, 2020, net cash used in operating activities was $2.2 million, which primarily consisted of net income of $3.9 million, adjusted for non-cash depreciation of $1.4 million, gain from the sale of capital assets of $0.6 million, change in deferred income taxes of $2.1 million, and non-cash stock based compensation of $1.0 million. Net cash used in operating assets and liabilities was $9.8 million. The cash used in operating assets and liabilities of $9.8 million, was primarily due to an increase in trade receivables of $7.5 million, an increase in inventory of $5.2 million, and an increase in other current assets of $2.3 million, partially offset by an increase in accrued liabilities of $3.9 million and accounts payable of $1.1 million.

For the quarter ended September 30, 2019, net cash used in operating activities was $3.3 million, which primarily consisted of net income of $9.6 million, non-cash depreciation of $2.5 million and a gain from the sale of capital assets of $18.9 million, coupled with net cash provided in operating assets and liabilities of $2.4 million. The cash provided in operating assets and liabilities of $2.4 million, was primarily due to a decline in trade receivables of $2.1 million and other current assets of $7.5 million, and a decline in accounts payable and accrued liabilities of $3.8 million and $3.2 million, respectively. The decline in other current assets was primarily driven by a tax refund of $4.6 million.

Net cash provided by investing activities

For the quarter ended September 30, 2020, net cash provided by investing activities was $0.3 million, primarily due to proceeds of $0.7 million for the sale of one of our Harrison, Arkansas facilities, partially offset by capital expenditures of $0.4 million.

Net cash provided by investing activities was $19.1 million for the quarter ended September 30, 2019, primarily due to proceeds of $19.6 million from the sale of our Riverside, California facility, partially offset by capital expenditures of $0.5 million.

Net cash used in financing activities

For the quarter ended September 30, 2020, net cash used in financing activities was $9.8 million, primarily due to $9.0 million for treasury stock purchases and dividends paid of $0.5 million.

For the quarter ended September 30, 2019, net cash used in financing activities was $1.8 million primarily due to dividends paid of $1.7 million.

Line of Credit

On August 28, 2020, we entered into a new two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit is secured by essentially all of the Company’s assets, excluding real property and requires the Company to maintain compliance with certain financial and non-financial covenants. The revolving line of credit matures on August 28, 2022. There was no outstanding amount under the revolving line of credit as of September 30, 2020.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of September 30, 2020, totaled $1.2 million, of which $1.3 million of the Company’s cash held at Wells is pledged as collateral.

Contractual Obligations

As of September 30, 2020, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Foreign Currency Risk – During the quarters ended September 30, 2020 and 2019, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At September 30, 2020, the Company did not have any debt outstanding.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2020.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2020, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020 through September 3, 2021. The following table summarizes the activity of the common stock repurchases under both the $6 million and $8 million program as of September 30, 2020. As of September 30, 2020, the $6 million repurchase program was completed.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
As of June 30, 2020	132,197	$11.83	132,197	$4,429,960
July 1, 2020 to July 31, 2020	155,808	14.46	155,808	2,168,981
August 1, 2020 to August 31, 2020	116,562	17.24	116,562	153,690
September 1, 2020 to September 30, 2020	223,905	21.16	223,905	3,405,667
As of September 30, 2020	628,472	$16.81	628,472	$3,405,667

Item 6.  Exhibits

Exhibit No.
10.1

Credit Agreement dated August 28, 2020 between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.2

Revolving Line of Credit Note dated August 28, 2020 between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.3

Security Agreement dated August 28, 2020 between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 30, 2020	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)