Form 10-Q
period 2020-12-31
FLEXSTEEL INDUSTRIES INC
filed 2021-01-29
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of January 27, 2021	7,061,152

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	December 31,	June 30,
	2020	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,296	$48,197
Trade receivables - less allowances: December 31, 2020, $3,110; June 30, 2020, $1,770	46,317	32,217
Inventories	92,024	70,565
Other	12,496	18,535
Assets held for sale	666	12,329
Total current assets	184,799	181,843
NONCURRENT ASSETS:
Property, plant and equipment, net	40,251	43,312
Operating lease right-of-use assets	9,463	8,683
Deferred income taxes	—	2,111
Other assets	1,299	1,310
TOTAL ASSETS	$235,812	$237,259

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$27,842	$27,747
Current portion of operating lease liabilities	4,155	4,408
Accrued liabilities:
Payroll and related items	8,210	3,275
Insurance	3,201	3,787
Restructuring costs	1,418	1,961
Advertising	5,231	3,823
Environmental remediation	3,570	3,600
Other	4,849	4,861
Total current liabilities	58,476	53,462
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	8,000	7,607
Other liabilities	929	685
Total liabilities	67,405	61,754

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,082 shares issued and 7,087 outstanding as of December 31, 2020; 8,008 shares issued and 7,876 outstanding as of June 30, 2020	8,082	8,008
Additional paid-in capital	33,373	31,748
Treasury stock, at cost; 995 shares and 132 shares as of December 31, 2020 and June 30, 2020, respectively	(21,576)	(1,563)
Retained earnings	148,528	137,312
Total shareholders' equity	168,407	175,505
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$235,812	$237,259

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	$119,106	$102,949	$224,345	$203,297
Cost of goods sold	94,728	86,899	177,152	170,026
Gross margin	24,378	16,050	47,193	33,271
Selling, general and administrative	18,911	18,088	33,086	35,563
Restructuring expense	863	5,067	2,244	11,071
Gain on disposal of assets due to restructuring	(5,229)	(26)	(5,881)	(18,967)
Operating income (loss)	9,833	(7,079)	17,744	5,604
Other income	162	107	211	193
Income (loss) before income taxes	9,995	(6,972)	17,955	5,797
Income tax provision (benefit)	1,545	(1,588)	5,626	1,630
Net income (loss)	$8,450	$(5,384)	$12,329	$4,167
Weighted average number of common shares outstanding:
Basic	7,246	7,944	7,475	7,936
Diluted	7,495	7,944	7,681	8,146
Earnings (loss) per share of common stock:
Basic	$1.17	$(0.68)	$1.65	$0.53
Diluted	$1.13	$(0.68)	$1.61	$0.51

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$8,450	$(5,384)	$12,329	$4,167
Other comprehensive loss:
Unrealized loss on securities	—	(5)	—	(18)
Reclassification of realized loss on securities to other income	—	5	—	7
Unrealized losses in securities before taxes	—	—	—	(11)
Income tax benefit related to securities losses	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(8)
Comprehensive income (loss)	$8,450	$(5,384)	$12,329	$4,159

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2020
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Stock-based compensation	2	954	—	—	956
Vesting of restricted stock units and restricted shares	55	(387)			(332)
Treasury stock purchases	—	—	(9,000)	—	(9,000)
Cash dividends declared	—	—	—	(383)	(383)
Net income	—	—	—	3,879	3,879
Balance at September 30, 2020	$8,065	$32,315	$(10,563)	$140,808	$170,625
Stock-based compensation	10	1,017	—	—	1,027
Stock options exercised	7	41	—	—	48
Treasury stock purchases	—	—	(11,013)	—	(11,013)
Cash dividends declared	—	—	—	(730)	(730)
Net income	—	—	—	8,450	8,450
Balance at December 31, 2020	$8,082	$33,373	$(21,576)	$148,528	$168,407

	Six Months Ended December 31, 2019
	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$170,004	$8	$205,427
Adoption of ASU 2016-02	—	—	(42)	—	(42)
Unrealized gain on available for sale investments, net of tax	—	—	—	(8)	(8)
Stock-based compensation	39	1,310	—	—	1,349
Cash dividends declared	—	—	(1,754)	—	(1,754)
Net income	—	—	9,551	—	9,551
Balance at September 30, 2019	$7,942	$28,822	$177,759	$—	$214,523
Stock-based compensation	6	1,891	—	—	1,897
Stock options exercised	2	19	—	—	21
Cash dividends declared	—	—	(1,816)	—	(1,816)
Net income	—	—	(5,384)	—	(5,384)
Balance at December 31, 2019	$7,950	$30,732	$170,559	$—	$209,241

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$12,329	$4,167
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,687	4,930
Deferred income taxes	2,110	(13)
Stock-based compensation expense	1,983	3,312
Change in provision for losses on accounts receivable	1,335	(178)
Change in reserve for VAT receivable	—	(943)
Gain on disposition of capital assets	(5,858)	(18,967)
Changes in operating assets and liabilities:
Trade receivables	(15,435)	(3,232)
Inventories	(21,459)	7,109
Other current assets	6,038	7,143
Other assets	11	176
Accounts payable - trade	125	1,849
Accrued liabilities	4,954	(4,165)
Other long-term liabilities	246	(409)
Net cash (used in) provided by operating activities	(10,934)	779
INVESTING ACTIVITIES:
Purchases of investments	(16)	(1,268)
Proceeds from sales of investments	16	1,269
Proceeds from sale of capital assets	18,527	19,652
Capital expenditures	(663)	(1,814)
Net cash provided by investing activities	17,864	17,839
FINANCING ACTIVITIES:
Dividends paid	(1,535)	(3,485)
Treasury stock purchases	(20,013)	—
Proceeds from issuance of common stock	40	21
Shares withheld for tax payments on vested restricted shares	(323)	(67)
Net cash used in financing activities	(21,831)	(3,531)
(Decrease) increase in cash and cash equivalents	(14,901)	15,087
Cash and cash equivalents at beginning of period	48,197	22,247
Cash and cash equivalents at end of period	$33,296	$37,334

SUPPLEMENTAL INFORMATION
Income taxes paid (refunded), net	$(5,783)	$(4,623)
Capital expenditures in accounts payable	$31	$135

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2020

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

COVID-19 - In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19. During the three and six months ended December 31, 2020, we have seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to labor shortages specifically in Asia, limited availability of ocean containers, and inflationary pressures in key materials. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Operating lease expense	$991	$1,168	$2,065	$2,341
Variable lease expense	74	64	143	129
Total lease expense	$1,065	$1,232	$2,208	$2,470

Other information related to leases under non-cancellable operating leases were as follows:

	Six Months Ended
	December 31, 2020	December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,547	$1,990

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$2,741	$3,604

Weighted-average remaining lease term (in years):
Operating leases	1.9	2.0

Weighted-average discount rate:
Operating leases	3.3%	3.5%

Future minimum lease payments under non-cancellable operating leases are as follows as of December 31, 2020:

(in thousands)
Within one year	$4,491
After one year and within two years	4,048
After two years and within three years	2,844
After three years and within four years	1,491
After four years and within five years	1
After five years	—
Total future minimum lease payments	$12,875
Less – Discount	720
Lease liability	$12,155

3.  INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2020	2020
Raw materials	$17,746	$11,119
Work in process and finished parts	3,743	3,925
Finished goods	70,535	55,521
Total	$92,024	$70,565

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

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $58.0 million over this two year timeframe of which approximately $26.0 million will be cash and $32.0 million non-cash. The remaining properties listed for sale as part of the footprint optimization are included in Note 5, Assets Held for Sale. Total cumulative restructuring and related costs incurred as of December 31, 2020 were $57.5 million.

The following is a summary of restructuring costs:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Inventory impairment	$45	$27	$45	$206
One-time employee termination benefits	—	123	179	469
Other associated costs	863	4,944	2,065	10,602
Total restructuring and related expenses	$908	$5,094	$2,289	$11,277
Reported as:
Cost of goods sold	$45	$27	$45	$206
Operating expenses	$863	$5,067	$2,244	$11,071

Other associated costs include legal and professional fees, stock-based compensation expense for retention restricted stock units in connection with the Company’s restructuring plan, on-going facilities and transition costs.

The rollforward of the accrued restructuring costs is as follows:

		One-time
		Employee	Contract	Other
	Inventory	Termination	Termination	Associated
(in thousands)	Impairment	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2020	$—	$1,613	$110	$238	$1,961
Costs incurred	45	179	—	2,065	2,289
Expenses paid	—	(420)	(110)	(1,821)	(2,351)
Non-cash	(45)	—	—	(436)	(481)
Accrual balance at December 31, 2020	$—	$1,372	$—	$46	$1,418

5. ASSETS HELD FOR SALE

In the prior fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi and Harrison, Arkansas, locations. The commitment to sell these assets are part of the Company’s restructuring plan, see Note 4 Restructuring. A summary of the assets held for sale is included in the table below as of December 31, 2020.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Starkville, Mississippi	Building & building improvements	4,615	(4,254)	361
	Land & land improvements	694	(439)	255
	Total Starkville	5,309	(4,693)	616

Harrison, Arkansas	Building & building improvements	1,000	(1,000)	—
	Land & land improvements	86	(36)	50
	Machinery & equipment	1,330	(1,330)	—
	Total Harrison	2,416	(2,366)	50

	Total assets held for sale	$7,725	$(7,059)	$666

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered into a new two year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit is secured by essentially all the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. The revolving line of credit matures on August 28, 2022. There was no outstanding amount under the revolving line of credit as of December 31, 2020.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of December 31, 2020, totaled $1.1 million, of which $1.3 million of the Company’s cash held at Wells is pledged as collateral.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended December 31, 2020 and December 31, 2019 were 15.5% and 22.8%, respectively, and for the six months ended December 31, 2020 and December 31, 2019 were 31.3% and 28.1%, respectively. The quarter ended December 31, 2020 effective rate of 15.5% was due to a discrete tax benefit arising from the reversal of valuation allowances resulting from the gain on the sale of capital assets.

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

The following table is a summary of total stock-based compensation expense for the three and six months ended December 31, 2020.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Total stock-based compensation expense	$1,029	$1,897	$1,983	$3,077

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three year performance period from July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, the performance period 2019-2021 is no longer attainable. For the July 1, 2019 – June 30, 2022 (“2020-2022”) and the July 1, 2020 – June 30, 2023 (“2021-2023”) three year performance periods, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022 as the performance goal. Since the 2019-2021 performance period is no longer attainable, only RSUs granted for the 2020-2022 and 2021-2023 performance periods are included in the table below for the Company’s unvested LTICP RSUs during the six months ended December 31, 2020:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as June 30, 2020	44	$16.90	44	$16.76	88	$16.83
Granted	64	12.01	99	12.01	163	12.01
Unvested as of December 31, 2020	108	$13.98	143	$13.47	251	$13.69

Total unrecognized stock-based compensation related to the unvested LTICP RSUs at performance target was $2.2 million as of December 31, 2020, which is expected to be recognized over a period of 2.1 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs during the six months ended December 31, 2020 is as follows:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as June 30, 2020	189	$15.24
Granted	19	27.03
Vested	(86)	16.92
Forfeited	(1)	15.65
Unvested as of December 31, 2020	121	$18.67

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $0.7 million as of December 31, 2020, which is expected to be recognized over a weighted average period of 0.8 years.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2020, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2020	223	$23.70
Granted	37	12.77
Exercised	(13)	18.90
Cancelled	(5)	12.89
Outstanding at December 31, 2020	242	$22.51

The following table summarizes information for options outstanding at December 31, 2020:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	104	8.6	$12.72
19.72 - 19.77	9	1.9	19.72
20.50 - 27.57	66	5.5	23.93
31.06 - 32.80	37	5.4	32.20
43.09 - 47.45	26	5.7	45.36
$8.55 - 47.45	242	6.5	$22.51

Total unrecognized stock-based compensation expense related to options was $0.03 million as of December 31, 2020, which is expected to be recognized over a period of 1.1 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.1 million as of December 31, 2020, which is expected to be recognized over a period of 1.9 years.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2020	2019	2020	2019
Basic shares	7,246	7,944	7,475	7,936
Potential common shares:
Stock options	147	—	110	6
Non-vested restricted stock units and restricted shares	102	—	96	204
	249	—	206	210
Diluted shares	7,495	7,944	7,681	8,146

Anti-dilutive shares	63	—	91	254

Cash dividends declared per common share were $0.10 and $0.15 for the three and six months ended December 31, 2020, respectively, and $0.22 and $0.44 for the three and six months ended December 31, 2019, respectively.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  On July 13, 2020, the Company further entered in to a Second Amended Tolling Agreement that tolls the statute of limitations for potential claims by the EPA through February 24, 2021. The Company reflected a $3.6 million liability in the consolidated balance sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated balance sheets as of December 31, 2020 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). The Company agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement will serve to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asks to be excluded. At present, the material terms of the settlement are captured in a Long-Form Settlement Agreement. The Company anticipates that the court will grant final approval of the parties’ settlement within the next three months, such that any settlement payments will be made during the fiscal year ended June 30, 2021. The settlement amount of $0.5 million, has been accrued in other current liabilities during the fiscal year ended June 30, 2019 and the Company continues to reflect this liability in the consolidated balance sheets as of December 31, 2020.

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

During the three and six months ended December 31, 2020, we have seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to labor shortages specifically in Asia, limited availability of ocean containers, and inflationary pressures in key materials. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2020 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2020 and 2019. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.5	84.4	79.0	83.6
Gross margin	20.5	15.6	21.0	16.4
Selling, general and administrative	15.9	17.6	14.7	17.5
Restructuring expense	0.7	4.9	1.0	5.4
Gain on disposal of assets due to restructuring	(4.4)	(0.0)	(2.6)	(9.3)
Operating income (loss)	8.3	(6.9)	7.9	2.8
Other income	0.1	0.1	0.1	0.1
Income (loss) before income taxes	8.4	(6.8)	8.0	2.9
Income tax provision (benefit)	1.3	(1.5)	2.5	0.8
Net income (loss)	7.1%	(5.2)%	5.5%	2.0%

Results of Operations for the Quarter Ended December 31, 2020 vs. 2019

Net sales were $119.2 million for the quarter ended December 31, 2020 compared to net sales of $102.9 million in the prior year quarter, an increase of 15.7%. The increase in sales of $16.2 million was primarily driven by $22.4 million related to home furnishing products sold through retailers and $1.8 million for home furnishing products sold through e-commerce channels, partially offset by a decline of $8.0 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal 2020. Net sales growth in our home furnishing products were virtually in all product categories due to demand and record back log from the end of our first quarter of fiscal year 2021.

Gross margin as a percent of net sales for the quarter ended December 31, 2020 was 20.5%, compared to 15.6% for the prior year quarter, an increase of 490 basis points (“bps”). The 490-bps increase was primarily due to structural cost reductions, operational efficiencies, fixed cost leverage due to higher sales volume as compared to the prior year quarter and a decline in the Company’s inventory reserve due to strong demand, which resulted in sales of previously reserved products.

Selling, general and administrative (“SG&A”) expenses increased $0.8 million in the quarter ended December 31, 2020 compared to the prior year quarter. As a percentage of net sales, SG&A was 15.9% in the quarter ended December 31, 2020 compared to the prior year quarter of 17.6%. The 170 bps decline compared to the prior year quarter was primarily due to cost leverage gained from higher sales, reductions in non-essential spending in response to COVID-19, and lower depreciation expense due to assets being held for sale, partially offset by a 110 bps increase related to a $1.3 million bad debt expense due to a customer bankruptcy during the quarter ended December 31, 2020.

During the quarter ended December 31, 2020, we incurred $0.9 million of restructuring expenses primarily for on-going utilities and maintenance costs for our facilities listed as held for sale. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

In December 2020, we completed the sale of our Dubuque, Iowa and Lancaster, Pennsylvania facilities, resulting in total net proceeds of $15.7 million and total gain of $5.2 million.

Income tax expense was $1.5 million, or an effective rate of 15.5%, and income tax benefit of $1.6 million, or an effective rate of 22.8% during the quarter ended December 31, 2020 and December 31, 2019, respectively. The change in the effective rate was primarily due to a discrete tax benefit arising from the reversal of valuation allowances resulting from the gain on the sale of capital assets.

Net income was $8.5 million, or $1.13 per diluted share for the quarter ended December 31, 2020, compared to net loss of $5.4 million, or ($0.68) per diluted share in the prior year quarter.

Results of Operations for the Six Months Ended December 31, 2020 vs. 2019

Net sales were $224.3 million for the six months ended December 31, 2020 compared to net sales of $203.3 million in the prior year six-month period, an increase of 10.4%. The increase in sales of $21.0 million was primarily driven by $33.7 million related to home furnishing products sold through retailers and $6.4 million for home furnishing products sold through e-commerce channels due to the same factors discussed above for the second quarter, partially offset by a decline of $19.1 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal 2020.

Gross margin as a percent of net sales for the six months ended December 31, 2020 was 21.0%, compared to 16.4% for the prior year six-month period, an increase of 460 bps. The 460 bps increase was primarily driven by the same factors discussed above for the quarter ended December 31, 2020.

Selling, general and administrative expenses decreased $2.5 million in the six months ended December 31, 2020 compared to the prior year six-month period. As a percentage of net sales, SG&A was 14.7% in the six months ended December 31, 2020 compared to the prior year six month of 17.6%. The six-month period ended December 31, 2020 included a $1.3 million bad debt expense due to a customer bankruptcy. The 290 bps decline was primarily due to the same factors discussed above for the quarter ended December 31, 2020.

Restructuring expenses were $2.2 million during the six months ended December 31, 2020, primarily for facility closures, professional fees, and employee termination costs as part of our previously announced transformation program. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the six months ended December 31, 2020, we completed the sale of our Dubuque, Iowa, Lancaster, Pennsylvania, and one of our Harrison, Arkansas facilities, resulting in total net proceeds of $16.4 million, and total gain of $5.9 million.

Income tax expense was $5.6 million, or an effective rate of 31.3%, during the six months ended December 31, 2020 compared to income tax expense of $1.6 million in the prior year six-month period, or an effective tax rate of 28.1%.

Net income was $12.3 million, or $1.61 per diluted share for the six months ended December 31, 2020, compared to net income of $4.2 million, or $0.51 per diluted share in the prior year six-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at December 31, 2020 was $126.3 million compared to $128.4 million at June 30, 2020. The $2.1 million decrease in working capital was due to a decrease in cash of $14.9 million, decline in other current assets of $6.0 million primarily due to a tax refund, a decline of $11.7 million in assets held for sale due to sale, and a $4.9 million increase in payroll and related items due to cash incentive bonuses, partially offset by a $14.1 million increase in trade receivables and $21.5 million increase in inventory. The decline in cash of $14.9 million was primarily due to $20.0 million share repurchases, cash used in operating activities of $10.9 million, partially offset by $18.5 million proceeds from the sale of the Company’s Dubuque, IA, Lancaster, PA and Harrison, AR, facilities. Capital expenditures are estimated to be in the range of $2.0 million to $3.0 million for the fiscal year ending June 30, 2021.

A summary of operating, investing and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2020	2019
Net cash (used in) provided by operating activities	$(10,934)	$779
Net cash provided by investing activities	17,864	17,839
Net cash used in financing activities	(21,831)	(3,531)
(Decrease) increase in cash and cash equivalents	$(14,901)	$15,087

Net cash (used in) provided by operating activities

For the six months ended December 31, 2020, net cash used in operating activities was $10.9 million, which primarily consisted of net income of $12.4 million, adjusted for non-cash items including, depreciation of $2.7 million, gain from the sale of capital assets of $5.9 million, change in deferred income taxes of $2.1 million, stock based compensation of $2.0 million and bad debt expense of $1.3 million. Net cash used in operating assets and liabilities was $25.5 million. The cash used in operating assets and liabilities of $25.5 million, was primarily due to an increase in trade receivables of $15.4 million due to higher sales, an increase in inventory of $21.4 million due to inventory build for the third and fourth quarter, partially offset by an increase in accrued liabilities of $5.0 million and a decline in other current assets of $6.0 million, primarily due to an income tax refund.

For the six months ended December 31, 2019, net cash provided by operating activities was $0.8 million, which primarily consisted of net income of $4.2 million, adjusted for non-cash items including depreciation of $4.9 million, gain from the sale of capital assets of $19.0 million and stock based compensation of $3.3 million. Net cash provided in operating assets and liabilities was $8.5 million. The cash provided in operating assets and liabilities of $8.5 million, was primarily due to a decline in inventory of $7.1 million and other current assets of $7.1 million, coupled with an increase in accounts payable of $1.8 million, partially offset by an increase in trade receivables of $3.2 million and a reduction in accrued liabilities of $4.2. The decline in other current assets was primarily driven by a tax refund.

Net cash provided by investing activities

For the six months ended December 31, 2020, net cash provided by investing activities was $17.9 million, primarily due to proceeds of $18.5 million for the sale of our Dubuque, IA and Lancaster, PA, facilities and one of our Harrison, Arkansas facilities, partially offset by capital expenditures of $0.7 million.

For the six months ended December 31, 2019, net cash provided by investing activities was $17.8 million, primarily due to proceeds of $19.6 million from the sale of our Riverside, California facility, partially offset by capital expenditures of $1.8 million.

Net cash used in financing activities

For the six months ended December 31, 2020, net cash used in financing activities was $21.8 million, primarily due to $20.0 million for treasury stock purchases and dividends paid of $1.5 million.

For the six months ended December 31, 2019, net cash used in financing activities was $3.5 million, primarily due to dividends paid of $3.5 million.

Line of Credit

On August 28, 2020, we entered into a new two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit is secured by essentially all of the Company’s assets, excluding real property and requires the Company to maintain compliance with certain financial and non-financial covenants. The revolving line of credit matures on August 28, 2022. There was no outstanding amount under the revolving line of credit as of December 31, 2020.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of December 31, 2020, totaled $1.1 million, of which $1.3 million of the Company’s cash held at Wells is pledged as collateral.

Contractual Obligations

As of December 31, 2020, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Foreign Currency Risk – During the quarters ended December 31, 2020 and 2019, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At December 31, 2020, the Company did not have any debt outstanding.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2020.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2020, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020 through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. As of December 31, 2020, the $6 million and $8 million repurchase programs were completed. The following table summarized the activity of the common stock repurchases under all three programs as of December 31, 2020. All purchases were made in the open market.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
As of June 30, 2020	132,197	$11.83	132,197	$4,429,960
July 1, 2020 to July 31, 2020	155,808	14.46	155,808	2,168,981
August 1, 2020 to August 31, 2020	116,562	17.24	116,562	153,690
September 1, 2020 to September 30, 2020	223,905	21.16	223,905	3,405,667
As of September 30, 2020	628,472	16.81	628,472	3,405,667
October 1, 2020 to October 31, 2020	132,326	25.69	132,326	30,000,000
November 1, 2020 to November 30, 2020	132,831	29.55	132,831	26,067,622
December 1, 2020 to December 31, 2020	101,689	32.69	101,689	22,738,200
As of December 31, 2020	995,318	$21.31	995,318	$22,738,200

Item 6.  Exhibits

Exhibit No.
10.1	Amended and Restated Omnibus Stock Plan (incorporated by Reference to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2020).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	January 29, 2021	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)