Form 10-Q
period 2021-03-31
FLEXSTEEL INDUSTRIES INC
filed 2021-04-30
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 27, 2021	6,853,593

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	June 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,971	$48,197
Trade receivables - less allowances: March 31, 2021, $3,050; June 30, 2020, $1,770	44,231	32,217
Inventories	109,448	70,565
Other	10,182	18,535
Assets held for sale	666	12,329
Total current assets	181,498	181,843
NONCURRENT ASSETS:
Property, plant and equipment, net	40,309	43,312
Operating lease right-of-use assets	28,539	8,683
Deferred income taxes	—	2,111
Other assets	1,384	1,310
TOTAL ASSETS	$251,730	$237,259

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$31,798	$27,747
Current portion of operating lease liabilities	5,741	4,408
Accrued liabilities:
Payroll and related items	4,914	3,275
Insurance	2,987	3,787
Restructuring costs	1,392	1,961
Advertising	4,730	3,823
Environmental remediation	3,570	3,600
Other	5,331	4,861
Total current liabilities	60,463	53,462
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	26,202	7,607
Other liabilities	1,539	685
Total liabilities	88,204	61,754

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,125 shares issued and 6,875 outstanding as of March 31, 2021; 8,008 shares issued and 7,876 outstanding as of June 30, 2020	8,125	8,008
Additional paid-in capital	33,100	31,748
Treasury stock, at cost; 1,249 shares and 132 shares as of March 31, 2021 and June 30, 2020, respectively	(30,048)	(1,563)
Retained earnings	152,349	137,312
Total shareholders' equity	163,526	175,505
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$251,730	$237,259

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	$118,408	$98,821	$342,753	$302,118
Cost of goods sold	95,284	84,973	272,436	254,999
Gross margin	23,124	13,848	70,317	47,119
Selling, general and administrative	16,292	20,115	49,378	55,678
Restructuring expense	480	2,377	2,724	13,448
Gain on disposal of assets due to restructuring	—	(302)	(5,881)	(19,269)
Operating income (loss)	6,352	(8,342)	24,096	(2,738)
Interest expense	—	(16)	—	(16)
Other income	59	135	270	328
Income (loss) before income taxes	6,411	(8,223)	24,366	(2,426)
Income tax provision (benefit)	1,533	(2,953)	7,159	(1,323)
Net income (loss)	$4,878	$(5,270)	$17,207	$(1,103)
Weighted average number of common shares outstanding:
Basic	6,998	7,965	7,316	7,955
Diluted	7,270	7,965	7,551	7,955
Earnings (loss) per share of common stock:
Basic	$0.70	$(0.66)	$2.35	$(0.14)
Diluted	$0.67	$(0.66)	$2.28	$(0.14)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$4,878	$(5,270)	$17,207	$(1,103)
Other comprehensive loss:
Unrealized loss on securities	—	—	—	(18)
Reclassification of realized loss on securities to other income	—	—	—	7
Unrealized losses in securities before taxes	—	—	—	(11)
Income tax benefit related to securities losses	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(8)
Comprehensive income (loss)	$4,878	$(5,270)	$17,207	$(1,111)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2021
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Stock-based compensation	2	954	—	—	956
Vesting of restricted stock units and restricted shares	55	(387)			(332)
Treasury stock purchases	—	—	(9,000)	—	(9,000)
Cash dividends declared	—	—	—	(383)	(383)
Net income	—	—	—	3,879	3,879
Balance at September 30, 2020	$8,065	$32,315	$(10,563)	$140,808	$170,625
Stock-based compensation	10	1,017	—	—	1,027
Stock options exercised	7	41	—	—	48
Treasury stock purchases	—	—	(11,013)	—	(11,013)
Cash dividends declared	—	—	—	(730)	(730)
Net income	—	—	—	8,450	8,450
Balance at December 31, 2020	$8,082	$33,373	$(21,576)	$148,528	$168,407
Stock-based compensation	3	772	—	—	775
Vesting of restricted stock units and restricted shares	40	(1,045)	—	—	(1,005)
Treasury stock purchases	—	—	(8,472)	—	(8,472)
Cash dividends declared	—	—	—	(1,057)	(1,057)
Net income	—	—	—	4,878	4,878
Balance at March 31, 2021	$8,125	$33,100	$(30,048)	$152,349	$163,526

	Nine Months Ended March 31, 2020
	Total Par			Accumulated
	Value of	Additional		Other
	Common	Paid-In	Retained	Comprehensive
	Shares ($1 Par)	Capital	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$170,004	$8	$205,427
Adoption of ASU 2016-02	—	—	(42)	—	(42)
Unrealized gain on available for sale investments, net of tax	—	—	—	(8)	(8)
Stock-based compensation	39	1,310	—	—	1,349
Cash dividends declared	—	—	(1,754)	—	(1,754)
Net income	—	—	9,551	—	9,551
Balance at September 30, 2019	$7,942	$28,822	$177,759	$—	$214,523
Stock-based compensation	6	1,891	—	—	1,897
Stock options exercised	2	19	—	—	21
Cash dividends declared	—	—	(1,816)	—	(1,816)
Net income	—	—	(5,384)	—	(5,384)
Balance at December 31, 2019	$7,950	$30,732	$170,559	$—	$209,241
Stock-based compensation	7	538	—	—	545
Vesting of restricted stock units and restricted shares	44	(512)	—	—	(468)
Cash dividends declared	—	—	(1,781)	—	(1,781)
Net loss	—	—	(5,270)	—	(5,270)
Balance at March 31, 2020	$8,001	$30,758	$163,508	$—	$202,267

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$17,207	$(1,103)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,938	6,665
Deferred income taxes	2,111	7,471
Stock-based compensation expense	2,758	3,880
Change in provision for losses on accounts receivable	1,280	4,250
Change in reserve for VAT receivable	(237)	(1,431)
Gain on disposition of capital assets	(5,858)	(19,269)
Changes in operating assets and liabilities:
Trade receivables	(13,294)	(386)
Inventories	(38,883)	18,563
Other current assets	8,589	(1,992)
Other assets	(74)	176
Accounts payable - trade	4,065	4,498
Accrued liabilities	2,140	(7,051)
Other long-term liabilities	857	(383)
Net cash (used in) provided by operating activities	(15,401)	13,888
INVESTING ACTIVITIES:
Purchases of investments	(24)	(1,667)
Proceeds from sales of investments	23	1,673
Proceeds from sale of capital assets	18,527	20,452
Capital expenditures	(1,957)	(3,256)
Net cash provided by investing activities	16,569	17,202
FINANCING ACTIVITIES:
Dividends paid	(2,620)	(5,260)
Treasury stock purchases	(28,485)	—
Proceeds from line of credits	—	15,000
Proceeds from issuance of common stock	40	21
Shares withheld for tax payments on vested restricted shares	(1,329)	(558)
Net cash (used in) financing activities	(32,394)	9,203
(Decrease) increase in cash and cash equivalents	(31,226)	40,293
Cash and cash equivalents at beginning of period	48,197	22,247
Cash and cash equivalents at end of period	$16,971	$62,540

SUPPLEMENTAL INFORMATION
Income taxes (refunded), net	$(7,038)	$(4,623)
Capital expenditures in accounts payable	$14	$467

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2021

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the largest manufacturers, importers and online marketers of furniture products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer network.

COVID-19 - In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19. During the three and nine months ended March 31, 2021, the Company has seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

BASIS OF PRESENTATION – The consolidated financial statements included herein have been prepared by Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2021. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – In June 2016, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses (“Topic 326”)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. Effective July 1, 2020, the Company adopted Topic 326 and there was no impact to the Company’s financial statements.

2.  LEASES

The Company accounts for its leases in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$1,491	$1,366	$3,556	$3,707
Variable lease expense	78	69	221	198
Total lease expense	$1,569	$1,435	$3,777	$3,905

Other information related to leases under non-cancellable operating leases were as follows:

	Nine Months Ended
	March 31, 2021	March 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,621	$2,943

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$22,850	$3,573

Weighted-average remaining lease term (in years):
Operating leases	3.2	2.1

Weighted-average discount rate:
Operating leases	3.3%	3.5%

Future minimum lease payments under non-cancellable operating leases are as follows as of March 31, 2021:

(in thousands)
Within one year	$6,919
After one year and within two years	5,868
After two years and within three years	4,854
After three years and within four years	3,691
After four years and within five years	2,445
After five years	12,516
Total future minimum lease payments	$36,293
Less – Discount	4,350
Lease liability	$31,943

3.  INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2021	2020
Raw materials	$19,010	$11,119
Work in process and finished parts	3,934	3,925
Finished goods	86,504	55,521
Total	$109,448	$70,565

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

As a result of these planned actions, the Company expects to incur pre-tax restructuring and related expenses of approximately $59.0 million over this two year timeframe of which approximately $27.0 million will be cash and $32.0 million non-cash. The remaining properties listed for sale as part of the footprint optimization are included in Note 5, Assets Held for Sale. Total cumulative restructuring and related costs incurred as of March 31, 2021 were $58.0 million.

The following is a summary of restructuring costs:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Inventory impairment	$—	$70	$45	$276
One-time employee termination benefits	—	256	179	725
Other associated costs	480	2,121	2,545	12,723
Total restructuring and related expenses	$480	$2,447	$2,769	$13,724
Reported as:
Cost of goods sold	$—	$70	$45	$276
Operating expenses	$480	$2,377	$2,724	$13,448

Other associated costs include legal and professional fees, stock-based compensation expense for retention restricted stock units in connection with the Company’s restructuring plan, on-going facilities and transition costs.

The rollforward of the accrued restructuring costs is as follows:

		One-time
		Employee	Contract	Other
	Inventory	Termination	Termination	Associated
(in thousands)	Impairment	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2020	$—	$1,613	$110	$238	$1,961
Costs incurred	45	179	—	2,545	2,769
Expenses paid	—	(420)	(110)	(2,327)	(2,857)
Non-cash	(45)	—	—	(436)	(481)
Accrual balance at March 31, 2021	$—	$1,372	$—	$20	$1,392

5. ASSETS HELD FOR SALE

In the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi and Harrison, Arkansas, locations. The commitment to sell these assets are part of the Company’s restructuring plan, see Note 4 Restructuring. A summary of the assets held for sale is included in the table below as of March 31, 2021.

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

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered into a new two year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit is secured by essentially all the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. The revolving line of credit matures on August 28, 2022. There was no outstanding amount under the revolving line of credit as of March 31, 2021.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of March 31, 2021, totaled $1.1 million, of which $1.2 million of the Company’s cash held at Wells is pledged as collateral.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended March 31, 2021 and March 31, 2020 were 23.9% and 35.9%, respectively, and for the nine months ended March 31, 2021 and March 31, 2020 were 29.4% and 54.5%, respectively.

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

The following table is a summary of total stock-based compensation expense for the three and nine months ended March 31, 2021.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Total stock-based compensation expense	$775	$544	$2,758	$3,621

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three year performance period from July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, the performance period 2019-2021 is no longer attainable. For the July 1, 2019 – June 30, 2022 (“2020-2022”) and the July 1, 2020 – June 30, 2023 (“2021-2023”) three year performance periods, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022 as the performance goal. Since the 2019-2021 performance period is no longer attainable, only RSUs granted for the 2020-2022 and 2021-2023 performance periods are included in the table below for the Company’s unvested LTICP RSUs during the nine months ended March 31, 2021:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as June 30, 2020	44	$16.90	44	$16.76	88	$16.83
Granted	68	12.01	105	12.01	173	12.01
Forfeited	(6)	14.04	(9)	14.03	(15)	14.04
Unvested as of March 31, 2021	106	$13.92	140	$13.41	246	$13.63

Total unrecognized stock-based compensation related to the unvested LTICP RSUs at performance target was $1.9 million as of March 31, 2021, which is expected to be recognized over a period of 1.9 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs during the nine months ended March 31, 2021 is as follows:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as June 30, 2020	189	$15.24
Granted	21	27.51
Vested	(158)	16.22
Forfeited	(1)	15.65
Unvested as of March 31, 2021	51	$23.81

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $0.6 million as of March 31, 2021, which is expected to be recognized over a weighted average period of 1.7 years.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2021, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2020	223	$23.70
Granted	37	12.77
Exercised	(13)	18.90
Cancelled	(5)	12.89
Outstanding at March 31, 2021	242	$22.51

The following table summarizes information for options outstanding at March 31, 2021:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	104	8.3	$12.72
19.72 - 19.77	9	1.7	19.72
20.50 - 27.57	66	5.3	23.93
31.06 - 32.80	37	5.1	32.20
43.09 - 47.45	26	5.5	45.36
$8.55 - 47.45	242	6.5	$22.51

Total unrecognized stock-based compensation expense related to options was $0.03 million as of March 31, 2021, which is expected to be recognized over a period of 0.9 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.07 million as of March 31, 2021, which is expected to be recognized over a period of 1.7 years.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2021	2020	2021	2020
Basic shares	6,998	7,965	7,316	7,955
Potential common shares:
Stock options	165	—	130	—
Non-vested restricted stock units and restricted shares	107	—	105	—
	272	—	235	—
Diluted shares	7,270	7,965	7,551	7,955

Anti-dilutive shares	26	—	63	—

Cash dividends declared per common share were $0.15 and $0.30 for the three and nine months ended March 31, 2021, respectively, and $0.22 and $0.66 for the three and nine months ended March 31, 2020, respectively.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  Through agreement with the EPA the statute of limitations for potential claims by the EPA was extended through August 24, 2021. The Company reflected a $3.6 million liability in the consolidated balance sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated balance sheets as of March 31, 2021 in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019 in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II was brought by the same attorneys as Hernandez I and featured a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). The Company agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement served to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asked to be excluded. The material terms of the settlement were captured in a Long-Form Settlement Agreement. The court granted final approval of the parties’ settlement in February 2021. The Company paid the final settlement amount of $0.5 million in February 2021 and no accrued amounts remained in the consolidated balance sheets as of March 31, 2021.

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

•Employees that can perform work outside of the workplace are working from home,

•Suspension of the Company’s 401K match effective June 1, 2020 through the end of the 2020 calendar year,

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

During the three and nine months ended March 31, 2021, we have seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2020 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2021 and 2020. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	80.5	86.0	79.5	84.4
Gross margin	19.5	14.0	20.5	15.6
Selling, general and administrative	13.8	20.4	14.4	18.4
Restructuring expense	0.4	2.4	0.8	4.5
Gain on disposal of assets due to restructuring	—	(0.3)	(1.7)	(6.4)
Operating income (loss)	5.4	(8.4)	7.0	(0.9)
Interest expense	—	0.0	—	0.0
Other income	0.0	0.1	0.1	0.1
Income (loss) before income taxes	5.4	(8.3)	7.1	(0.8)
Income tax provision (benefit)	1.3	(3.0)	2.1	(0.4)
Net income (loss)	4.1%	(5.3)%	5.0%	(0.4)%

Results of Operations for the Quarter Ended March 31, 2021 vs. 2020

Net sales were $118.4 million for the quarter ended March 31, 2021 compared to net sales of $98.8 million in the prior year quarter, an increase of 19.8%. The increase in sales of $19.6 million was primarily driven by $26.5 million related to home furnishing products sold through retailers and $2.8 million for home furnishing products sold through e-commerce channels, partially offset by a decline of $9.7 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal

2020. Net sales growth in our home furnishing products were virtually in all product categories due to demand and record backlog from the end of our second quarter of fiscal year 2021 and continuing throughout the third quarter of fiscal year 2021.

Gross margin as a percent of net sales for the quarter ended March 31, 2021 was 19.5%, compared to 14.0% for the prior year quarter, an increase of 550 basis points (“bps”). The 550-bps increase was primarily due to structural cost reductions, operational efficiencies, fixed cost leverage due to higher sales volume as compared to the prior year quarter and lower inventory reserve due to demand.

Selling, general and administrative (“SG&A”) expenses decreased $3.8 million in the quarter ended March 31, 2021 compared to the prior year quarter. The decline in SG&A expenses was primarily due a $4.1 million bad debt expense in the prior year driven by a customer bankruptcy. As a percentage of net sales, SG&A was 13.8% in the quarter ended March 31, 2021 compared to the prior year quarter of 20.4%. The 660 bps decline compared to the prior year quarter was driven largely by a 350 bps decline due to higher bad debt expenses in the prior year quarter, with the remaining decline primarily due to cost leverage gained from higher sales.

During the quarter ended March 31, 2021, we incurred $0.5 million of restructuring expenses primarily for on-going utilities and maintenance costs for our facilities listed as held for sale. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $1.5 million, or an effective rate of 23.9%, and income tax benefit of $3.0 million, or an effective rate of 35.9% during the quarter ended March 31, 2021 and March 31, 2020, respectively.

Net income was $4.8 million, or $0.67 per diluted share for the quarter ended March 31, 2021, compared to net loss of $5.3 million, or ($0.66) per diluted share in the prior year quarter.

Results of Operations for the Nine Months Ended March 31, 2021 vs. 2020

Net sales were $342.8 million for the nine months ended March 31, 2021 compared to net sales of $302.1 million in the prior year nine-month period, an increase of 13.5%. The increase in sales of $40.6 million was primarily driven by $60.2 million related to home furnishing products sold through retailers and $9.2 million for home furnishing products sold through e-commerce channels due to the same factors discussed above for the third quarter, partially offset by a decline of $28.8 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal 2020.

Gross margin as a percent of net sales for the nine months ended March 31, 2021 was 20.5%, compared to 15.6% for the prior year nine-month period, an increase of 490 bps. The 490 bps increase was primarily driven by the same factors discussed above for the quarter ended March 31, 2021.

Selling, general and administrative expenses decreased $6.3 million in the nine months ended March 31, 2021 compared to the prior year nine-month period. As a percentage of net sales, SG&A was 14.4% in the nine months ended March 31, 2021 compared to the prior year nine-month period of 18.4%. The 400 bps decline compared to the prior year nine-month period was primarily due to cost leverage gained from higher sales, reductions in non-essential spending due to COVID-19, lower depreciation expense due to assets being held for sale and lower bad debt expense as discussed above during the quarter ended March 31, 2021.

Restructuring expenses were $2.7 million during the nine months ended March 31, 2021, primarily for on-going utilities and maintenance costs for our facilities listed as held for sale, professional fees, and employee termination costs as part of our previously announced transformation program. See Note 4, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the nine months ended March 31, 2021, we completed the sale of our Dubuque, Iowa, Lancaster, Pennsylvania, and one of our Harrison, Arkansas facilities, resulting in total net proceeds of $16.4 million, and a total gain of $5.9 million.

Income tax expense was $7.2 million, or an effective rate of 29.4%, during the nine months ended March 31, 2021 compared to income tax benefit of $1.3 million in the prior year nine-month period, or an effective tax rate of 54.5%.

Net income was $17.2 million, or $2.28 per diluted share for the nine months ended March 31, 2021, compared to net loss of $1.1 million, or $0.14 per diluted share in the prior year nine-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) at March 31, 2021 was $121.0 million compared to $128.4 million at June 30, 2020. The $7.3 million decrease in working capital was due to a decrease in cash of $31.2 million, decline in other current assets of $8.3 million primarily due to a tax refund, a decline of $11.7 million in assets held for sale due to sale of facilities during the fiscal year, and an increase in accounts payable of $4.1 million, partially offset by a $12.0 million increase in trade receivables, $38.9 million increase in inventory. The decline in cash of $31.2 million was primarily due to $28.5 million share repurchases, cash used in operating activities of $15.4 million, partially offset by $18.5 million proceeds from the sale of the Company’s Dubuque, IA, Lancaster, PA and Harrison, AR, facilities. Capital expenditures are estimated to be in the range of $2.5 million to $3.0 million for the fiscal year ending June 30, 2021.

A summary of operating, investing and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(15,401)	$13,888
Net cash provided by investing activities	16,569	17,202
Net cash (used in) financing activities	(32,394)	9,203
(Decrease) increase in cash and cash equivalents	$(31,226)	$40,293

Net cash (used in) provided by operating activities

For the nine months ended March 31, 2021, net cash used in operating activities was $15.4 million, which primarily consisted of net income of $17.2 million, adjusted for non-cash items including, depreciation of $3.9 million, gain from the sale of capital assets of $5.9 million, change in deferred income taxes of $2.1 million, stock-based compensation of $2.8 million and bad debt expense of $1.3 million. Net cash used in operating assets and liabilities was $36.6 million. The cash used in operating assets and liabilities of $36.6 million, was primarily due to an increase in trade receivables of $13.3 million due to higher sales, an increase in inventory of $38.9 million due to inventory build for the fourth quarter and beginning of fiscal 2022, partially offset by a decline in other current assets primarily due to receipt of income tax refund of $10.4 million, an increase in accounts payable of $4.1 million and accrued liabilities of $1.2 million.

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

Net cash provided by investing activities

For the nine months ended March 31, 2021, net cash provided by investing activities was $16.6 million, primarily due to proceeds of $18.5 million for the sale of our Dubuque, IA and Lancaster, PA, facilities and one of our Harrison, Arkansas facilities, partially offset by capital expenditures of $2.0 million.

For the nine months ended March 31, 2020, net cash provided by investing activities was $17.2 million, due to proceeds of $20.5 million from the sale of our Riverside, California facility and other capital assets, partially offset by capital expenditures of $3.3 million.

Net cash (used in) provided by financing activities

For the nine months ended March 31, 2021, net cash used in financing activities was $32.4 million, primarily due to $28.5 million for treasury stock purchases, dividends paid of $2.6 million and $1.3 million for tax payments on employee vested restricted shares.

For the nine months ended March 31, 2020, net cash provided by financing activities was $9.2 million, primarily due to $15.0 million of borrowings on our lines of credit, partially offset by dividends paid of $5.3 million and $0.6 million for tax payments on employee vested restricted shares.

Line of Credit

On August 28, 2020, we entered into a new two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit is secured by essentially all of the Company’s assets, excluding real property and requires the Company to maintain compliance with certain financial and non-financial covenants. The revolving line of credit matures on August 28, 2022. There was no outstanding amount under the revolving line of credit as of March 31, 2021.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of March 31, 2021, totaled $1.1 million, of which $1.2 million of the Company’s cash held at Wells is pledged as collateral.

Contractual Obligations

As of March 31, 2021, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Foreign Currency Risk – During the quarters ended March 31, 2021 and 2020, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. At March 31, 2021, the Company did not have any debt outstanding.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2021.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020 through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. As of December 31, 2020, the $6 million and $8 million repurchase programs were completed. The following table summarized the activity of the common stock repurchases under all three programs as of March 31, 2021. All purchases were made in the open market.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
As of June 30, 2020	132,197	$11.83	132,197	$4,429,960
July 1, 2020 to July 31, 2020	155,808	14.46	155,808	2,168,981
August 1, 2020 to August 31, 2020	116,562	17.24	116,562	153,690
September 1, 2020 to September 30, 2020	223,905	21.16	223,905	3,405,667
As of September 30, 2020	628,472	16.81	628,472	3,405,667
October 1, 2020 to October 31, 2020	132,326	25.69	132,326	30,000,000
November 1, 2020 to November 30, 2020	132,831	29.55	132,831	26,067,622
December 1, 2020 to December 31, 2020	101,689	32.69	101,689	22,738,200
As of December 31, 2020	995,318	$21.31	995,318	$22,738,200
January 1, 2021 to January 31, 2021	84,012	35.15	84,012	19,780,863
February 1, 2021 to February 28, 2021	94,104	34.24	94,104	16,553,899
March 1, 2021 to March 31, 2021	75,536	35.23	75,536	13,888,648
As of March 31, 2021	1,248,970	$24.06	1,248,970	$13,888,648

Item 6.  Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	April 30, 2021	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)