Form 10-K
period 2021-06-30
FLEXSTEEL INDUSTRIES INC
filed 2021-09-08
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-K

______________________________________

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of September 7, 2021	6,822,055

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2020 (which was the last business day of the registrant’s most recently completed second quarter) was $234,233,821.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2021 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, the impact of the COVID-19 pandemic, and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Business

General

Flexsteel Industries, Inc., and Subsidiaries (the “Company”) is one of the largest manufacturers, importers and online marketers of residential furniture and products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer network.

The Company operates in one reportable segment, furniture products. The Company’s furniture products business involves the distribution of manufactured and imported products consisting of a broad line of furniture for residential and contract markets. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

	For the years ended June 30,
(in thousands)	2021	2020	2019
Residential	$476,519	$331,879	$374,473
Contract	2,406	35,047	69,115
	$478,925	$366,926	$443,588

In fiscal 2020, the Company substantially completed its exit from the Commercial Office and custom design Hospitality product lines which served contract markets. During fiscal 2021, the Company substantially completed its restructuring activities related to the exit of its Vehicle Seating and the remainder of its Hospitality product lines, which also served contract markets.

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2021, the Company operated manufacturing facilities located in Georgia and Juarez, Mexico. These on-going manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Foreign Operations

The Company has minimal export sales. On June 30, 2021, the Company had approximately 41 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of purchased products. The Company leases and operates three manufacturing facilities in Juarez, Mexico utilizing contracted labor. The three Juarez facilities totaled 553,000 square feet.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2021	June 30, 2020	June 30, 2019
$155,325	$46,900	$47,400

Raw Materials

The Company utilizes various types of wood, fabric, leather, filling material, high carbon spring steel, bar and wire stock, polyurethane foam and other raw materials in manufacturing furniture. While the Company purchases these materials from numerous outside suppliers, both U.S. and foreign, it is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available with the exception of polyurethane foam which experienced a shortage in February 2021 due to the deep freeze in Louisiana and Texas where most of the key chemical inputs for polyurethane foam are produced. As of June 30, 2021, the availability of polyurethane foam was still constrained.

Industry Factors

The Company has exposure to actions by governments, including tariffs, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Government Regulations

The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2021.

Environmental Matters

All of Flexsteel’s stakeholders have a responsibility to protect our employees and our environment. The officers of Flexsteel and its subsidiaries will use our role as business and community leaders to set the tone at the top to guide our management teams in their efforts to improve the workplace and the environment we directly impact. Because we are committed to sustainable business practices, to our people, and to our communities, we will continue to grow and expand the scope of our dedications to the stewardship of our valued resources. The Company is subject to environmental laws and regulations with respect to product content and industrial waste. Further discussion is included in “Risk Factors” in Item 1A and “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K.

Trademarks and Patents

The Company owns the United States improvement patents to its Flexsteel guaranteed-for-life Blue Steel Spring – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture products which are due to expire on dates ranging from 2021-2036.

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

Employees

The Company had 665 employees as of June 30, 2021, including 8 employees who are covered by collective bargaining agreements. Management believes it has good relations with employees. In response to the COVID-19 pandemic, we have implemented various measures to protect the physical health, mental health, and productivity of our workforce. These measures include, but are not limited to, enhanced cleaning and sanitizing within our facilities, and face covering requirements. In addition, we have adopted new policies and procedures for our employees and have taken steps within our workplaces to promote social distancing.

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

Item 1A.  Risk Factors

The Company is subject to a variety of risks. You should carefully consider the risk factors detailed below in conjunction with the other information contained in this Annual Report on Form 10-K. Should any of these risks materialize the Company’s business, financial condition, and future prospects could be negatively impacted. There may be additional factors that are presently unknown to the Company or that the Company currently believes to be immaterial that could affect its business.

Risks related to our operations:

Business information systems could be impacted by disruptions and security breaches.

The Company employs information technology systems to support its global business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with operations, compromise information belonging to the Company and its customers and suppliers and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain areas of its businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. While security breaches and other disruptions to the Company’s information technology networks and infrastructure could happen, none have occurred to date that have had a material impact to the Company. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

In addition, due to the COVID-19 pandemic, we have allowed certain of our employees the option to work from home. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions because a material portion of our employees work remotely as a result of the ongoing COVID-19 pandemic, and we cannot be certain that our mitigation efforts will be effective.

The implementation of a new business information system could disrupt the business.

The Company converted certain financial modules from its legacy ERP system to SAP during fiscal 2021, and it plans to convert additional modules in fiscal 2022, which include ordering, sourcing, warehousing and transportation. Implementation issues related to the new ERP system could arise and may result in the following:

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

The Company participates in, and makes periodic contributions to, one multi-employer pension plan that covers union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to the Company, the present value of actuarially accrued liabilities of the multi-employer pension plan substantially exceeds the value of the assets held in trust to pay benefits. As a result of the Company’s participation, it could experience greater volatility in the overall pension funding obligations. The Company’s obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 12 Benefit and Retirement Plans of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Future results may be affected by various legal proceedings and compliance risk, including those involving product liability, environmental, or other matters.

The Company faces the risk of exposure to product liability claims in the event the use of any of its products results in personal injury or property damage. In the event any of the Company’s products prove to be defective, it may be required to recall or redesign such products. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. The Company could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on the business, operating results and financial condition. See Note 13 Commitments and Contingencies of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

The Company’s success depends on its ability to recruit and retain key employees and highly skilled workers in a competitive labor market.

If the Company is not successful in recruiting and retaining key employees and highly skilled workers or experiences the unexpected loss of those employees, the operations may be negatively impacted.

Additionally, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. In addition, COVID-19 increases the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences or a temporary shutdown of one or more of our manufacturing facilities or distribution centers. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company and our ability to service customers.

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

We grant 30-day payment terms to most customers. As a result of the COVID-19 pandemic, some customers have requested extended payment terms or informed us they will not pay amounts within agreed upon terms. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. If the negative economic effects of COVID-19 were to persist or a similar pandemic or another major, unexpected event with negative economic effects were to occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers experience liquidity issues than we anticipate, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

Risks related to our industry:

The COVID-19 pandemic could have a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, and financial condition.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate; our ability to keep employees safe from the pandemic; our results of operations, and financial condition.

Public health organizations have recommended, and many governments have implemented, measures from time to time during the pandemic to slow and limit the transmission of the virus, including certain business shutdowns and shelter in place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as: the potential shut down of certain locations; decreased employee availability; potential border closures; and disruptions to the businesses of our selling channel partners, and others.

Our suppliers and customers also face these and other challenges, which have and could continue to lead to a disruption in our supply chain, raw material inflation or the inability to get the raw materials necessary to produce our products, increased shipping, and transport costs, as well as decreased consumer spending and decreased demand for our products. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near-term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Continuing inflation may hurt our profitability.

Cost inflation including significant increases in ocean container rates, raw materials prices, labor rates, and domestic transportation costs have and could continue to impact profitability. Continued imbalances between supply and demand for these resources may continue to exert upward pressure on costs. Our ability to recover these cost increases through price increases may continue to lag the cost increases, resulting in downward pressure on margins.

Future success depends on the Company’s ability to manage its global supply chain.

The Company acquires raw materials, component parts and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within the Company’s supply chain is subject to delays in delivery, availability, quality, and pricing. Changes in international trade policies including tariffs could disrupt the supply chain, increase cost and reduce competitiveness. The delivery of goods from these suppliers has been and may continue to be delayed by customs, labor issues, geo-political pressures, disruptions associated with the COVID-19 pandemic, changes in political, economic, and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability and its cash flow.

Enacted tariffs and potential future increases in tariffs on manufactured goods imported from China or other countries could adversely affect our business. The tariff on certain manufactured furniture products imported from China on or after June 1, 2019, is currently 25%. Given ongoing uncertainty in relations, including trade negotiations between the United States and China, it is unclear as to whether the U.S. administration will take further tariff action or perhaps grant relief to actions already put in place. Inability to reduce acquisition costs or pass-through price increases may have an adverse impact on sales volume, earnings, and liquidity. Similarly, increases in pricing may have an adverse impact on the competitiveness of the Company’s products relative to other furniture manufacturers with less exposure to the tariff and could also lead to adverse impacts on volume, earnings, and liquidity.

Additionally, a disruption in supply from foreign countries could adversely affect our ability to timely fill customer orders for those products and decrease our sales, earnings, and liquidity. The main foreign countries we source from are Vietnam, China, Thailand, and Mexico. In early 2020, the COVID-19 outbreak in China resulted in the temporary shutdown or reduced capacity of our vendors’ factories. Consequently, we experienced some out-of-stocks, but in some cases we were able to provide substitutions out of inventory on hand, in-transit and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Many of our vendors’ factories are back online, however, the COVID-19 outbreak caused travel restrictions due to government regulations. The travel restrictions have caused labor shortages for our Vietnam suppliers due to limited access to workers from other surrounding countries. Consequently, we may experience shortages of certain products. Our ability to transport products from foreign countries is also dependent on the availability and cost of ocean containers, both of which were materially and adversely impacted by COVID-19. It is unclear how our supply chain could be further impacted by COVID-19, including the spread of new variants, and there are many unknowns including how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

Competition from U.S. and foreign finished product manufacturers may adversely affect the business, operating results or financial condition.

The furniture industry is very competitive and fragmented. The Company competes with U.S. and foreign manufacturers and distributors. As a result, the Company may not be able to maintain or raise the prices of its products in response to competitive pressures or increasing costs. Also, due to the large number of competitors and their wide range of product offerings, the Company may not be able to significantly differentiate its products (through styling, finish, and other construction techniques) from those of its competitors.

Additionally, most of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin. The COVID-19 pandemic has accelerated and may continue to increase the shift to online furniture purchases by changing customer shopping patterns and behaviors, including decreased consumer willingness to visit physical retail locations.

These and other competitive pressures could cause us to lose market share, revenues, and customers, increase expenditures or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

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

Economic downturns and prolonged negative economic conditions could affect consumer spending habits by decreasing the overall demand for home furnishing products. These events could impact retailers resulting in an impact on the Company’s business. A recovery in the Company’s sales could lag significantly behind a general economic recovery due to the deferrable nature and relatively significant cost of purchasing home furnishing products.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company owns the following facilities as of June 30, 2021:

	Approximate
Location	Size (square feet)	Principal Operations
Harrison, Arkansas(1)	92,000	Manufacturing (Held for Sale)
Dublin, Georgia	315,000	Manufacturing
Huntingburg, Indiana	611,000	Distribution
Dubuque, Iowa	40,000	Corporate Office
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi(1)	349,000	Manufacturing (Held for Sale)

(1)Facilities are classified as held for sale as of June 30, 2021. See Note 6 Assets Held for Sale of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosure of the assets held for sale.

The Company leases the following facilities as of June 30, 2021:

	Approximate
Location	Size (square feet)	Principal Operations
Sierra Ridge, California	211,000	Distribution
High Point, North Carolina	62,000	Showroom
Las Vegas, Nevada	30,000	Showroom
El Paso, Texas	19,000	Warehouse
Dubuque, Iowa	2,800	Office
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
Juarez, Mexico	197,000	Manufacturing
Shenzhen, China	2,000	Office

See Note 2 Leases of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the impairment of the right-of-use lease assets.

Item 3.  Legal Proceedings

See Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of legal proceedings.

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

	2016	2017	2018	2019	2020	2021
Flexsteel	100.00	138.65	104.40	46.37	36.07	115.36
NASDAQ	100.00	128.19	167.17	177.22	203.71	318.38
Peer Group	100.00	124.19	135.51	135.95	180.00	314.15

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

The Company estimates there were approximately 263 holders of common stock of the Company as of June 30, 2021. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020, through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. As of October 31, 2020, the $6 million and $8 million repurchase programs were completed. The following table summarizes the activity of the common stock repurchases under the program for the year ended June 30, 2021. All purchases were made in the open market.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
As of June 30, 2020	132,197	$11.83	132,197	$4,429,960
July 1, 2020, to July 31, 2020	155,808	14.46	155,808	2,168,981
August 1, 2020, to August 31, 2020	116,562	17.24	116,562	153,690
September 1, 2020, to September 30, 2020	223,905	21.16	223,905	3,405,667
As of September 30, 2020	628,472	$16.81	628,472	$3,405,667
October 1, 2020, to October 31, 2020	132,326	25.69	132,326	30,000,000
November 1, 2020, to November 30, 2020	132,831	29.55	132,831	26,067,622
December 1, 2020, to December 31, 2020	101,689	32.69	101,689	22,738,200
As of December 31, 2020	995,318	$21.31	995,318	$22,738,200
January 1, 2021, to January 31, 2021	84,012	35.15	84,012	19,780,863
February 1, 2021, to February 28, 2021	94,104	34.24	94,104	16,553,899
March 1, 2021, to March 31, 2021	75,536	35.23	75,536	13,888,648
As of March 31, 2021	1,248,970	$24.06	1,248,970	$13,888,648
April 1, 2021, to April 30, 2021	34,825	36.51	34,825	12,615,453
As of June 30, 2021	1,283,795	$24.40	1,283,795	$12,615,453

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

Five-Year Review

(Amounts in thousands, except certain ratios and per share data)
	2021	2020	2019	2018	2017
SUMMARY OF OPERATIONS
Net sales	$478,925	$366,926	$443,588	$489,180	$468,764
Gross margin	96,730	53,053	69,940	98,219	108,651
Environmental remediation	—	—	—	3,600	—
ERP impairment	—	—	21,273	—	—
Restructuring expense	3,422	34,222	10,048	—	—
(Gain) on disposal of assets	(5,881)	(19,216)	—	—	—
Litigation settlement costs (reimbursement)	12	—	475	—	(1,175)
Operating income (loss)	31,200	(34,395)	(43,154)	24,505	37,264
Income (loss) before income taxes	31,467	(33,757)	(42,608)	25,126	37,586
Income tax provision (benefit)	8,419	(6,913)	(10,003)	7,460	13,800
Net income (loss)	23,048	(26,844)	(32,605)	17,666	23,786
Net income (loss), as a percent of sales	4.8%	(7.3)%	(7.4)%	3.6%	5.1%
Weighted average diluted shares outstanding	7,468	7,956	7,889	7,919	7,886
Diluted earnings (loss) per common share	$3.09	$(3.37)	$(4.13)	$2.23	$3.02
Cash dividends declared per common share	$0.45	$0.71	$0.88	$0.88	$0.80

SELECTED DATA AS OF JUNE 30
Total assets	$296,779	$237,259	$254,287	$284,293	$270,045
Shareholders’ equity	167,968	175,505	205,427	241,698	230,760
Trade receivables, net	55,986	32,217	38,157	41,253	42,362
Inventories	161,125	70,565	93,659	96,204	99,397
Property, plant and equipment, net	39,783	43,312	79,238	90,725	70,661
Capital expenditures	2,580	3,688	21,346	29,447	13,457
Depreciation expense	5,210	8,370	7,440	7,367	7,936
Working capital (current assets less
current liabilities)	128,789	128,381	118,203	148,705	158,055
Current ratio	2.3 to 1	3.4 to 1	3.5 to 1	4.6 to 1	5.2 to 1
Return on ending shareholders’ equity	13.7%	(15.3)%	(15.9)%	7.3%	10.3%

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

Statement Regarding the Impact of the COVID-19 Pandemic

The World Health Organization (“WHO”) on March 11, 2020, declared novel coronavirus 2019 (“COVID-19”) a global pandemic. In response to this declaration, the Company has taken the following actions to maneuver the current economic landscape:

•Employees that can perform work outside of the workplace may work from home,

•Suspension of the Company’s 401K match effective June 1, 2020, through December 31, 2020,

•Temporary 50% reduction of cash compensation for the Company’s Board of Directors through October 1, 2020,

•Temporary 25% reduction of salary compensation for the Company’s Chief Executive Officer and Chief Financial Officer / Chief Operating Officer through October 1, 2020,

•Temporary elimination of all non-essential expenses and capital expenditures,

•Temporary reduction of quarterly dividend payments; and

•Negotiations with vendors to extend payment terms.

During the year ended June 30, 2021, we have seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid, including as a result of COVID-19 variants, and the extent of the ongoing impact to our business may be significant; however, we are unable to predict the extent or nature of these impacts at this time.

Business Update

On April 28, 2020, we announced the exit of our Vehicle Seating, and the remainder of the Hospitality product lines, and subsequently closed our Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. We completed substantially all of the restructuring activities related to the exit of our Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021. Both product lines combined represented less than 1% of the Company’s total net sales for the fiscal year ended 2021.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2021, 2020 and 2019. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.8	85.5	84.2
Gross margin	20.2	14.5	15.8
Selling, general and administrative	14.2	19.7	18.3
Restructuring expense	0.7	9.3	2.3
ERP impairment	—	—	4.8
(Gain) on disposal of assets	(1.2)	(5.2)	—
Litigation settlement costs	0.0	—	0.1
Operating income (loss)	6.5	(9.4)	(9.7)
Other income	0.1	0.2	0.1
Interest (expense)	(0.0)	(0.0)	(0.0)
Income (loss) before income taxes	6.6	(9.2)	(9.6)
Income tax provision (benefit)	1.8	(1.9)	(2.2)
Net income (loss)	4.8%	(7.3)%	(7.4)%

Fiscal 2021 Compared to Fiscal 2020

Net sales were $478.9 million for the year ended June 30, 2021, compared to net sales of $366.9 million in the prior year, an increase of 30.5%. The increase in sales of $112.0 million was primarily driven by $138.8 million, or an increase of 51.1%, related to home furnishing products sold through retailers and $5.9 million, or an increase of 9.7%, for home furnishing products sold through e-commerce. Net sales growth in our home furnishing products were virtually in all product categories due to increased demand, partially offset by a decline of $32.7 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal 2020.

Gross margin as a percent of net sales for the year ended June 30, 2021, was 20.2%, compared to 14.5% for the prior year, an increase of 570 basis points (“bps”). The 570 bps increase was primarily driven by structural cost reductions, operational efficiencies, and fixed cost leverage due to higher sales volume as compared to the prior year and lower inventory reserve due to demand.

Selling, general and administrative expenses decreased $4.5 million in the year ended June 30, 2021, compared to the prior year. The decline in SG&A expenses was primarily due to a $3.5 million reduction in bad debt expense from the prior year driven by a customer bankruptcy. Higher sales commission expense resulting from increased sales was largely offset by other spending reductions and lower depreciation. As a percentage of net sales, SG&A was 14.2% in the year ended June 30, 2021, compared to the prior year of 19.7%. The 550 bps decline compared to the prior year was primarily due to cost leverage gained from higher sales, reductions in non-essential spending due to COVID-19, lower depreciation expense due to assets sold or being held for sale, and lower bad debt expense as discussed above during the year ended June 30, 2021.

Restructuring expenses were $3.5 million during the year ended June 30, 2021, primarily for on-going utilities and maintenance costs for our facilities listed as held for sale, professional fees, and employee termination costs as part of our previously announced comprehensive restructuring plan. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2021, we completed the sale of our Dubuque, Iowa, Lancaster, Pennsylvania, and one of our Harrison, Arkansas facilities, resulting in total net proceeds of $16.4 million, and a total gain of $5.9 million.

Income tax expense was $8.4 million, or an effective rate of 26.8%, during the year ended June 30, 2021, compared to income tax benefit of $6.9 million in the prior year, or an effective tax rate of 20.5%.

Net income was $23.0 million, or $3.09 per diluted share for the year ended June 30, 2021, compared to net loss of $26.8 million, or $3.37 per diluted share in the prior year.

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

Contract net sales were $35.0 million for the year ended June 30, 2020, a decrease of 49.3% from net sales of $69.1 million for the year ended June 30, 2019. The decline in contract net sales was primarily driven by our decision to exit the Commercial Office and custom-designed Hospitality product lines, coupled with a decline in healthcare and Vehicle Seating products due to demand. In April 2020, we announced the exit of our Vehicle Seating, and the remainder of the Hospitality product lines.

Gross margin for the fiscal year ended June 30, 2020, was 14.5% compared to 15.8% for the prior year period, a decline of 130 bps. The 130 bps decline was primarily driven by a decline of 280 bps due to lower volume and product mix, a decline of 60 bps for increased costs to improve delivery lead times, partially offset by 120 bps from valuation allowance on foreign VAT as a result of collections made during the fiscal year and 80 bps from restructuring cost improvements.

Selling, general and administrative (SG&A) expenses for the twelve months ended June 30, 2020, decreased $8.9 million to $72.4 million compared to $81.3 million for the year ended June 30, 2019. As a percentage of net sales, SG&A was 19.7% for the year ended June 30, 2020, compared to 18.3% of net sales in the prior year period. The increase in SG&A as a percentage of net sales was primarily driven by higher bad debt expense of $5.0 million attributable to a customer bankruptcy and the current economic environment, right-of-use lease asset impairments of $2.9 million, partially offset by current year restructuring savings and lower expenses on reduced volume.

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

For the twelve months ended June 30, 2020, the effective tax rate was 20.5% compared to 23.5% in the prior year period. The difference between the 2020 and 2019 rates relate to recording the current year benefit at a 35% federal tax rate rather than the current statutory rate of 21% due to the carryback benefit discussed below. In addition, we recorded an $8.4 million valuation allowance against the federal and state deferred tax assets of $10.6 million.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the current fiscal year 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, (the Company’s fiscal years 2019, 2020 and 2021) to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended June 30, 2020 and recorded an income tax receivable of $4.5 million for the benefit of carrying back the fiscal year 2020 NOL and an income tax receivable of $8.2M for the benefit of carrying back the fiscal year 2019 NOL. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.

The above factors resulted in a net loss of $26.8 million or $3.37 per diluted share for fiscal year 2020 compared to a net loss of $32.6 million or $4.13 per diluted share in the prior year period.

Liquidity and Capital Resources

COVID-19 update

Due to continued uncertainties because of COVID-19, we implemented measures to enhance our liquidity position and improve working capital. During the fourth quarter of fiscal year 2020, we reduced our quarterly dividend from $0.22 per share to $0.05 per share. We extended a 25% salary reduction for our CEO and CFO/COO and 50% cash compensation reduction for our Board of Directors through October 1, 2020. To further bolster liquidity, on August 28, 2020, we entered into an agreement with Dubuque Bank & Trust Company, for a secured $25.0 million credit facility with a two-year term. The balance of borrowings on June 30, 2021, was $3.5 million.

Working capital (current assets less current liabilities) at June 30, 2021 was $128.8 million compared to $128.4 million at June 30, 2020. The $0.4 million increase in working capital reflects a $46.7 million increase in current assets offset by a $46.3 million increase in current liabilities. The increase in current assets is primarily due to a $90.6 million increase in inventory and a $25.2 million increase in trade receivables in response to increasing sales. These increases were offset by a decrease in cash of $46.9 million, a decline in other current assets of $9.1 million primarily due to a tax refund, and a decline of $11.7 million in assets held for sale due to the sale of facilities during the fiscal year. The increase in current liabilities is primarily due to an increase in accounts payable of $40.0 million and a $4.8 million increase in accrued liabilities primarily due to increases in advertising accruals, commission accruals and management incentive accruals. The decline in cash of $46.9 million was primarily due to $29.8 million share repurchases, and cash used in operating activities of $32.7 million, partially offset by $18.6 million of proceeds from the sale of the Company’s Dubuque, IA, Lancaster, PA and Harrison, AR, facilities. Capital expenditures were $2.6 million for the fiscal year ending June 30, 2021.

A summary of operating, investing and financing cash flow is shown in the following table:

	For the years ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(32,692)	$18,287
Net cash provided by investing activities	16,062	16,785
Net cash (used in) financing activities	(30,225)	(9,122)
(Decrease) increase in cash and cash equivalents	$(46,855)	$25,950

Net cash (used in) provided by operating activities

For the twelve months ended June 30, 2021, cash used in operating activities was $32.7 million, which primarily consisted of net income of $23.0 million, adjusted for non-cash items including depreciation of $5.2 million, gain from the sale of capital assets of $5.9 million, change in deferred income taxes of $2.1 million, stock-based compensation of $3.7 million and bad debt expense of $1.6 million. Net cash used in operating assets and liabilities was $62.7 million. The cash used in operating assets and liabilities of $62.7 million, was primarily due to an increase in trade receivables of $25.2 million due to higher sales, an increase in inventory of $90.6 million due to inventory build for the beginning of fiscal 2022, partially offset by $9.4 million decline in other current assets primarily due to receipt of an income tax net refund of $5.6 million and increases in accounts payable of $40.0 million and accrued liabilities of $4.0 million.

For the twelve months ended June 30, 2020, net cash provided by operating activities was $18.3 million, which primarily consisted of net loss of $26.8 million, adjusted for non-cash depreciation of $8.4 million, gain from sale of capital assets of $19.0 million, stock-based compensation of $4.9 million, asset impairment charges of $20.4 million, change in deferred income taxes of $5.5 million and change in accounts receivable and VAT allowance of $0.5 million. Net cash provided by operating assets and liabilities was $25.6 million. The cash provided by operating assets and liabilities of $25.6 million, was primarily due to a decline in inventory and accounts receivable of $23.1 million and $4.4 million, respectively, coupled with an increase in accounts payable of $9.3 million, partially offset by a decline in accrued liabilities of $6.0 million.

Net cash provided by investing activities

For the twelve months ended June 30, 2021, net cash provided by investing activities was $16.1 million, primarily due to proceeds of $18.6 million for the sale of our Dubuque, IA and Lancaster, PA, facilities and one of our Harrison, Arkansas facilities, partially offset by capital expenditures of $2.6 million.

For the twelve months ended June 30, 2020, net cash provided by investing activities was $16.8 million, due to proceeds of $20.5 million for the sale of our Riverside, California facility and other capital assets, partially offset by capital expenditures of $3.7 million.

Net cash used in financing activities

For the twelve months ended June 30, 2021, net cash used in financing activities was $30.2 million, primarily due to $29.8 million for treasury stock purchases, dividends paid of $2.6 million and $1.3 million for tax payments on employee vested restricted shares.

For the twelve months ended June 30, 2020, net cash used in financing activities was $9.1 million, primarily due to dividends paid of $7.0 million, treasury stock purchases of $1.6 million and $0.6 million for tax payments on employee vested restricted shares.

Line of Credit

On August 28, 2020, we entered into a secured $25.0 million credit facility with Dubuque Bank & Trust Company, with a two-year term and interest of 1.50% plus LIBOR, subject to a floor of 3.0%, which floor was in effect on June 30, 2021. If LIBOR is redefined or becomes unavailable, the Bank has sole discretion to substitute another index and adjust the rate spread, however it cannot materially change the total interest cost without the Company’s advance written consent. The credit facility expires on August 28, 2022. The credit facility is secured by essentially all of the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. On June 30, 2021, the balance of the line of credit was $3.5 million.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of June 30, 2021, totaled $1.1 million, of which $1.2 million of our cash held at Wells is pledged as collateral.

Contractual Obligations

The following table summarizes our contractual obligations on June 30, 2021, and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$34,357	$6,790	$10,409	$5,264	~~$~~ 11,894

On June 30, 2021, we had no capital lease obligations, and no purchase obligations for raw materials or finished goods.

Financing Arrangements

See Note 9 Credit Arrangements of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Outlook

The COVID-19 global pandemic presented unprecedented challenges during fiscal 2021. Our focus for fiscal 2022 will be to remain financially agile with strong liquidity, accelerate profitable long-term growth in both retail and e-commerce sales channels, build global supply chain resiliency, expand sourcing, manufacturing and distribution capacity to support future growth, strengthen digital capabilities, reimagine the customer experience, and build strong culture and talent.

During fiscal 2022, the Company anticipates spending $11.5 million to $13.5 million for capital expenditures. The Company plans to spend approximately $7 million for manufacturing capacity expansion, approximately $2.5 million for manufacturing productivity improvements, and the remaining amounts for software maintenance and general maintenance. The Company believes it has access to adequate working capital to meet these requirements.

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

Valuation of Long–Lived Assets – we periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For assets held for sale, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over estimated fair value less cost to sell. We recorded impairments of none and $20.4 million in fiscal 2021 and 2020, respectively. The $20.4 million impairment recorded in fiscal 2020 include $2.9 million related to our leases of two showroom spaces.

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

Recently Issued Accounting Pronouncements

See Item 8. Note 1 Significant Accounting Policies of the Notes to the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, as well as disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties, taxes or tariffs on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, increase costs, and decrease earnings.

Foreign Currency Risk – During fiscal years 2021, 2020, and 2019, the Company did not have sales, but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On June 30, 2021, the Company had $3.5 million outstanding on its line of credit.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and Subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2021, the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventories— Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has inventories of $161.1 million as of June 30, 2021. The Company records inventories at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized. Markdowns establish a new cost basis for the Company’s inventories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Given the quantitative and qualitative materiality of the balance, coupled with the judgments and subjectivity involved to estimate the markdowns to the net realizable value of inventories, auditing management’s estimates of net realizable value required subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated net realizable value of manufactured inventories included the following, among others:

•We tested the design and operating effectiveness of internal controls over the inventory valuation process, including controls over the inputs that are used in management’s inventory markdown for the excess of the cost over the amount expected to be realized.

•We tested management's process to determine the inventory markdowns and net realizable value of inventory through inquiries of management, and evaluation of accounting policies and process documentation.

•We tested the accuracy and completeness of the Company’s measurement of inventory markdowns using a sampling approach. We evaluated the appropriateness of methodologies and assumptions used by management to estimate markdown reserves including inventory quantities on-hand, historical sales activity, and other assumptions used by management.

•We evaluated management’s measurement of the inventory markdowns and net realizable value by testing the mathematical accuracy of the Company’s calculation.

•We performed retrospective reviews of actual products sold in the current year against prior year inventory markdowns to net realizable value.

/s/ Deloitte & Touche LLP

Minneapolis, MN

September 8, 2021

We have served as the Company's auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2021, of the Company and our report dated September 8, 2021 expressed an unqualified opinion on those financial statements.

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

September 8, 2021

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,342	$48,197
Trade receivables - less allowances: 2021, $3,240; 2020, $1,770	55,986	32,217
Inventories	161,125	70,565
Other	9,421	18,535
Assets held for sale	666	12,329
Total current assets	228,540	181,843
NONCURRENT ASSETS:
Property, plant and equipment, net	39,783	43,312
Operating lease right-of-use assets	27,057	8,683
Deferred income taxes	—	2,111
Other assets	1,399	1,310
TOTAL	$296,779	$237,259
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$67,773	$27,747
Current portion of operating lease liabilities	5,833	4,408
Accrued liabilities:
Payroll and related items	7,662	3,275
Insurance	3,062	3,787
Restructuring costs	1,522	1,961
Advertising	5,196	3,823
Environmental remediation	3,570	3,600
Other	5,133	4,861
Total current liabilities	99,751	53,462
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	24,317	7,607
Line of Credit	3,500	—
Other liabilities	1,243	685
Total liabilities	128,811	61,754
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,133 shares issued and 6,848 shares outstanding as of June 30, 2021 and 8,008 shares issued and 7,876 outstanding as of June 30, 2020	8,133	8,008
Additional paid-in capital	34,015	31,748
Treasury stock, at cost; 1,284 shares and 132 shares as of June 30, 2021 and 2020, respectively	(31,320)	(1,563)
Retained earnings	157,140	137,312
Total shareholders' equity	167,968	175,505
TOTAL	$296,779	$237,259

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2021	2020	2019
Net sales	$478,925	$366,926	$443,588
Cost of goods sold	382,195	313,873	373,648
Gross margin	96,730	53,053	69,940
Selling, general and administrative	67,977	72,442	81,298
Restructuring expense	3,422	34,222	10,048
ERP impairment	—	—	21,273
(Gain) on disposal of assets	(5,881)	(19,216)	—
Litigation settlement costs	12	—	475
Operating income (loss)	31,200	(34,395)	(43,154)
Other income (expense):
Other income	277	720	546
Interest (expense)	(10)	(82)	—
Total other income	267	638	546
Income (loss) before income taxes	31,467	(33,757)	(42,608)
Income tax provision (benefit)	8,419	(6,913)	(10,003)
Net income (loss)	$23,048	$(26,844)	$(32,605)
Weighted average number of common shares outstanding:
Basic	7,200	7,956	7,889
Diluted	7,468	7,956	7,889
Earnings (loss) per share of common stock
Basic	$3.20	$(3.37)	$(4.13)
Diluted	$3.09	$(3.37)	$(4.13)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2021	2020	2019
Net income (loss)	$23,048	$(26,844)	$(32,605)
Other comprehensive income (loss):
Unrealized (losses) gains on securities	—	(18)	368
Reclassification of realized gains (losses) on securities to other income	—	7	(321)
Unrealized (losses) gains on securities before taxes	—	(11)	47
Income tax benefit (expense) related to securities gains (losses)	—	3	(13)
Net unrealized (losses) gains on securities	—	(8)	34
Minimum pension liability	—	—	2,727
Income tax expense related to minimum pension liability	—	—	(709)
Net minimum pension asset	—	—	2,018
Other comprehensive income (loss), net of tax	—	(8)	2,052
Comprehensive income (loss)	$23,048	$(26,852)	$(30,553)

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

G

	Total Par				Accumulated
	Value of	Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Shares ($1 Par)	Capital	Stock	Earnings	(Loss) Income	Total
Balance at June 30, 2018	$7,868	$26,321	$—	$209,553	$(2,044)	$241,698
Issuance of common stock:
Stock options exercised, net	5	76	—	—	—	81
Unrealized gain on available for sale investments, net of tax	—	—	—	—	34	34
Long-term incentive compensation	7	(315)	—	—	—	(308)
Stock-based compensation	23	1,430	—	—	—	1,453
Minimum pension liability adjustment, net of tax	—	—	—	—	2,018	2,018
Cash dividends declared	—	—	—	(6,944)	—	(6,944)
Net loss			—	(32,605)	—	(32,605)
Balance at June 30, 2019	$7,903	$27,512	$—	$170,004	$8	$205,427
Issuance of common stock:
Stock options exercised, net	2	19	—	—	—	21
Unrealized gain on available for sale investments, net of tax	—	—	—	—	(8)	(8)
Long-term incentive compensation	—	447	—	—	—	447
Stock-based compensation	103	3,770	—	—	—	3,873
Treasury stock purchases	—	—	(1,563)	—	—	(1,563)
Cash dividends declared	—	—	—	(5,782)	—	(5,782)
Net loss	—	—	—	(26,844)	—	(26,844)
ASU 2016-02 adoption	—	—	—	(66)	—	(66)
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$—	$175,505
Issuance of common stock:
Stock options exercised, net	13	(30)	—	—	—	(17)
Long-term incentive compensation	—	2,321	—	—	—	2,321
Stock-based compensation	112	(24)	—	—	—	88
Treasury stock purchases	—	—	(29,757)	—	—	(29,757)
Cash dividends declared	—	—	—	(3,220)	—	(3,220)
Net Income	—	—	—	23,048	—	23,048
Balance at June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$—	$167,968

Cash dividends declared per common share were $0.45, $0.71, and $0.88 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$23,048	$(26,844)	$(32,605)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,210	8,370	7,440
Deferred income taxes	2,111	5,453	(6,121)
Stock-based compensation expense	3,738	4,877	1,355
Changes in provision for losses on accounts receivable	1,470	1,520	(40)
Change in reserve for VAT receivable	(237)	(1,998)	2,612
Dubuque and Starkville property, plant and equipment impairment	—	17,482	—
Right-of-use asset impairment	—	2,878	—
ERP impairment	—	—	21,273
(Gain) on disposition of capital assets	(5,948)	(19,033)	(71)
Defined benefit plan termination	—	—	2,455
Changes in operating assets and liabilities:
Trade receivables	(25,239)	4,419	3,136
Inventories	(90,560)	23,093	2,545
Other current assets	9,351	(5,040)	(3,540)
Other assets	(90)	208	(2,589)
Accounts payable - trade	39,893	9,334	5,128
Accrued liabilities	3,957	(6,018)	5,535
Other long-term liabilities	604	(414)	201
Net cash (used in) provided by operating activities	(32,692)	18,287	6,714
INVESTING ACTIVITIES:
Purchases of investments	(47)	(1,689)	(13,042)
Proceeds from sale of investments	46	1,695	28,970
Proceeds from sale of capital assets	18,643	20,467	248
Capital expenditures	(2,580)	(3,688)	(21,346)
Net cash provided by (used in) investing activities	16,062	16,785	(5,170)
FINANCING ACTIVITIES:
Dividends paid	(2,622)	(7,022)	(6,918)
Treasury stock purchases	(29,757)	(1,563)	—
Proceeds from lines of credit	8,500	15,000	—
Payments on lines of credit	(5,000)	(15,000)	—
Proceeds from issuance of common stock	94	21	81
Shares withheld for tax payments on vested shares and options exercised	(1,440)	(558)	(210)
Net cash (used in) financing activities	(30,225)	(9,122)	(7,047)
(Decrease) increase in cash and cash equivalents	(46,855)	25,950	(5,503)
Cash and cash equivalents at beginning of year	48,197	22,247	27,750
Cash and cash equivalents at end of year	$1,342	$48,197	$22,247

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$4,511	$4,060	$—
Right-of-use assets exchanged for lease liabilities	$22,770	$3,573	$—
Interest paid	$10	$82	$—
Income taxes (refunded) paid	$(5,556)	$(4,304)	$1,190
Capital expenditures in accounts payable	$133	$75	$142

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”) is one of the largest manufacturers, importers and online marketers of residential furniture and products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer network.

COVID-19 – in March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19. During the year ended June 30, 2021, the Company has seen improvement in our business conditions as retailers have reopened and orders have increased, however, we continue to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

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

FAIR VALUE – the Company’s cash and cash equivalents, investments, accounts receivable, other current assets, accounts payable and certain accrued liabilities are carried at amounts which reasonably approximate their fair value due to their short-term nature. GAAP on fair value measurement for certain financial assets and liabilities require that each asset and liability carried at fair value be classified into one of the following categories: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

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

LEASES – The Company accounts for its leases in accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments, on the consolidated balance sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the consolidated balance sheets and all non-lease components, such as common area maintenance, were excluded. See Note 2, Leases, for the Company’s lease disclosures.

WARRANTY – the Company estimates the amount of warranty claims on sold product that may be incurred based on current and historical data. The actual warranty expense could differ from the estimates made by the Company based on product performance.

REVENUE RECOGNITION – Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate revenue primarily by manufacturing and delivering furniture products to independent furniture retailers in the United States. Each unit of furniture is a separate performance obligation. We satisfy our performance obligations when control of our product is passed to our customer, which is the point in time that our customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services. Net sales consist of product sales and shipping and handling charges, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

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

Occasionally, the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2021, the Company had $0.16 million of customer deposits. As of June 30, 2020, the Company had $0.2 million of customer deposits.

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

The following table disaggregates the Company’s net sales by product category:

	For the years ended June 30,
(in thousands)	2021	2020	2019
Residential	$476,519	$331,879	$374,473
Contract	2,406	35,047	69,115
	$478,925	$366,926	$443,588

ADVERTISING COSTS – are charged to selling, general and administrative expense in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $3.9 million, $3.4 million, and $4.3 million in fiscal years 2021, 2020 and 2019, respectively.

CREDIT LOSSES – In June 2016, the Financial Accounting Standards Board (“FASB“) issued ASU 2016-13 “Financial Instruments - Credit Losses (“Topic 326”)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. Effective July 1, 2020, the Company adopted Topic 326 and there was no impact to the Company’s financial statements.

DESIGN, RESEARCH AND DEVELOPMENT COSTS – are charged to selling, general and administrative expense in the periods incurred. Expenditures for design, research and development costs were approximately $1.9 million, $4.0 million, and $4.4 million in fiscal years 2021, 2020 and 2019, respectively.

INSURANCE – the Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $175,000 per plan year. For workers’ compensation the Company retains the first $250,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within “Accrued liabilities – insurance” on the consolidated balance sheets.

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

EARNINGS PER SHARE (EPS) – basic EPS of common stock is based on the weighted-average number of common shares outstanding during each fiscal year. Diluted EPS of common stock includes the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term management incentive compensation plan and non-vested restricted shares. The Company calculates the dilutive effect of outstanding options using the treasury stock method; all options are anti-dilutive when there is a loss. Anti-dilutive shares are not included in the computation of diluted EPS when their exercise price was greater than the average closing market price of the common shares. The Company calculates the dilutive effect of shares related to the long-term management incentive compensation plan and non-vested shares based on the number of shares, if any, that would be issuable if the end of the fiscal year were the end of the contingency period. In computing EPS, net income as reported for each respective period is divided by the fully diluted weighted average number of shares outstanding:

	June 30,
(in thousands)	2021	2020	2019
Basic shares	7,200	7,956	7,889

Potential common shares:
Stock options	151	—	-
Long-term incentive plan	117	—	-
	268	—	-

Diluted shares	7,468	7,956	7,889

Anti-dilutive shares	671	634	112

STOCK–BASED COMPENSATION – the Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. The Company recognizes long-term incentive compensation plan expenses during the three-year performance periods; stock awards are issued following the end of the performance periods and are subject to verification of results and Compensation Committee of the Board of Directors approval. See Note 11, Stock-Based Compensation.

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

TREASURY STOCK – treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020, through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. As of October 31, 2020, the $6 million and $8 million repurchase programs were completed. As of June 30, 2021, the Company has purchased a total of 1,283,785 shares at a cost of $31.3 million under the three programs and has $12.6 million remaining in the $30 million share repurchase program.

Unadopted Accounting Pronouncements

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

The Company leases distribution centers and warehouses, manufacturing facilities, showrooms, and office space. At the lease inception date, the Company determines if an arrangement is, or contains a lease. Some of the Company’s leases include options to renew at similar terms. The Company assesses these options to determine if the Company is reasonably certain of exercising these options based on relevant economic and financial factors. Options that meet these criteria are included in the lease term at the lease commencement date.

For purposes of measuring the Company’s ROU asset and lease liability, the discount rate utilized by the Company was based on the average interest rates effective for the Company’s line of credit. Some of the Company’s leases contain variable rent payments, including common area maintenance and utilities. Due to the variable nature of these costs, they are not included in the measurement of the ROU asset and lease liability.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2021	June 30, 2020
Operating lease expense	$4,790	$5,023
Variable lease expense	301	273
Total lease expense	$5,091	$5,296

Other information related to leases and future minimum lease payments under non-cancellable operating leases as were as follows:

Fiscal year	June 30, 2021	June 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,511	4,060

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$22,770	3,573

Weighted-average remaining lease term (in years):
Operating leases	4.5	1.8

Weighted-average discount rate:
Operating leases	3.2%	3.5%

Fiscal year	June 30, 2021	June 30, 2020
(in thousands)
Within one year	$6,790	4,804
After one year and within two years	5,858	3,263
After two years and within three years	4,551	2,141
After three years and within four years	2,807	2,189
After four years and within five years	2,457	398
After five years	11,894	—
Total future minimum lease payments	$34,357	12,795
Less – Discount	4,207	780
Lease liability	$30,150	12,015

3.  INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2021	2020
Raw materials	$22,500	$11,119
Work in process and finished parts	6,234	3,925
Finished goods	132,391	55,521
Total	$161,125	$70,565

4.  PROPERTY, PLANT AND EQUIPMENT

	Estimated	June 30,
(in thousands)	Life (Years)	2021	2020
Land		$3,457	$3,498
Buildings and improvements	5-39	49,166	51,237
Machinery and equipment	3-7	17,038	16,781
Delivery equipment	3-5	3,203	15,701
Furniture and fixtures	3-7	3,628	3,676
Computer software and hardware	3-10	12,058	9,633
Construction in progress		377	1,478
Total		88,927	102,004
Less accumulated depreciation		(49,144)	(58,692)
Net		$39,783	$43,312

The Company recognized impairment charges of $0, $17.5 million, and $21.3 million in fiscal 2021, 2020 and 2019, respectively. The $17.5 million impairment charge in fiscal 2020 primarily resulted from the previously announced exit of the Company’s Vehicle Seating and remaining Hospitality product lines, which resulted in the closure of the Company’s Dubuque, Iowa and Starkville, Mississippi manufacturing facilities, and is recorded in restructuring expense on the Company’s consolidated statements of income. The Company recorded these assets as held for sale as of June 30, 2020, see Note 6 Assets held for Sale for more information. The $21.3 million impairment charge in fiscal 2019 was primarily due to reassessment of the Company’s future deployment related to its SAP implementation and is reflected in the ERP impairment of the Company’s consolidated statements of income.

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

On April 28, 2020, the Company announced it will exit the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The Company has completed substantially all the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, the Company planned to incur pre-tax restructuring and related expenses of approximately $56 to $58 million over this two-year timeframe and listed several properties for sale. Total cumulative restructuring and related costs incurred as of June 30, 2021, was $58.7 million.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2021	2020	2019
Inventory impairment	$45	$3,241	$7,653
One-time employee termination benefits	433	2,455	3,775
Contract (recoveries) termination costs	—	(58)	249
Fixed asset impairments	—	17,482	—
Other associated costs	2,989	14,343	6,024
Total restructuring and related expenses	$3,467	$37,463	$17,701
Reported as:
Cost of goods sold	$45	$3,241	$7,653
Operating expenses	$3,422	$34,222	$10,048

Other associated costs include legal and professional fees, stock-based compensation expense for retention restricted stock units in connection with the Company’s restructuring plan, on-going facilities and transition costs.

The roll forward of the accrued restructuring costs is as follows, for the years ended June 30, 2021, 2020, and 2019:

		One-time
		Employee	Contract		Other
	Inventory	Termination	Termination	Fixed Asset	Associated
(in thousands)	Impairment	Benefits	Costs	Impairments	Costs	Total
Accrual balance at June 30, 2019	$—	$1,731	$249	$—	$4,223	$6,203
Costs incurred	3,241	2,455	(58)	17,482	14,343	37,463
Expenses paid	—	(2,573)	(81)	—	(15,409)	(18,063)
Non-cash	(3,241)	—	—	(17,482)	(2,919)	(23,642)
Accrual balance at June 30, 2020	$—	$1,613	$110	$—	$238	$1,961
Costs incurred	45	433	—	—	2,989	3,467
Expenses paid	(45)	(414)	(110)	—	(3,207)	(3,776)
Non-cash	—	(130)	—	—	—	(130)
Accrual balance at June 30, 2021	$—	$1,502	$—	$—	$20	$1,522

6. ASSETS HELD FOR SALE

During fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Dubuque, Iowa, and Starkville, Mississippi locations as part of the Company’s restructuring plan, see Note 5 Restructuring. A summary of the assets held for sale is included in the table below as of June 30, 2021.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Harrison, Arkansas	Building & building improvements	$1,000	$(1,000)	$—
	Land & land improvements	86	(36)	50
	Machinery & equipment	1,330	(1,330)	—
Starkville, Mississippi	Building & building improvements	4,615	(4,254)	361
	Land & land improvements	694	(439)	255
		$7,725	$(7,059)	$666

7.  OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2021	2020
Cash value of life insurance	$1,042	$1,033
Other	357	277
Total	$1,399	$1,310

8.  ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2021	2020
Dividends	$1,165	$567
Warranty	805	1,029
Other	3,163	3,265
Total	$5,133	$4,861

9.  CREDIT ARRANGEMENTS

The Company had an unsecured credit agreement with Wells Fargo Bank N.A. (“Wells”) that provided short-term capital financing up to $10.0 million with interest of LIBOR plus 1%. The credit agreement expired on June 30, 2020 and there was no balance outstanding as June 30, 2020. Letters of credit outstanding at Wells as of June 30, 2020, totaled $1.2 million, of which $1.3 million of the Company’s cash held at Wells was pledged as collateral.

On August 28, 2020, the Company entered into a secured $25.0 million credit facility with Dubuque Bank & Trust Company, with a two-year term and interest of 1.50% plus LIBOR, subject to a floor of 3.0%, which floor was in effect on June 30, 2021. If LIBOR is redefined or becomes unavailable, the Bank has sole discretion to substitute another index and adjust the rate spread, however it cannot materially change the total interest cost without the Company’s advance written consent. The credit facility expires on August 28, 2022. The credit facility is secured by essentially all the Company’s assets, excluding real property and requires the Company maintain compliance with certain financial and non-financial covenants. The balance of borrowings at June 30, 2021 was $3.5 million.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of June 30, 2021, totaled $1.1 million, of which $1.2 million of the Company’s cash held at Wells is pledged as collateral.

10.  INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the fiscal year 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, (the Company’s fiscal years 2019, 2020 and 2021) to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended June 30, 2020, and recorded an income tax receivable of $4.5 million for the benefit of carrying back the fiscal year 2020 NOL and an income tax receivable of $8.2M for the benefit of carryback the fiscal year 2019 NOL. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.  As of June 30, 2021, it was determined the Company has not reached a more likely than not position that the Company will realize all its deferred tax assets.  Therefore, the Company has recorded a valuation allowance against the federal and state deferred tax assets of $7.3 million.

Income tax expense was calculated based upon the following components of income (loss) before income taxes for the years ended June 30:

(in thousands)	2021	2020	2019
United States	$33,353	$(32,395)	$(42,457)
Outside the United States	(1,886)	(1,362)	(151)
Income (loss) before income taxes	$31,467	$(33,757)	$(42,608)

The income tax benefit (provision) is as follows for the years ended June 30:

(in thousands)	2021	2020	2019
Federal - current	$(5,480)	$12,668	$3,933
State and other - current	(828)	(302)	(71)
Deferred	(2,111)	(5,453)	6,141
Total	$(8,419)	$6,913	$10,003

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	4.0	3.3	4.1
Foreign rate differential	2.8	—	—
Remeasurement of deferred tax assets and valuation allowance	(3.7)	(20.0)	0.1
Beginning of year true ups	4.0	—	—
Stock FMV over Award	(1.4)	—	—
Tax rate change on net operating loss carryback related to CARES Act	—	17.2	—
Other	0.1	(1.0)	(1.7)
Effective tax rate	26.8%	20.5%	23.5%

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2021	2020
Gross unrecognized tax benefits	$640	$380
Accrued interest and penalties	195	160
Gross liabilities related to unrecognized tax benefits	$835	$540

Deferred tax assets	155	90
Valuation allowance	(155)	(90)
Net deferred tax assets	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2021	2020	2019
Balance at July 1	$380	$380	$500
Additions based on tax positions related to the current year	260	—	—
Reductions for tax positions of prior years	—	—	(120)
Balance at June 30	$640	$380	$380

The Company records interest expense and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2021, and 2020 that if recognized, would affect the effective tax rate was $0.6 million and $0.5 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2021	2020
Accounts receivable	$825	$484
Inventory	769	112
Self-insurance	35	118
Payroll and related	817	968
Accrued liabilities	1,403	3,066
Property, plant and equipment	(76)	1,445
Investment tax credit	2,158	2,164
Valuation allowance	(7,312)	(8,481)
Net operating loss carryover	388	1,085
Lease assets	(7,870)	(2,498)
Lease liabilities	8,708	3,456
Other	155	192
Total	$—	$2,111

At June 30, 2021, certain state tax attribute carryforwards of $2.5 million were available, with $0.6 million of credits expiring between 2021 and 2029, $1.6 million of credits with an indefinite carryforward period, and $4 million of state NOLs carryforward. Some of the state NOLs carryforward will have an indefinite carryforward and some will expire in varying amounts between 2025 and 2040. As of June 30, 2021, it was determined the Company has not reached a more likely than not position the Company will realize any portion of the state attribute carryforwards.  Therefore, the Company has recorded a valuation allowance against the state attribute carryforward. As of June 30, 2021, it was determined the Company has not reached a more likely than not position that the Company will realize all of its U.S. federal deferred tax assets. Therefore, the Company has a recorded a valuation allowance against its U.S federal deferred tax assets for $7.3 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2017-2020 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.

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

Total stock-based compensation expense was $3.7 million, $4.6 million and $1.4 million for fiscal years 2021, 2020 and 2019, respectively.

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTICP”)

The LTICP provides for RSUs to be awarded to officers and key employees based on performance targets set by the Compensation Committee of the Board of Directors (the “Committee”). The Company selected fully-diluted earnings per share and total shareholder return as the performance goal for the three-year performance period July 1, 2018 – June 30, 2021 (“2019-2021”). As of June 30, 2019, the performance period 2019-2021 was no longer attainable. For the July 1, 2019 – June 30, 2022 (“2020-2022”) and the July 1, 2020 – June 30, 2023 (“2021-2023”) three-year performance periods, the Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal year 2021 and 2022 as the performance goal. Since the 2019-2021 performance period is no longer attainable, only RSU’s granted for the 2020-2022 and 2021-2023 performance periods are included in the table below for the Company’s unvested LTICP RSUs during the year ended June 30, 2021:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2019	—	$—	—	$—	—	$—
Granted	49	16.90	74	16.77	123	16.82
Forfeited	(5)	16.90	(30)	16.79	(35)	16.80
Unvested as of June 30, 2020	44	$16.90	44	$16.76	88	$16.83
Granted	69	12.01	107	12.01	176	12.01
Forfeited	(6)	14.04	(9)	14.03	(15)	14.03
Unvested as of June 30, 2021	107	$13.89	142	$13.36	249	$13.59

Total unrecognized stock-based compensation related to the unvested LTICP RSUs was $1.6 million as of June 30, 2021, which is expected to be recognized over a period of 1.6 years.

(2) 2013 Omnibus Stock Plan and 2009 Stock Option Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No additional stock options can be granted under the 2009 stock option plan.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs as June 30, 2021, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2019	55	28.55
Granted	249	14.83
Vested	(83)	19.05
Forfeited	(32)	22.64
Unvested as of June 30, 2020	189	$15.24
Granted	28	32.10
Vested	(158)	16.22
Forfeited	(3)	18.10
Unvested as of June 20, 2021	56	$20.01

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs was $0.7 million as of June 30, 2021, which is expected to be recognized over a weighted average period of 1.5 years.

Options

The weighted average grant date fair value of stock options granted during fiscal years 2021, 2020, and 2019 were $6.77, $1.77, and $5.85, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	For the years ended June 30,
	2021	2020	2019
Dividend yield	3.4%	7.3%	3.5%
Expected volatility	43.2%	34.0%	32.7%
Risk-free interest rate	0.6%	0.9%	2.7%
Expected life (in years)	5	5	5

The expected volatility and expected life are determined based on historical data. The interest rate is based on U.S. Treasury risk-free rate in affect at the date of grant for the periods corresponding with the expected term of options.

A summary of the activity of the Company’s stock option plans during the years ended June 30, 2021, 2020 and 2019, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2019	225	$28.37
Granted	60	12.56
Exercised	(2)	8.55
Cancelled	(60)	30.74
Outstanding at June 30, 2020	223	$23.70
Granted	43	17.93
Exercised	(27)	21.96
Cancelled	(7)	26.14
Outstanding at June 30, 2021	232	$21.91

The following table summarizes information for options outstanding at June 30, 2021:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	104	8.1	$12.72
19.72 - 18.30	15	5.1	19.11
21.96 - 27.57	58	5.8	24.21
31.06 - 32.80	32	4.9	32.30
43.09 - 47.45	23	5.2	45.35
$9.97 - 47.45	232	6.6	$21.91

Total unrecognized stock-based compensation expense related to options was $0.02 million as of June 30, 2021, which is expected to be recognized over a period of 0.7 years.

Stock-based compensation granted outside a plan

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.05 million as of June 30, 2021, which is expected to be recognized over a period of 1.4 years.

12.  BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $1.0 million, $2.3 million, and $2.6 million in fiscal years 2021, 2020 and, 2019, respectively.

Multi-employer Pension Plans

The Company contributes to one multi-employer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees.

The Company’s participation in the current and previous defined benefit pension plans for the annual period ended June 30, 2021, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2021 and 2020 is for the plan’s year-end at December 31, 2020 and 2019, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2021	2020	Plan Status	2021	2020	2019	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$150	$157	$154	No	3/31/2022	8
Steelworkers Pension Trust	236648508	Green	Green	No	—	279	412	No	Not applicable	—
Central Pension Fund	366052390	Green	Green	No	—	3	7	No	Not applicable	—
					$150	$439	$573

With the closure of the Company’s Dubuque, Iowa and Starkville, Mississippi manufacturing facilities, the collective bargaining agreements for the Steelworkers Pension Trust and Central Pension Fund was terminated as of June 30, 2020. As of June 30, 2021, the Company has withdrawn from the Steelworkers Pension Trust and has recorded a withdrawal liability of $1.4 million for the years ending June 30, 2021, and June 30, 2020, as restructuring and related expenses, see Note 5 Restructuring.

The estimated cumulative cost to exit the Company’s Central States SE and SW Areas Pension Fund multi-employer plan was approximately $20.0 million on June 30, 2021. No liability has been recorded as of June 30, 2021, as the Company intends to continue to contribute to this plan.

13.  COMMITMENTS AND CONTINGENCIES

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount a $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  Through agreement with the EPA the statute of limitations for potential claims by the EPA was extended through September 30, 2021.The Company reflected a $3.6 million liability in the consolidated balance sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the consolidated balance sheets for the fiscal year ended June 30, 2021, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Employment Matters – The lawsuit entitled Juan Hernandez, et al. v. Flexsteel Industries, Inc. (“Hernandez I”), was filed on February 21, 2019, in the Superior Court for the County of Riverside by former employees Juan Hernandez and Richard Diaz (together, “Plaintiffs”). On April 29, 2019, Plaintiffs filed a second similarly titled lawsuit in the Superior Court for the County of Riverside (“Hernandez II”).  Hernandez II is brought by the same attorneys as Hernandez I and features a single cause of action for civil penalties under the Private Attorneys General Act (“PAGA”). The Company agreed to resolve both Hernandez I and Hernandez II in principle and on a class-wide basis for $0.5 million.  That settlement served to resolve the claims of the two Plaintiffs, as well as the approximately 270 remaining members of the class unless an individual class member asked to be excluded. The material terms of the settlement were captured in a Long-Form Settlement Agreement. The court granted final approval of the parties’ settlement in February 2021. The Company paid the final settlement amount of $0.5 million, in February 2021 and no accrued amounts remain in the consolidated balance sheets as of June 30, 2021.

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

14.  QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2021:
Net sales	$105,239	$119,106	$118,408	$136,172
Gross margin	22,815	24,378	23,124	26,413
Operating income	7,911	9,833	6,352	7,104
Net income	3,879	8,450	4,878	5,841
Earnings per share:
Basic	$0.50	$1.17	$0.70	$0.85
Diluted	$0.49	$1.13	$0.67	$0.81

	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2020:
Net sales	$100,348	$102,949	$98,821	$64,808
Gross margin	17,221	16,050	13,848	5,934
Operating income (loss)	12,683	(7,079)	(8,342)	(31,657)
Net income (loss)	9,551	(5,384)	(5,270)	(25,741)
Earnings (loss) per share:
Basic	$1.20	$(0.68)	$(0.66)	$(3.23)
Diluted	$1.17	$(0.68)	$(0.66)	$(3.23)

15.  SUBSEQUENT EVENTS

On September 8, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to a $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million of letters of credit previously issued by Lender will be treated as outstanding under the Credit Agreement. Proceeds of borrowings shall be used to refinance all indebtedness owing to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at 1.25% or 1.50% per annum plus LIBOR. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC842 guidance will be April 1, 2022, the date the lessor makes the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease term begins on June 1, 2022, and ends on May 31, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.1 million plus taxes, insurance, and common area maintenance costs.

On July 27, 2021, the Company entered into a Purchase and Sale Agreement for the sale of its Harrison, Arkansas facility (see note 6 Assets held for sale). Completion of the sale is dependent upon Buyer financing and completion of a Phase 1 environmental study.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2021. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2021.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On September 8, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to a $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million of letters of credit previously issued by Lender will be treated as outstanding under the Credit Agreement. Proceeds of borrowings shall be used to refinance all indebtedness owing to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property.

Subject to certain conditions, borrowings under the Credit Agreement bear interest at 1.25% or 1.50% per annum plus LIBOR. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement.

The Credit Agreement contains customary representations, warranties and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

The full terms and conditions of this financing are set forth in the Credit Agreement. A copy of the Credit Agreement is filed as Exhibit 10.22 hereto and is incorporated by reference herein.

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

The following financial statement schedules for the years ended June 30, 2021, 2020 and 2019 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2021, 2020 and 2019

(in thousands)	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Description
Accounts Receivable Allowances:
2021	$1,770	$1,618	$(148)	$3,240
2020	$250	$5,214	$(3,694)	$1,770
2019(1)	$290	$110	$(150)	$250

VAT Allowances:
2021	$237	$—	$(237)	$0
2020	$2,235	$—	$(1,998)	$237
2019	$—	$2,612	$(377)	$2,235

(1)The beginning balance was adjusted by $0.8 million for the adoption of Revenue Recognition ASU 2014-9.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 8, 2021		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	September 8, 2021	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer and Director (Principal Executive Officer)

Date:	September 8, 2021	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer (Principal Financial Accounting Officer)

Date:	September 8, 2021	/S/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	September 8, 2021	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	September 8, 2021	/S/ William S. Creekmuir
William S. Creekmuir
Director

Date:	September 8, 2021	/S/ Matthew A. Kaness
Matthew A. Kaness
Director

Date:	September 8, 2021	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	September 8, 2021	/S/ Kathryn P. Dickson
Kathryn P. Dickson
Director

 Exhibit Index

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 5, 2017).
4.1	Description of the Company’s common stock (incorporated by reference to Exhibit No. 4.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2019).
10.1	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement).*
10.2	Form of Notification of Award for the Cash Incentive Compensation Plan. * †
10.3	Form of Notification of Award for the Long-Term Incentive Compensation Plan.* †
10.4	Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan.* †
10.5

Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013).*

10.6	Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan.* †
10.7

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013).*

10.8	Form of Notification of Non-Statutory Stock Option Award * †
10.9	Amended and Restated Omnibus Stock Plan (incorporated by Reference to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2020).*
10.10	Form of Notification of Restricted Stock Award. †
10.11

Severance Plan for Management Employees dated October 25, 2018, including Form of Participation Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 2, 2018).*

10.12

First Amendment to the Flexsteel Industries, Inc. Severance Plan for Management Employees, dated April 15, 2020 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020). *

10.13

Form of Confidentiality and Noncompetition Agreement between the Company and Jerald K. Dittmer (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 20, 2018).*

10.14	Executive Employment Agreement, dated December 28, 2018 with Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*
10.15

Notification of Non-Statutory Stock Option Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*

10.16	Notification of Restricted Stock Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019).*
10.17

First Amendment Executive Employment Agreement between the Company and Jerald K. Dittmer, dated August 30, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019). *

10.18

Letter Agreement dated March 10, 2020 by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.19

Credit Agreement dated August 28, 2020 between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.20

Revolving Line of Credit Note dated August 28, 2020 between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.21

Security Agreement dated August 28, 2020 between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.22	Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated September 8, 2021. †

21.1	Subsidiaries of the Company. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
*	Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.
†	Filed herewith
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”