Form 10-Q
period 2021-09-30
FLEXSTEEL INDUSTRIES INC
filed 2021-10-29
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 28, 2021	6,765,770

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,995	$1,342
Trade receivables - less allowances: September 30, 2021, $3,360, June 30, 2021, $3,240	48,246	55,986
Inventories	193,700	161,125
Other	10,868	9,421
Assets held for sale	616	666
Total current assets	257,425	228,540
NONCURRENT ASSETS:
Property, plant and equipment, net	39,159	39,783
Operating lease right-of-use assets	25,915	27,057
Other assets	1,391	1,399
TOTAL ASSETS	$323,890	$296,779

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$44,948	$67,773
Current portion of operating lease liabilities	5,664	5,833
Accrued liabilities:
Payroll and related items	6,357	7,662
Insurance	2,935	3,062
Restructuring costs	1,392	1,522
Advertising	5,001	5,196
Environmental remediation	3,570	3,570
Other	6,103	5,133
Total current liabilities	75,970	99,751
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	23,412	24,317
Line of Credit	53,053	3,500
Other liabilities	1,184	1,243
Total liabilities	153,619	128,811

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,143 shares issued and 6,810 outstanding as of September 30, 2021; 8,133 shares issued and 6,848 outstanding as of June 30, 2021	8,143	8,133
Additional paid-in capital	34,917	34,015
Treasury stock, at cost; 1,333 shares and 1,284 shares as of September 30, 2021, and June 30, 2021, respectively	(33,235)	(31,320)
Retained earnings	160,446	157,140
Total shareholders' equity	170,271	167,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,890	$296,779

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
Net sales	$137,689	$105,239
Cost of goods sold	114,279	82,424
Gross margin	23,410	22,815
Selling, general and administrative expenses	18,785	14,175
Restructuring expense	152	1,381
(Gain) on disposal of assets due to restructuring	(1,400)	(652)
Operating income	5,873	7,911
Interest expense	203	—
Other expense	2	49
Income before income taxes	5,668	7,960
Income tax provision	1,315	4,081
Net income	$4,353	$3,879
Weighted average number of common shares outstanding:
Basic	6,834	7,702
Diluted	7,090	7,908
Earnings per share of common stock:
Basic	$0.64	$0.50
Diluted	$0.61	$0.49

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2021
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Stock-based compensation	3	1,159	—	—	1,162
Vesting of restricted stock units and restricted shares	7	(257)	—	—	(250)
Treasury stock purchases	—	—	(1,915)	—	(1,915)
Cash dividends declared	—	—	—	(1,047)	(1,047)
Net income	—	—	—	4,353	4,353
Balance at September 30, 2021	$8,143	$34,917	$(33,235)	$160,446	$170,271

	Three Months Ended September 30, 2020
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Stock-based compensation	2	954	—	—	956
Vesting of restricted stock units and restricted shares	55	(387)	—	—	(332)
Treasury stock purchases	—	—	(9,000)	—	(9,000)
Cash dividends declared	—	—	—	(383)	(383)
Net income	—	—	—	3,879	3,879
Balance at September 30, 2020	$8,065	$32,315	$(10,563)	$140,808	$170,625

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$4,353	$3,879
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,327	1,360
Deferred income taxes	—	2,111
Stock-based compensation expense	1,162	954
Change in provision for losses on accounts receivable	120	(25)
(Gain) on disposal of assets	(1,400)	(637)
Changes in operating assets and liabilities:
Trade receivables	7,620	(7,542)
Inventories	(32,574)	(5,173)
Other current assets	(1,449)	(2,293)
Other assets	8	13
Accounts payable - trade	(22,706)	1,054
Accrued liabilities	(726)	3,870
Other long-term liabilities	(50)	243
Net cash (used in) operating activities	(44,315)	(2,186)
INVESTING ACTIVITIES:
Purchases of investments	—	(8)
Proceeds from sales of investments	—	8
Proceeds from sale of capital assets	1,450	679
Capital expenditures	(821)	(360)
Net cash provided by investing activities	629	319
FINANCING ACTIVITIES:
Dividends paid	(1,050)	(454)
Treasury stock purchases	(1,915)	(9,000)
Proceeds from lines of credit	74,565	—
Payments on lines of credit	(25,013)	—
Shares withheld for tax payments on vested restricted shares	(248)	(329)
Net cash provided by (used in) financing activities	46,339	(9,783)
Increase (decrease) in cash and cash equivalents	2,653	(11,650)
Cash and cash equivalents at beginning of period	1,342	48,197
Cash and cash equivalents at end of period	$3,995	$36,547

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$1,074	$1,035
Right-of-use assets exchanged for lease liabilities	$—	$2,741
Interest paid	$157	$—
Income taxes paid (refunded), net	$741	$(388)
Capital expenditures in accounts payable	$(119)	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel” or “Our”) is one of the largest manufacturers, importers and online marketers of furniture products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer sales force.

COVID-19 - In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for fiscal year 2020 were impacted by COVID-19. During the year ended June 30, 2021, the Company saw improvement in our business conditions as retailers reopened and orders increased, however, we continued to see supply chain challenges faced by the furniture industry due to the limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. These supply chain issues have continued during the three months ended September 30, 2021. The COVID-19 pandemic remains fluid and the extent of the impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

BASIS OF PRESENTATION – The Consolidated Financial Statements included herein have been prepared by Flexsteel, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the Consolidated Financial
Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – In December 2019, the FASB issued ASU 2019-12 “Income Taxes Simplifying the Accounting for Income Taxes (Topic 740)” as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in this guidance were effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Effective July 1, 2021, the Company adopted Topic 740 and there was no impact to the Company’s financial statements.

2.  INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2021	2021
Raw materials	$26,460	$22,500
Work in process and finished parts	7,267	6,234
Finished goods	159,973	132,391
Total	$193,700	$161,125

3. ASSETS HELD FOR SALE

During fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas; Dubuque, Iowa; and Starkville, Mississippi locations as part of the Company’s restructuring plan, see Note 5 Restructuring. A summary of the assets held for sale as of September 30, 2021, is included in the table below.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Starkville, Mississippi	Building & building improvements	4,615	(4,254)	361
	Land & land improvements	694	(439)	255
	Total Starkville	5,309	(4,693)	616

	Total assets held for sale	$5,309	$(4,693)	$616

On September 10, 2021, the Company closed on the sale of the Harrison property resulting in net proceeds to the Company of $1.5 million after customary closing costs, prorations, and sales commissions and the Company recorded a pre-tax gain of $1.4 million which is reflected in the (gain) on disposal of assets due to restructuring in the Company’s Consolidated Statements of Income.

4.  LEASES

The Company accounts for its leases in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right of use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

On September 28, 2021, Flexsteel entered into a Warehousing Agreement, a component of which meets the definition of a lease under ASC842. The lease component includes a 241,920 square foot facility in Greencastle, Pennsylvania, and all improvements and equipment necessary to operate the facility. The lease commencement date is October 1, 2021, the date the building became available for use by the Company. The 125-month lease term began on October 1, 2021, and ends on February 28, 2034, with an option for a 5-year extension. Annual base rent under the lease is $1.8 million plus taxes, insurance, utilities, and common area maintenance costs.

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

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
Operating lease expense	$1,389	$1,074
Variable lease expense	75	69
Total lease expense	$1,464	$1,143

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,074	$1,035

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$2,741

Weighted-average remaining lease term (in years):
Operating leases	3.8	1.6

Weighted-average discount rate:
Operating leases	2.9%	3.3%

Future minimum lease payments under non-cancellable operating leases were as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
(in thousands)
Within one year	$6,591	$4,601
After one year and within two years	5,517	4,327
After two years and within three years	4,563	3,159
After three years and within four years	2,620	2,189
After four years and within five years	2,469	200
After five years	11,273	—
Total future minimum lease payments	$33,033	$14,476
Less – Discount	3,957	809
Lease liability	$29,076	$13,667

 5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. The changes were initial outcomes driven from customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over a two-year period, which included the previously announced restructuring activities on May 15, 2019. The transformation program included activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in work force. The Company has substantially completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines.

On April 28, 2020, the Company announced the exit of Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The remaining properties listed for sale as part of the footprint optimization are included in Note 3, Assets Held for Sale. The Company substantially completed the restructuring activities related to the exit of Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, the Company anticipated incurring pre-tax restructuring and related expenses of approximately $56 to $58 million over this two-year timeframe. Total cumulative restructuring and related costs incurred as of September 30, 2021, was $58.8 million.

The following is a summary of restructuring costs:

	Three Months Ended
(in thousands)	September 30, 2021	September 30, 2020
One-time employee termination benefits	—	179
Other associated costs	152	1,202
Total restructuring and related expenses	$152	$1,381
Reported as:
Operating expenses	$152	$1,381

Other associated costs include legal and professional fees, stock-based compensation expense for retention restricted stock units in connection with the Company’s restructuring plan, and ongoing facilities and transition costs.

The rollforward of the accrued restructuring costs is as follows:

	One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance at June 30, 2021	$1,502	$20	$1,522
Costs incurred	—	152	152
Expenses paid	(130)	(152)	(282)
Accrual balance at September 30, 2021	$1,372	$20	$1,392

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered into a two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with interest of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit was secured by essentially all the Company’s assets, excluding real property and required the Company maintain compliance with certain financial and non-financial covenants. There was no balance on this line of credit on September 30, 2021, and the line of credit was cancelled.

On September 8, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million of letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 1.58025% on September 30, 2021. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

As of September 30, 2021, there was $53.1 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of September 30, 2021, totaled $1.2 million.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended September 30, 2021, and September 30, 2020, were 23.2% and 51.3%, respectively.

8.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years upon vesting. Stock-based compensation is included in selling, general and administrative, and restructuring expenses on the Consolidated Statements of Income. The stock-based compensation expense included in restructuring expense were for retention RSUs in connection with the Company’s restructuring plan. Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expense for the three months ended September 30, 2021.

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Total stock-based compensation expense	$1,162	$954

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTIP”)

The LTIP provides for performance stock units (“PSUs”) to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”).  For awards under the LTIP for the three-year period ending June 30, 2022, 2023, and 2024, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal years 2022, 2023, and 2024 as the performance metric. In conjunction with each grant of PSUs, the Committee grants RSUs under the 2013 Omnibus Stock Plan that vest at the end of three years.

The table below sets forth, as of September 30, 2021, the number of unvested PSUs granted at the target performance level for the 2020-2022, 2021-2023 and 2022-2024 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time Based Vest (RSUs)		Performance Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as June 30, 2021	107	$13.89	142	$13.36	249	$13.59
Granted	27	42.50	40	42.50	67	42.50
Forfeited	—	—	—	—	—	—
Unvested as of September 30, 2021	134	$19.63	182	$19.80	316	$19.73

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.85 million as of September 30, 2021, which is expected to be recognized over a weighted average period of 1.7 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the three months ended September 30, 2021 is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 20, 2021	56	$26.81
Granted	3	42.50
Vested	(15)	27.46
Forfeited	(1)	19.77
Unvested as of September 30, 2021	43	$27.82

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.7 million as of September 30, 2021, which is expected to be recognized over a weighted average period of 1.5 years.

Options

A summary of the activity of the Company’s stock option plans as of September 30, 2021, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2021	232	$21.91
Granted	—	—
Exercised	—	—
Cancelled	(7)	45.18
Outstanding at September 30, 2021	225	$21.22

The following table summarizes information for options outstanding at September 30, 2021:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	104	7.8	$12.72
18.30 - 19.72	15	4.8	19.11
21.96 - 27.57	58	5.6	24.21
31.06 - 32.80	32	4.7	32.30
43.09 - 47.45	16	5.0	45.42
$9.97 - 47.45	225	6.4	$21.22

Total unrecognized stock-based compensation expense related to options was $0.12 million as of September 30, 2021, which is expected to be recognized over a weighted average period of 1.5 years.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.04 million as of September 30, 2021, which is expected to be recognized over a period of 1.5 years.

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

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Basic shares	6,834	7,702
Potential common shares:
Stock options	163	72
Non-vested restricted stock units and restricted shares	93	134
	256	206
Diluted shares	7,090	7,908

Anti-dilutive shares	16	200

Cash dividends declared per common share were $0.15 and $0.15 for the three months ended September 30, 2021, and September 30, 2020, respectively.

10.  LITIGATION

Environmental Matters – In March 2016, the Company received a General Notice Letter for the Lane Street Groundwater Superfund Site (the “Lane Street Site”) located in Elkhart, Indiana from the U.S. Environmental Protection Agency (EPA). In April 2016, the EPA issued their proposed clean-up plan for groundwater pollution and request for public comment. The Company responded to the request for public comment in May 2016. The EPA issued a Record of Decision selecting a remedy in August 2016 and estimated total costs to remediate of $3.6 million. In July 2017, the EPA issued a Special Notice Letter to the Company demanding that the Company perform the remedy selected and pay for the remediation cost and past response costs of $5.5 million. On October 12, 2017, the Company, after consultation with its insurance carriers, offered an amount, fully reimbursable by insurance coverage, to the EPA to resolve this matter. On November 6, 2017, the settlement offer extended on October 12, 2017, was rejected.

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  Through agreement with the EPA the statute of limitations for potential claims by the EPA was extended through November 30, 2021. The Company reflected a $3.6 million liability in the Consolidated Balance Sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the Consolidated Balance Sheets as of September 30, 2021, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

Other Proceedings – From time-to-time, the Company is subject to various other legal proceedings, including lawsuits, which arise out of, and are incidental to, the conduct of the Company’s business. The Company does not consider any of such other proceedings that are currently pending, individually or in the aggregate, to be material to its business or likely to result in a material effect on its consolidated operating results, financial condition, or cash flows.

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

Statement Regarding the Impact of the COVID-19 Pandemic

The World Health Organization (“WHO”) on March 11, 2020, declared novel coronavirus 2019 (“COVID-19”) a global pandemic.

During the quarter ended September 30, 2021, we saw improvement in our business conditions, however, we continued to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid because of the evolution of COVID-19 variants, and the extent of the ongoing impact to our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2021 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2021 and 2020. Amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2021	2020
Net sales	100.0%	100.0%
Cost of goods sold	83.0	78.3
Gross margin	17.0	21.7
Selling, general and administrative expenses	13.6	13.5
Restructuring expense	0.1	1.3
(Gain) on disposal of assets due to restructuring	(1.0)	(0.6)
Operating income	4.3	7.5
Interest expense	0.1	—
Other expense	0.0	0.0
Income before income taxes	4.2	7.6
Income tax provision	1.0	3.9
Net income	3.2%	3.7%

Results of Operations for the Quarter Ended September 30, 2021 vs. 2020

Net sales were $137.7 million for the quarter ended September 30, 2021, compared to net sales of $105.2 million in the prior year quarter, an increase of 30.8%. The increase in sales of $32.5 million was primarily driven by an increase of $35.7 million related to home furnishing products sold through retailers and offset by a decrease of $3.2 million for home furnishing products sold through e-commerce channels or a decrease of 19.7% compared to the prior year quarter.

Retail home furnishings backlog was $133 million for the quarter ended September 30, 2021, an increase of 56.5% as compared to $85 million home furnishings backlog in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended September 30, 2021, was 17.0%, compared to 21.7% for the prior year quarter, a decrease of 470 basis points (“bps”). The 470-bps decrease was primarily due to a 740-basis point decrease related to on-going supply chain issues including higher costs related to material, labor, and ocean and domestic freight, and partially offset by an increase of 270-basis points primarily related to volume, mix, and price realizations.

Selling, general and administrative (“SG&A”) expenses increased $4.6 million or 32.5% to $18.8 million in the first quarter ended September 30, 2021, as compared to $14.2 million in the first quarter of fiscal 2021. As a percentage of net sales, SG&A was 13.6% in the first quarter of fiscal 2022 compared to 13.5% of net sales in the prior year quarter. The increase in SG&A is due primarily to higher sales and phasing out the COVID-19 expense reduction initiatives that were in place in the first quarter of the prior year. This action resulted in an increase in salaries, wages, and related costs of $1.6 million and an increase in sales, marketing, and investments in growth initiatives of $3.7 million in the first quarter of fiscal year 2022. These increases were partially offset by a decrease of $0.7 million in volume efficiencies.

During the quarter ended September 30, 2021, we incurred $0.15 million of restructuring expenses primarily for ongoing utilities and maintenance costs for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $1.3 million, or an effective rate of 23.2%, and $4.1 million, or an effective rate of 51.3% during the quarter ended September 30, 2021, and September 30, 2020, respectively.

Net income was $4.35 million, or $0.61 per diluted share for the quarter ended September 30, 2021, compared to net income of $3.9 million, or $0.49 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on September 30, 2021, was $181.5 million compared to $128.7 million at June 30, 2021. The $52.8 million increase in working capital was due to an increase in cash of $2.7 million, an increase in inventory of $32.6 million, an increase in other current assets of $1.4 million, a decrease in accounts payable of $22.8 million, and a decrease in other current liabilities of $1.0 million, partially offset by a decrease of $7.7 million in trade receivables. Capital expenditures were $0.8 million and are estimated to be in the range of $11.5 to $13.5 million for the fiscal year ending June 30, 2022.

A summary of operating, investing and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2021	2020
Net cash (used in) operating activities	$(44,315)	$(2,186)
Net cash provided by investing activities	629	319
Net cash provided by (used in) financing activities	46,339	(9,783)
Increase (decrease) in cash and cash equivalents	$2,653	$(11,650)

Net cash (used in) operating activities

For the three months ended September 30, 2021, net cash used in operating activities was $44.3 million, which primarily consisted of net income of $4.4 million, adjusted for non-cash items including depreciation of $1.3 million, gain from the sale of capital assets of $1.4 million, and stock-based compensation of $1.2 million. Net cash used in operating assets and liabilities was $49.8 million. The cash used in operating assets and liabilities of $49.8 million was primarily due to an increase in inventory of $32.6 million due to continued inventory build, an increase in other current assets of $1.4 million, a decrease in accounts payable of $22.8 million and a decrease in accrued liabilities of $0.7 million, partially offset by a decrease in trade receivables of $7.7 million.

For the quarter ended September 30, 2020, net cash used in operating activities was $2.2 million, which primarily consisted of net income of $3.9 million, adjusted for non-cash depreciation of $1.4 million, gain from the sale of capital assets of $0.6 million, change in deferred income taxes of $2.1 million, and non-cash stock-based compensation of $1.0 million. Net cash used in operating assets and liabilities was $9.8 million primarily due to an increase in trade receivables of $7.5 million, an increase in inventory of $5.2 million, and an increase in other current assets of $2.3 million, partially offset by an increase in accrued liabilities of $3.9 million and accounts payable of $1.1 million.

Net cash provided by investing activities

For the three months ended September 30, 2021, net cash provided by investing activities was $0.63 million, primarily due to proceeds of $1.45 million for the sale of our Harrison, Arkansas, facility, partially offset by capital expenditures of $0.8 million.

For the quarter ended September 30, 2020, net cash provided by investing activities was $0.3 million, primarily due to proceeds of $0.7 million for the sale of one of our Harrison, Arkansas, facilities, partially offset by capital expenditures of $0.4 million.

Net cash (used in) provided by financing activities

For the three months ended September 30, 2021, net cash provided by financing activities was $46.3 million, primarily due to proceeds from lines of credit of $74.6 million, offset by payments on lines of credit of $25.0 million, $1.9 million for treasury stock purchases, dividends paid of $1.1 million, and $0.2 million for tax payments on employee vested restricted shares.

For the quarter ended September 30, 2020, net cash used in financing activities was $9.8 million, primarily due to $9.0 million for treasury stock purchases and dividends paid of $0.5 million.

Line of Credit

On September 8, 2021, the Company, as borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”) and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million of letters of credit previously issued by Lender are being treated as outstanding under the Credit Agreement. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 1.58025% on September 30, 2021. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

As of September 30, 2021, there was $53.1 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of September 30, 2021, totaled $1.2 million.

Contractual Obligations

As of September 30, 2021, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Foreign Currency Risk – During the quarters ended September 30, 2021 and 2020, the Company did not have sales, but has purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure with regard to financial instruments is changes in interest rates. On September 30, 2021, the Company had $53.1 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2021.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2021, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2020, the Company’s Board of Directors authorized a $30 million share repurchase program through October 29, 2023. The following table summarized the activity of the common stock repurchases made during the three months ended September 30, 2021. All purchases were made in the open market.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
July 1, 2021, to July 31, 2021	13,997	$35.89	536,994	$12,112,336
August 1, 2021, to August 31, 2021	17,781	35.51	554,775	11,479,990
September 1, 2021, to September 30, 2021	17,434	34.68	572,209	10,874,445
Three months ended September 30, 2021	49,212	$35.33	572,209	$10,874,445

Item 6.  Exhibits

Exhibit No.
10.1

Credit Agreement between Flexsteel Industries, Inc., and Wells Fargo Bank, National Association, dated September 8, 2021 (incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on September 8, 2021).

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 29, 2021	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)