Form 10-Q
period 2021-12-31
FLEXSTEEL INDUSTRIES INC
filed 2022-01-28
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-5151

______________________________________

FLEXSTEEL INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Incorporated in the State of Minnesota	42-0442319
(State or other Jurisdiction of	(I.R.S. Identification No.)
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of January 27, 2022	6,487,755

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2021

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	December 31,	June 30,
	2021	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,087	$1,342
Trade receivables - less allowances: December 31, 2021, $3,430, June 30, 2021, $3,240	50,001	55,986
Inventories	179,042	161,125
Other	8,399	9,421
Assets held for sale	616	666
Total current assets	242,145	228,540
NONCURRENT ASSETS:
Property, plant and equipment, net	38,495	39,783
Operating lease right-of-use assets	41,206	27,057
Other assets	1,908	1,399
TOTAL ASSETS	$323,754	$296,779

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$38,092	$67,773
Current portion of operating lease liabilities	6,665	5,833
Accrued liabilities:
Payroll and related items	5,708	7,662
Insurance	2,961	3,062
Restructuring costs	2,671	1,522
Advertising	6,190	5,196
Environmental remediation	3,570	3,570
Other	5,173	5,133
Total current liabilities	71,030	99,751
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	37,241	24,317
Lines of credit	59,734	3,500
Other liabilities	685	1,243
Total liabilities	168,690	128,811

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,153 shares issued and 6,544 outstanding as of December 31, 2021; 8,133 shares issued and 6,848 outstanding as of June 30, 2021	8,153	8,133
Additional paid-in capital	36,001	34,015
Treasury stock, at cost; 1,608 shares and 1,284 shares as of December 31, 2021, and June 30, 2021, respectively	(40,978)	(31,320)
Retained earnings	151,888	157,140
Total shareholders' equity	155,064	167,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,754	$296,779

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	$141,668	$119,106	$279,356	$224,345
Cost of goods sold	132,141	94,728	246,419	177,152
Gross margin	9,527	24,378	32,937	47,193
Selling, general and administrative expenses	17,541	18,911	36,326	33,086
Restructuring expense	622	863	774	2,244
(Gain) on disposal of assets due to restructuring	—	(5,229)	(1,400)	(5,881)
Operating (loss) income	(8,636)	9,833	(2,763)	17,744
Interest expense	223	—	426	—
Other (income)	(104)	(162)	(102)	(211)
(Loss) income before income taxes	(8,755)	9,995	(3,087)	17,955
Income tax (benefit) provision	(1,210)	1,545	105	5,626
Net (loss) income	$(7,545)	$8,450	$(3,192)	$12,329
Weighted average number of common shares outstanding:
Basic	6,682	7,246	6,758	7,475
Diluted	6,682	7,495	6,758	7,681
(Loss) earnings per share of common stock:
Basic	$(1.13)	$1.17	$(0.47)	$1.65
Diluted	$(1.13)	$1.13	$(0.47)	$1.61

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2021
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Stock-based compensation	3	1,159	—	—	1,162
Vesting of restricted stock units and restricted shares	7	(257)	—	—	(250)
Treasury stock purchases	—	—	(1,915)	—	(1,915)
Cash dividends declared	—	—	—	(1,047)	(1,047)
Net income	—	—	—	4,353	4,353
Balance at September 30, 2021	$8,143	$34,917	$(33,235)	$160,446	$170,271
Stock-based compensation	4	1,016	—	—	1,020
Vesting of restricted stock units and restricted shares	(2)	(42)			(44)
Stock options exercised	8	110	—	—	118
Treasury stock purchases	—	—	(7,743)	—	(7,743)
Cash dividends declared	—	—	—	(1,013)	(1,013)
Net (loss)	—	—	—	(7,545)	(7,545)
Balance at December 31, 2021	$8,153	$36,001	$(40,978)	$151,888	$155,064

	Six Months Ended December 31, 2020
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Stock-based compensation	2	954	—	—	956
Vesting of restricted stock units and restricted shares	55	(387)	—	—	(332)
Treasury stock purchases	—	—	(9,000)	—	(9,000)
Cash dividends declared	—	—	—	(383)	(383)
Net income	—	—	—	3,879	3,879
Balance at September 30, 2020	$8,065	$32,315	$(10,563)	$140,808	$170,625
Stock-based compensation	10	1,017	—	—	1,027
Stock options exercised	7	41	—	—	48
Treasury stock purchases	—	—	(11,013)	—	(11,013)
Cash dividends declared	—	—	—	(730)	(730)
Net income	—	—	—	8,450	8,450
Balance at December 31, 2020	$8,082	$33,373	$(21,576)	$148,528	$168,407

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Net (loss) income	$(3,192)	$12,329
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,662	2,687
Deferred income taxes	—	2,110
Stock-based compensation expense	2,182	1,983
Change in provision for losses on accounts receivable	190	1,335
(Gain) on disposal of assets	(1,887)	(5,858)
Changes in operating assets and liabilities:
Trade receivables	5,795	(15,435)
Inventories	(17,917)	(21,459)
Other current assets	1,021	6,038
Other assets	(508)	11
Accounts payable - trade	(29,521)	125
Accrued liabilities	720	4,954
Other long-term liabilities	(543)	246
Net cash (used in) operating activities	(40,998)	(10,934)
INVESTING ACTIVITIES:
Purchases of investments	—	(16)
Proceeds from sales of investments	—	16
Proceeds from the sale of capital assets	1,937	18,527
Capital expenditures	(1,535)	(663)
Net cash provided by investing activities	402	17,864
FINANCING ACTIVITIES:
Dividends paid	(3,060)	(1,535)
Treasury stock purchases	(9,658)	(20,013)
Proceeds from lines of credit	81,247	—
Payments on lines of credit	(25,013)	—
Proceeds from issuance of common stock	118	40
Shares withheld for tax payments on vested restricted shares	(293)	(323)
Net cash provided by (used in) financing activities	43,341	(21,831)
Increase (decrease) in cash and cash equivalents	2,745	(14,901)
Cash and cash equivalents at beginning of the period	1,342	48,197
Cash and cash equivalents at end of the period	$4,087	$33,296

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$3,059	$2,547
Right-of-use assets exchanged for lease liabilities	$16,814	$2,741
Interest paid	$351	$—
Income taxes (refunded), net	$(1,719)	$(5,783)
Capital expenditures in accounts payable	$(160)	$31

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2021

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel” or “Our”) is one of the largest manufacturers, importers, and online marketers of furniture products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer sales force.

COVID-19 - In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19. During the year ended June 30, 2021, the Company saw improvement in our business conditions as retailers reopened and orders increased, however, we continued to see supply chain challenges faced by the furniture industry due to the limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. These supply chain issues have continued during the three and six months ended December 31, 2021. The COVID-19 pandemic remains fluid and the extent of the impact on our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

BASIS OF PRESENTATION – The Consolidated Financial Statements included herein have been prepared by Flexsteel, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and six months ended December 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial
Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS – In December 2019, the FASB issued ASU 2019-12 “Income Taxes Simplifying the Accounting for Income Taxes (Topic 740)” as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in this guidance were effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  Effective July 1, 2021, the Company adopted Topic 740 and there was no impact on the Company’s financial statements.

2.  INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2021	2021
Raw materials	$25,920	$22,500
Work in process and finished parts	5,333	6,234
Finished goods	147,789	132,391
Total	$179,042	$161,125

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Mississippi location as part of the Company’s restructuring plan, see Note 5 Restructuring. A summary of the assets held for sale as of December 31, 2021, is included in the table below.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Starkville, Mississippi	Building & building improvements	4,615	(4,254)	361
	Land & land improvements	694	(439)	255
	Total Starkville	5,309	(4,693)	616

	Total assets held for sale	$5,309	$(4,693)	$616

4.  LEASES

The Company accounts for its leases in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company has made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance will be April 1, 2022, the date the lessor makes the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease term begins on June 1, 2022, and ends on May 31, 2034, with options for two five-year extensions. The annual base rent under the lease is $3.1 million-plus taxes, insurance, and common area maintenance costs.

On September 28, 2021, Flexsteel entered into a warehousing agreement, a component of which meets the definition of a lease under ASC 842. The lease component includes a 241,920 square foot facility in Greencastle, Pennsylvania, and all improvements and equipment necessary to operate the facility. The lease commencement date is October 1, 2021, the date the building became available for use by the Company. The 125-month lease term began on October 1, 2021, and ends on February 28, 2034, with an option for a 5-year extension. The annual base rent under the lease is $1.8 million-plus taxes, insurance, utilities, and common area maintenance costs.

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

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Operating lease expense	$1,821	$991	$3,210	$2,065
Variable lease expense	467	74	542	143
Total lease expense	$2,288	$1,065	$3,752	$2,208

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	Six Months Ended
	December 31, 2021	December 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,059	$2,547

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16,814	$2,741

Weighted-average remaining lease term (in years):
Operating leases	4.7	1.9

Weighted-average discount rate:
Operating leases	2.5%	3.3%

Future minimum lease payments under non-cancellable operating leases were as follows:

	Six Months Ended
	December 31, 2021	December 31, 2020
(in thousands)
Within one year	$7,819	$4,491
After one year and within two years	6,872	4,048
After two years and within three years	5,590	2,844
After three years and within four years	4,167	1,491
After four years and within five years	4,242	1
After five years	20,227	—
Total future minimum lease payments	$48,917	$12,875
Less – Discount	5,011	720
Lease liability	$43,906	$12,155

 5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. The changes were initial outcomes driven from customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over a two-year period, which included the previously announced restructuring activities on May 15, 2019. The transformation program included activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in the workforce. The Company has substantially completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines.

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

As a result of these planned actions, which will be complete in the fiscal year ending June 30, 2022, the Company anticipates incurring pre-tax restructuring and related expenses of approximately $60 million over this two-year timeframe. Total cumulative restructuring and related costs incurred as of December 31, 2021, were $59.4 million.

The following is a summary of restructuring costs:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Inventory impairment	$—	$45	$—	$45
One-time employee termination benefits	—	—	—	179
Other associated costs	622	863	774	2,065
Total restructuring and related expenses	$622	$908	$774	$2,289
Reported as:
Cost of goods sold	$—	$45	$—	$45
Operating expenses	$622	$863	$774	$2,244

Other associated costs include legal and professional fees, stock-based compensation expenses for retention restricted stock units in connection with the Company’s restructuring plan, and ongoing facilities and transition costs.

The roll-forward of the accrued restructuring costs is as follows:

		One-time
		Employee	Contract	Other
	Inventory	Termination	Termination	Associated
(in thousands)	Impairment	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2021	$—	$1,502	$—	$20	$1,522
Costs incurred	—	—	—	774	774
Expenses (paid) reimbursed	—	(130)	—	505	375
Accrual balance at December 31, 2021	$—	$1,372	$—	$1,299	$2,671

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered into a two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with an interest rate of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit was secured by essentially all the Company’s assets, excluding real property, and required the Company to maintain compliance with certain financial and non-financial covenants. This line of credit was subsequently canceled in the first quarter of the fiscal year 2022.

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 1.35% on December 31, 2021. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

As of December 31, 2021, there was $59.7 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of December 31, 2021, totaled $1.2 million.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended December 31, 2021, and December 31, 2020, were

13.8% and 15.5%, respectively, and for the six months ended December 31, 2021, and December 31, 2020, were (3.4%) and 31.3%, respectively. The quarter ended December 31, 2020, effective rate of 15.5% was due to a discrete tax benefit arising from the reversal of valuation allowances resulting from the gain on the sale of capital assets. The quarter ended December 31, 2021, and six months ended December 31, 2021, effective rates of 13.8% and (3.4%) were due to the tax benefit on the year-to-date loss not being recorded due to the Company’s valuation allowance position.

8.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years upon vesting. Stock-based compensation is included in selling, general and administrative, and restructuring expenses on the Consolidated Statements of Income. The stock-based compensation expense included in the restructuring expense was for retention RSUs in connection with the Company’s restructuring plan. Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expenses for the three and six months ended December 31, 2021.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Total stock-based compensation expense	$1,020	$1,029	$2,182	$1,983

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTIP”)

The LTIP provides for performance stock units (“PSUs”) to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”).  For awards under the LTIP for the three years ending June 30, 2022, 2023, and 2024, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax with a defined percentage growth in fiscal years 2022, 2023, and 2024 as the performance metric. In conjunction with each grant of PSUs, the Committee grants RSUs under the 2013 Omnibus Stock Plan that vest at the end of three years.

The table below sets forth, as of December 31, 2021, the number of unvested PSUs granted at the target performance level for the 2020-2022, 2021-2023, and 2022-2024 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as June 30, 2021	107	$13.89	142	$13.36	249	$13.59
Granted	27	42.50	40	42.50	67	42.50
Forfeited	(3)	39.49	(4)	39.49	(7)	39.49
Unvested as of December 31, 2021	131	$19.25	178	$19.39	309	$19.33

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.05 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.4 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the six months ended December 31, 2021, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 20, 2021	56	$26.81
Granted	3	42.50
Vested	(18)	28.22
Forfeited	(3)	19.98
Unvested as of December 31, 2021	38	$27.81

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.6 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.3 years.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2021, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2021	232	$21.91
Granted	—	—
Exercised	(8)	15.75
Canceled	(9)	36.58
Outstanding at December 31, 2021	215	$21.50

The following table summarizes information for options outstanding at December 31, 2021:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	8.2	$12.64
18.30 - 19.72	12	5.3	18.99
21.96 - 27.57	58	5.3	24.21
31.06 - 32.80	32	4.4	32.30
43.09 - 47.45	16	4.8	45.42
$9.97 - 47.45	215	6.4	$21.50

The total unrecognized stock-based compensation expense related to options was $0.10 million as of December 31, 2021, which is expected to be recognized over a weighted-average period of 1.2 years.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. The total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.04 million as of December 31, 2021, which is expected to be recognized over 1.3 years.

9.  EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the Long-Term Incentive Compensation Plan, and non-vested restricted stock units and restricted shares. The Company calculates the dilutive effect of outstanding options, restricted stock units, and restricted shares using the treasury stock method. Anti-dilutive options are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. In computing EPS for the three and six months ended December 31, 2021, there are no dilutive shares as the company reported a net loss.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2021	2020	2021	2020
Basic shares	6,682	7,246	6,758	7,475
Potential common shares:
Stock options	—	147	—	110
Non-vested restricted stock units and restricted shares	—	102	—	96
	—	249	—	206
Diluted shares	6,682	7,495	6,758	7,681

Anti-dilutive shares	—	63	—	91

Cash dividends declared per common share were $0.15 and $0.30 for the three and six months ended December 31, 2021, respectively, and were $0.10 and $0.15 for the three and six months ended December 31, 2020, respectively.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  Through an agreement with the EPA, the statute of limitations for potential claims by the EPA was extended through February 28, 2022. The Company reflected a $3.6 million liability in the Consolidated Balance Sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the Consolidated Balance Sheets as of December 31, 2021, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options, and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

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

Statement Regarding the Impact of the COVID-19 Pandemic

The World Health Organization (“WHO”) on March 11, 2020, declared novel coronavirus 2019 (“COVID-19”) a global pandemic. During the three and six months ended December 31, 2021, we saw improvement in our business conditions, however, we continued to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid because of the evolution of COVID-19 variants, and the extent of the ongoing impact on our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2021 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2021, and 2020. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.3	79.5	88.2	79.0
Gross margin	6.7	20.5	11.8	21.0
Selling, general and administrative expenses	12.4	15.9	13.0	14.7
Restructuring expense	0.4	0.7	0.3	1.0
(Gain) on disposal of assets due to restructuring	—	(4.4)	(0.5)	(2.6)
Operating (loss) income	(6.1)	8.3	(1.0)	7.9
Interest expense	0.2	—	0.2	—
Other (income)	(0.1)	(0.1)	(0.0)	(0.1)
(Loss) income before income taxes	(6.2)	8.4	(1.2)	8.0
Income tax (benefit) provision	(0.9)	1.3	0.0	2.5
Net (loss) income	(5.3)%	7.1%	(1.2)%	5.5%

Results of Operations for the Quarter Ended December 31, 2021, vs. 2020

Net sales were $141.7 million for the quarter ended December 31, 2021, compared to net sales of $119.1 million in the prior year’s quarter, an increase of 18.9%. The increase in sales of $22.6 million was primarily driven by an increase of $22.5 million related to home furnishing products sold through retailers as compared to the prior-year quarter. Sales growth of home furnishing products sold through e-commerce channels was flat as compared to the prior-year quarter.

Retail home furnishings backlog was $121 million for the quarter ended December 31, 2021, an increase of 20.4% as compared to the $101 million home furnishings backlog in the prior-year quarter.

Gross margin as a percent of net sales for the quarter ended December 31, 2021, was 6.7%, compared to 20.5% for the prior-year quarter, a decrease of 1,380 basis points (“bps”). The 1,380-bps decrease was primarily due to a 1,120 basis points decrease related to higher ancillary charges caused by domestic supply chain disruptions and higher per diem charges, a decrease of 140 basis points related to capacity growth investments in a third, additional manufacturing plant in Mexico and a new distribution facility in Greencastle, PA., and a decrease of 120 basis points primarily related to cost inflation for materials, labor, and transportation, partially offset by price realization.

Selling, general, and administrative (“SG&A”) expenses decreased $1.4 million to $17.5 million in the quarter ended December 31, 2021, as compared to $18.9 million in the same quarter of fiscal 2021. As a percentage of net sales, SG&A was 12.4% in the second quarter of fiscal 2022 compared to 15.9% of net sales in the prior-year quarter. The decrease of 350 basis points is primarily due to a decrease of 90 basis points in lower incentive compensation expenses, a decrease of 100 basis points of bad debt expense due to a customer bankruptcy in the prior-year quarter, and a decrease of 160 basis points due to volume leverage partially offset by growth investments.

During the quarter ended December 31, 2021, we incurred $0.62 million of restructuring expenses primarily for ongoing utilities and maintenance costs for our facilities listed as held for sale and former employee expenses. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax (benefit) was ($1.2) million, or an effective rate of 13.8%, and $1.5 million, or an effective rate of 15.5% during the quarter ended December 31, 2021, and December 31, 2020, respectively.

Net loss was ($7.5) million, or ($1.13) per diluted share for the quarter ended December 31, 2021, compared to net income of $8.5 million, or $1.13 per diluted share in the prior-year quarter.

Results of Operations for the Six Months Ended December 31, 2021, vs. 2020

Net sales were $279.4 million for the six months ended December 31, 2021, compared to net sales of $224.4 million in the prior-year six-month period, an increase of 24.5%. The increase in sales of $55.0 million was primarily driven by $58.0 million related to home furnishing products sold through retailers and partially offset by a decrease of $3.0 million for home furnishing products sold through e-commerce channels.

Gross margin as a percent of net sales for the six months ended December 31, 2021, was 11.8%, compared to 21.0% for the prior-year six-month period, a decrease of 920 bps. The 920 bps increase was primarily driven by the same factors discussed above for the quarter ended December 31, 2021.

Selling, general and administrative expenses increased $3.2 million in the six months ended December 31, 2021, compared to the prior-year six-month period. As a percentage of net sales, SG&A was 13.0% in the six months ended December 31, 2021, compared to the prior-year six-month period of 14.7%. The 170 bps decrease was primarily due to the same factors discussed above for the quarter ended December 31, 2021, and partially offset by phasing out the COVID-19 expense reduction initiatives in the prior-year quarter. The six-month period ended December 31, 2020, included a $1.3 million bad debt expense due to a customer bankruptcy.

Restructuring expenses were $0.77 million during the six months ended December 31, 2021, primarily for former employee expenses and for ongoing utilities and maintenance costs for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the six months ended December 31, 2021, we completed the sale of one of our Harrison, Arkansas facilities, resulting in total net proceeds of $1.45 million, and a total gain of $1.4 million.

During the six months ended December 31, 2020, we completed the sale of our Dubuque, Iowa, Lancaster, Pennsylvania, and one of our Harrison, Arkansas facilities, resulting in total net proceeds of $16.4 million, and a total gain of $5.9 million.

Income tax expense was $0.1 million, or an effective rate of (3.4%), during the six months ended December 31, 2021, compared to income tax expense of $5.6 million in the prior-year six-month period, or an effective tax rate of 31.3%.

Net loss was ($3.2) million, or ($0.47) per diluted share for the six months ended December 31, 2021, compared to net income of $12.3 million, or $1.61 per diluted share in the prior-year six-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on December 31, 2021 was $171.1 million compared to $128.7 million on June 30, 2021. The $42.4 million increase in working capital was due to an increase in cash of $2.7 million, an increase in inventory of $17.9 million, a decrease in accounts payable of $29.7 million, an increase in other current liabilities of $1.8 million, a decrease in other current assets of $0.1 million, partially offset by a decrease of $6.0 million in trade receivables. Capital expenditures were $1.54 million and are estimated to be in the range of $10.5 to $12.5 million for the fiscal year ending June 30, 2022.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2021	2020
Net cash (used in) operating activities	$(40,998)	$(10,934)
Net cash provided by investing activities	402	17,864
Net cash provided by (used in) financing activities	43,341	(21,831)
Increase (decrease) in cash and cash equivalents	$2,745	$(14,901)

Net cash (used in) operating activities

For the six months ended December 31, 2021, net cash used in operating activities was $41.0 million, which primarily consisted of net loss of ($3.2) million, adjusted for non-cash items including depreciation of $2.7 million, gain from the sale of capital assets of $1.9 million, stock-based compensation of $2.2 million, and provisions for losses of $0.2 million. Net cash used in operating assets and liabilities was $41.0 million and was primarily due to an increase in inventory of $17.9 million due to continued inventory build, a decrease in accounts payable of $29.5 million, an increase in other current assets of $0.5 million, an increase in other liabilities of $0.1 million, and partially offset by a decrease in trade receivables of $5.8 million.

For the six months ended December 31, 2020, net cash used in operating activities was $10.9 million, which primarily consisted of net income of $12.4 million, adjusted for non-cash items including, depreciation of $2.7 million, gain from the sale of capital assets of $5.9 million, change in deferred income taxes of $2.1 million, stock-based compensation of $2.0, million and bad debt expense of $1.3 million. Net cash used in operating assets and liabilities was $25.5 million and was primarily due to an increase in trade receivables of $15.4 million due to higher sales, an increase in inventory of $21.4 million due to inventory build for the third and fourth quarter, partially offset by an increase in accrued liabilities of $5.0 million and a decline in other current assets of $6.0 million, primarily due to an income tax refund.

Net cash provided by investing activities

For the six months ended December 31, 2021, net cash provided by investing activities was $0.40 million, primarily due to proceeds of $1.94 million for the sale of our Harrison, AR, facility and the sale of our transportation fleet equipment, partially offset by capital expenditures of $1.54 million.

For the six months ended December 31, 2020, net cash provided by investing activities was $17.9 million, primarily due to proceeds of $18.5 million for the sale of our Dubuque, IA and Lancaster, PA, facilities and one of our Harrison, AR facilities, partially offset by capital expenditures of $0.7 million.

Net cash (used in) provided by financing activities

For the six months ended December 31, 2021, net cash provided by financing activities was $43.3 million, primarily due to proceeds from lines of credit of $81.3 million, offset by payments on lines of credit of $25.0 million, $9.7 million for treasury stock purchases, dividends paid of $3.1 million, and $0.2 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

For the six months ended December 31, 2020, net cash used in financing activities was $21.8 million, primarily due to $20.0 million for treasury stock purchases and dividends paid of $1.5 million.

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5,000,000 which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 1.35% on December 31, 2021. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

As of December 31, 2021, there was $59.7 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of December 31, 2021, totaled $1.2 million.

Contractual Obligations

As of December 31, 2021, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, and equity prices. As discussed below, the management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, disruptions associated with shipping distances, and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties, tariffs, and taxes on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, decrease sales, increase costs and decrease earnings.

Foreign Currency Risk – During the quarters ended December 31, 2021, and 2020, the Company did not have sales, but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On December 31, 2021, the Company had $59.7 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2021.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2021, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Cautionary Statement Relevant to Forward-Looking Information for “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Company and its representatives may from time to time make written or oral forward-looking statements concerning long-term goals or anticipated results of the Company, including statements contained in the Company’s filings with the Securities and Exchange Commission and its reports to stockholders.

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, timing to implement restructuring, the impact of the COVID-19 pandemic and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2020, the Company’s Board of Directors authorized a $30 million share repurchase program (“October 2020 Plan”) through October 29, 2023. On January 20, 2022, the Board of Directors approved a new repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025.

The following table summarizes the activity of the common stock repurchases made under the October 2020 Plan during the three months ended December 31, 2021.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
October 1, 2021, to October 31, 2021	66,326	$30.40	638,535	$8,858,135
November 1, 2021, to November 30, 2021	124,944	28.58	763,479	5,287,672
December 1, 2021, to December 31, 2021	85,611	27.77	847,557	2,941,456
Three months ended December 31, 2021 (1)	276,881	$28.76	847,557	$2,941,456

(1)Includes 1,533 shares surrendered for payment of withholding taxes in connection with the vesting of restricted stock. All other purchases were made in the open market.

Item 6.  Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws, Dated December 8, 2021 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 8, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	January 28, 2022	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)