Form 10-Q
period 2022-03-31
FLEXSTEEL INDUSTRIES INC
filed 2022-04-29
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 28, 2022	5,562,867

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,403	$1,342
Trade receivables - less allowances: March 31, 2022, $3,460, June 30, 2021, $3,240	44,524	55,986
Inventories	154,118	161,125
Other	6,882	9,421
Assets held for sale	616	666
Total current assets	209,543	228,540
NONCURRENT ASSETS:
Property, plant and equipment, net	38,723	39,783
Operating lease right-of-use assets	39,695	27,057
Other assets	1,917	1,399
TOTAL ASSETS	$289,878	$296,779

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$39,274	$67,773
Current portion of operating lease liabilities	6,495	5,833
Accrued liabilities:
Payroll and related items	6,185	7,662
Insurance	2,955	3,062
Restructuring costs	2,454	1,522
Advertising	4,333	5,196
Environmental remediation	3,570	3,570
Other	5,876	5,133
Total current liabilities	71,142	99,751
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	35,955	24,317
Lines of credit	41,593	3,500
Other liabilities	588	1,243
Total liabilities	149,278	128,811

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,159 shares issued and 5,656 outstanding as of March 31, 2022; 8,133 shares issued and 6,848 outstanding as of June 30, 2021	8,159	8,133
Additional paid-in capital	35,364	34,015
Treasury stock, at cost; 2,503 shares and 1,284 shares as of March 31, 2022, and June 30, 2021, respectively	(59,278)	(31,320)
Retained earnings	156,355	157,140
Total shareholders' equity	140,600	167,968
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$289,878	$296,779

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	$140,408	$118,408	$419,765	$342,753
Cost of goods sold	118,337	95,284	364,757	272,436
Gross margin	22,071	23,124	55,008	70,317
Selling, general and administrative expenses	16,316	16,292	52,642	49,378
Restructuring (income) expense	(59)	480	715	2,724
(Gain) on disposal of assets due to restructuring	—	—	(1,400)	(5,881)
Operating income	5,814	6,352	3,051	24,096
Interest expense	176	—	602	—
Other (income)	(14)	(59)	(116)	(270)
Income before income taxes	5,652	6,411	2,565	24,366
Income tax provision	336	1,533	441	7,159
Net income	$5,316	$4,878	$2,124	$17,207
Weighted average number of common shares outstanding:
Basic	6,330	6,998	6,615	7,316
Diluted	6,494	7,270	6,842	7,551
Earnings per share of common stock:
Basic	$0.84	$0.70	$0.32	$2.35
Diluted	$0.82	$0.67	$0.31	$2.28

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2022
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Stock-based compensation	3	1,159	—	—	1,162
Vesting of restricted stock units and restricted shares	7	(257)	—	—	(250)
Treasury stock purchases	—	—	(1,915)	—	(1,915)
Cash dividends declared	—	—	—	(1,047)	(1,047)
Net income	—	—	—	4,353	4,353
Balance on September 30, 2021	$8,143	$34,917	$(33,235)	$160,446	$170,271
Stock-based compensation	4	1,016	—	—	1,020
Vesting of restricted stock units and restricted shares	(2)	(42)			(44)
Stock options exercised	8	110	—	—	118
Treasury stock purchases	—	—	(7,743)	—	(7,743)
Cash dividends declared	—	—	—	(1,013)	(1,013)
Net (loss)	—	—	—	(7,545)	(7,545)
Balance on December 31, 2021	$8,153	$36,001	$(40,978)	$151,888	$155,064
Stock-based compensation	6	(637)	—	—	(631)
Treasury stock purchases	—	—	(18,300)	—	(18,300)
Cash dividends declared	—	—	—	(849)	(849)
Net income	—	—	—	5,316	5,316
Balance on March 31, 2022	$8,159	$35,364	$(59,278)	$156,355	$140,600

	Nine Months Ended March 31, 2021
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Stock-based compensation	2	954	—	—	956
Vesting of restricted stock units and restricted shares	55	(387)	—	—	(332)
Treasury stock purchases	—	—	(9,000)	—	(9,000)
Cash dividends declared	—	—	—	(383)	(383)
Net income	—	—	—	3,879	3,879
Balance at September 30, 2020	$8,065	$32,315	$(10,563)	$140,808	$170,625
Stock-based compensation	10	1,017	—	—	1,027
Stock options exercised	7	41	—	—	48
Treasury stock purchases	—	—	(11,013)	—	(11,013)
Cash dividends declared	—	—	—	(730)	(730)
Net income	—	—	—	8,450	8,450
Balance at December 31, 2020	$8,082	$33,373	$(21,576)	$148,528	$168,407
Stock-based compensation	3	772	—	—	775
Vesting of restricted stock units and restricted shares	40	(1,045)	—	—	(1,005)
Treasury stock purchases	—	—	(8,472)	—	(8,472)
Cash dividends declared	—	—	—	(1,057)	(1,057)
Net income	—	—	—	4,878	4,878
Balance at March 31, 2021	$8,125	$33,100	$(30,048)	$152,349	$163,526

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$2,124	$17,207
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,983	3,938
Deferred income taxes	—	2,111
Stock-based compensation expense	1,551	2,758
Change in provision for losses on accounts receivable	220	1,280
Change in reserve for VAT receivable	—	(237)
(Gain) on disposal of assets	(1,887)	(5,858)
Changes in operating assets and liabilities:
Trade receivables	11,242	(13,294)
Inventories	7,007	(38,883)
Other current assets	2,539	8,589
Other assets	(518)	(74)
Accounts payable - trade	(28,556)	4,065
Accrued liabilities	(959)	2,140
Other long-term liabilities	(655)	857
Net cash (used in) operating activities	(3,909)	(15,401)
INVESTING ACTIVITIES:
Purchases of investments	—	(24)
Proceeds from sales of investments	—	23
Proceeds from the sale of capital assets	1,937	18,527
Capital expenditures	(2,867)	(1,957)
Net cash (used in) provided by investing activities	(930)	16,569
FINANCING ACTIVITIES:
Dividends paid	(3,060)	(2,620)
Treasury stock purchases	(27,958)	(28,485)
Proceeds from lines of credit	148,589	—
Payments on lines of credit	(110,496)	—
Proceeds from issuance of common stock	118	40
Shares withheld for tax payments on vested restricted shares	(293)	(1,329)
Net cash provided by (used in) financing activities	6,900	(32,394)
Increase (decrease) in cash and cash equivalents	2,061	(31,226)
Cash and cash equivalents at beginning of the period	1,342	48,197
Cash and cash equivalents at end of the period	$3,403	$16,971

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$4,515	$2,621
Right-of-use assets exchanged for lease liabilities	$16,814	$22,850
Interest paid	$546	$—
Income taxes (refunded), net	$(1,278)	$(7,038)
Capital expenditures in accounts payable	$56	$14

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2022

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

COVID-19 - In March 2020, a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory business closures and orders to shelter in place. The Company’s business operations and financial performance for the fiscal year 2020 were impacted by COVID-19. During the year ended June 30, 2021, the Company saw improvement in our business conditions as retailers reopened and orders increased, however, we continued to see supply chain challenges faced by the furniture industry due to the limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. These supply chain issues have continued during the three and nine months ended March 31, 2022. The COVID-19 pandemic remains fluid and the extent of the impact on our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

BASIS OF PRESENTATION – The Consolidated Financial Statements included herein have been prepared by Flexsteel, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and nine months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial
Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, appropriately represent, in all material respects, the current status of accounting policies and are incorporated by reference.

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

2.  INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2022	2021
Raw materials	$19,014	$22,500
Work in process and finished parts	5,059	6,234
Finished goods	130,045	132,391
Total	$154,118	$161,125

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Mississippi location as part of the Company’s restructuring plan, see Note 5 Restructuring. A summary of the assets held for sale as of March 31, 2022, is included in the table below.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance will be May 1, 2022, the date the lessor makes the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease term begins on June 1, 2022, and ends on May 31, 2034, with options for two five-year extensions. The annual base rent under the lease is $3.1 million-plus taxes, insurance, and common area maintenance costs.

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

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$1,805	$1,491	$5,015	$3,556
Variable lease expense	177	78	719	221
Total lease expense	$1,982	$1,569	$5,734	$3,777

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	Nine Months Ended
	March 31, 2022	March 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,515	$2,621

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16,814	$22,850

Weighted-average remaining lease term (in years):
Operating leases	4.4	3.2

Weighted-average discount rate:
Operating leases	3.2%	3.3%

Future minimum lease payments under non-cancellable operating leases were as follows:

	Nine Months Ended
	March 31, 2022	March 31, 2021
(in thousands)
Within one year	$7,619	$6,919
After one year and within two years	6,538	5,868
After two years and within three years	5,412	4,854
After three years and within four years	4,186	3,691
After four years and within five years	4,260	2,445
After five years	19,309	12,516
Total future minimum lease payments	$47,324	$36,293
Less – Discount	4,874	4,350
Lease liability	$42,450	$31,943

 5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. The changes were initial outcomes driven by customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019.

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

On April 28, 2020, the Company announced the exit of Vehicle Seating, and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The remaining properties listed for sale as part of the footprint optimization are included in Note 3, Assets Held for Sale. The Company substantially completed the restructuring activities related to the exit of Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, which will be complete in the fiscal year ending June 30, 2022, the Company anticipates incurring pre-tax restructuring and related expenses of approximately $60 million over this two-year timeframe. Total cumulative restructuring and related costs incurred as of March 31, 2022, were $59.3 million.

The following is a summary of restructuring costs:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Inventory impairment	$—	$—	$—	$45
One-time employee termination benefits	(211)	—	(211)	179
Other associated costs	152	480	926	2,545
Total restructuring and related expenses	$(59)	$480	$715	$2,769
Reported as:
Cost of goods sold	$—	$—	$—	$45
Operating expenses	$(59)	$480	$715	$2,724

One-time employee termination benefits include costs for employee separation benefits. During the quarter ended March 31, 2022, the Company recorded a decrease in a pension plan liability that resulted in an expense reduction of $0.2 million. Other associated costs include legal and professional fees, stock-based compensation expenses for employee retention in connection with the Company’s restructuring plan, and ongoing facilities and transition costs.

The roll-forward of the accrued restructuring costs is as follows:

	One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance on June 30, 2021	$1,502	$20	$1,522
(Income) costs incurred	(211)	926	715
Expenses reimbursed (paid)	1,145	(928)	217
Accrual balance on March 31, 2022	$2,436	$18	$2,454

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered a two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with an interest rate of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit was secured by essentially all the Company’s assets, excluding real property, and required the Company to maintain compliance with certain financial and non-financial covenants. This line of credit was subsequently canceled in the first quarter of the fiscal year 2022.

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lender’s party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 1.70% on March 31, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

As of March 31, 2022, there was $41.6 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of March 31, 2022, totaled $1.2 million.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended March 31, 2022, and March 31, 2021, were 5.9% and 23.9%, respectively, and for the nine months ended March 31, 2022, and March 31, 2021, was 17.2% and 29.4%, respectively. The quarter ended March 31, 2022, and nine months ended March 31, 2022, effective rates of 5.9% and 17.2%, respectively, were primarily due to the release of a portion of the prior year’s uncertain tax positions.

8.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years upon vesting. Stock-based compensation is included in selling, general and administrative, and restructuring expenses on the Consolidated Statements of Income. The stock-based compensation expense included in the restructuring expense was for the retention RSUs in connection with the Company’s restructuring plan. Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expenses for the three and nine months ended March 31, 2022.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Total stock-based compensation expense	$(631)	$775	$1,551	$2,758

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

The table below sets forth, as of March 31, 2022, the number of unvested PSUs granted at the target performance level for the 2020-2022, 2021-2023, and 2022-2024 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as June 30, 2021	107	$13.89	142	$13.36	249	$13.59
Granted	27	42.35	41	42.35	68	42.35
Forfeited	(6)	38.29	(9)	38.28	(15)	38.28
Unvested as of March 31, 2022	128	$18.87	174	$18.96	302	$18.92

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.6 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 1.2 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the nine months ended March 31, 2022, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 20, 2021	56	$26.81
Granted	3	42.50
Vested	(18)	28.22
Forfeited	(6)	23.99
Unvested as of March 31, 2022	35	$27.79

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.4 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 1 year.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2022, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2021	232	$21.91
Granted	—	—
Exercised	(8)	15.75
Canceled	(9)	36.58
Outstanding at March 31, 2022	215	$21.50

The following table summarizes information for options outstanding at March 31, 2022:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	7.9	$12.64
18.30 - 19.72	12	5.1	18.99
21.96 - 27.57	58	5.1	24.21
31.06 - 32.80	32	3.7	32.30
43.09 - 47.45	16	4.5	45.42
$9.97 - 47.45	215	6.1	$21.50

The total unrecognized stock-based compensation expense related to options was $0.08 million as of March 31, 2022, which is expected to be recognized over a weighted-average period of 1 year.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. The total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.03 million as of March 31, 2022, which is expected to be recognized over 1 year.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2022	2021	2022	2021
Basic shares	6,330	6,998	6,615	7,316
Potential common shares:
Stock options	87	165	126	130
Non-vested restricted stock units and restricted shares	77	107	101	105
	164	272	227	235
Diluted shares	6,494	7,270	6,842	7,551

Anti-dilutive shares	76	26	48	63

Cash dividends declared per common share were $0.15 and $0.45 for the three and nine months ended March 31, 2022, respectively, and were $0.15 and $0.30 for the three and nine months ended March 31, 2021, respectively.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directs the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, is the estimated cost of remedial work.  The Company believes that financial assurance is not required because it meets the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.  Through an agreement with the EPA, the statute of limitations for potential claims by the EPA was extended through June 30, 2022. The Company reflected a $3.6 million liability in the Consolidated Balance Sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the Consolidated Balance Sheets as of March 31, 2022, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30). The Company continues to evaluate the Order, its legal options, and insurance coverages to assert its defense and recovery of current and future expenses related to this matter.

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

Statement Regarding the Impact of the COVID-19 Pandemic

The World Health Organization (“WHO”) on March 11, 2020, declared novel coronavirus 2019 (“COVID-19”) a global pandemic. During the three and nine months ended March 31, 2022, we saw improvement in our business conditions, however, we continued to see supply chain challenges faced by the furniture industry due to limited availability of ocean containers and significant increases in ocean container rates, limited availability and inflationary pressures in key materials, and labor shortages both in Asia and the United States. The COVID-19 pandemic remains fluid because of the evolution of COVID-19 variants, and the extent of the ongoing impact on our business may be significant, however, we are unable to predict the extent or nature of these impacts at this time.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2021 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2022, and 2021. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	84.3	80.5	86.9	79.5
Gross margin	15.7	19.5	13.1	20.5
Selling, general and administrative expenses	11.6	13.8	12.5	14.4
Restructuring (income) expense	(0.0)	0.4	0.2	0.8
(Gain) on disposal of assets due to restructuring	—	—	(0.3)	(1.7)
Operating income	4.1	5.4	0.7	7.0
Interest expense	0.1	—	0.1	—
Other (income)	(0.0)	(0.0)	(0.0)	(0.1)
Income before income taxes	4.0	5.4	0.6	7.1
Income tax provision	0.2	1.3	0.1	2.1
Net income	3.8%	4.1%	0.5%	5.0%

Results of Operations for the Quarter Ended March 31, 2022 vs. 2021

Net sales were $140.4 million for the quarter ended March 31, 2022, compared to net sales of $118.4 million in the prior year’s quarter, an increase of 18.6%. Sales of products sold through retailers grew by $22.9 million primarily driven by pricing and a strong order backlog at the start of the quarter. Sales of products sold through the e-commerce channels decreased by $0.9 million for the quarter ended March 31, 2022, as compared to the prior year’s quarter.

The retail backlog was $99 million for the quarter ended March 31, 2022, a decrease of 29.3% as compared to the $140 million retail backlogs in the prior-year quarter.

Gross margin as a percent of net sales for the quarter ended March 31, 2022, was 15.7%, compared to 19.5% for the prior-year quarter, a decrease of 380 basis points (“bps”). The 380-bps decrease was primarily due to a 160-bps decrease related to ancillary charges caused by domestic supply chain disruptions and higher per diem charges, a decrease of 130-bps related to capacity growth investments in a third additional manufacturing plant in Mexico, and a new distribution facility in Greencastle, PA., and a decrease of 90-bps primarily related to cost inflation for materials, labor, and transportation, partially offset by price realization.

Selling, general, and administrative (“SG&A”) expenses were flat at $16.3 million in the quarter ended March 31, 2022, as compared to the same quarter of the fiscal year 2021. As a percentage of net sales, SG&A was 11.6% in the third quarter of fiscal 2022 compared to 13.8% of net sales in the prior-year quarter. The decrease of 220-bps is primarily due to a decrease of 90-bps in lower incentive compensation expenses, and a decrease of 130-bps due to volume and price leverage, leverage partially offset by capacity growth investments.

During the quarter ended March 31, 2022, we recorded $0.06 million of restructuring expense reduction primarily from a change in a previously recorded pension liability. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $0.3 million, or an effective rate of 5.9%, and $1.5 million, or an effective rate of 23.9% during the quarter ended March 31, 2022, and March 31, 2021, respectively.

Net income was $5.3 million, or $0.82 per diluted share for the quarter ended March 31, 2022, compared to net income of $4.9 million, or $0.67 per diluted share in the prior-year quarter.

Results of Operations for the Nine Months Ended March 31, 2022 vs. 2021

Net sales were $419.8 million for the nine months ended March 31, 2022, compared to net sales of $342.8 million in the prior-year nine-month period, an increase of 22.5%. The increase in sales of $77.0 million was primarily driven by pricing and a strong order backlog at the beginning of the fiscal year. Sales of products sold through the e-commerce channels decreased by $4.0 million for the nine months ended March 31, 2022, compared to the prior year’s nine-month period.

Gross margin as a percent of net sales for the nine months ended March 31, 2022, was 13.1%, compared to 20.5% for the prior-year nine-month period, a decrease of 740-bps. The 740-bps decrease was primarily driven by a decrease of 600-bps due to ancillary charges caused by domestic supply chain disruptions and higher per diem charges, a decrease of 110-bps related to capacity growth investments in a third, additional manufacturing plant in Mexico, and a new distribution facility in Greencastle, PA., and a decrease of 30-bps primarily related to cost inflation for materials, labor, and transportation, partially offset by price realization.

Selling, general and administrative expenses increased by $3.3 million in the nine months ended March 31, 2022, compared to the prior-year nine-month period. As a percentage of net sales, SG&A was 12.5% in the nine months ended March 31, 2022, compared to the prior-year nine-month period of 14.4%. The 190-bps decrease was primarily due to a decrease of 60-bps in lower incentive compensation expenses, a decrease of 300-bps due to volume and price leverage, and an increase of 170-bps for growth initiative investments.

Restructuring expenses were $0.7 million during the nine months ended March 31, 2022, primarily for former employee expenses and for ongoing utilities and maintenance costs for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the nine months ended March 31, 2022, we completed the sale of one of our Harrison, Arkansas facilities, resulting in total net proceeds of $1.45 million, and a total gain of $1.4 million.

During the nine months ended March 31, 2021, we completed the sale of our Dubuque, Iowa, Lancaster, Pennsylvania, and one of our Harrison, Arkansas facilities, resulting in total net proceeds of $16.4 million, and a total gain of $5.9 million.

Income tax expense was $0.4 million, or an effective rate of 17.2%, during the nine months ended March 31, 2022, compared to income tax expense of $7.2 million in the prior-year nine-month period, or an effective tax rate of 29.4%.

Net income was $2.1 million, or $0.31 per diluted share for the nine months ended March 31, 2022, compared to net income of $17.2 million, or $2.28 per diluted share in the prior-year nine-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on March 31, 2022, was $138.4 million compared to $128.8 million on June 30, 2021. The $9.6 million increase in working capital was due to an increase in cash of $2.1 million, a decrease in accounts payable of $28.5 million, and a decrease in other current liabilities of $0.1 million, partially offset by a decrease of $11.5 million in trade receivables, a decrease in inventory of $7.0 million, and a decrease of other current assets of $2.6 million. Capital expenditures were $2.9 million and are estimated to be in the range of $7 to $9 million for the fiscal year ending June 30, 2022.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2022	2021
Net cash (used in) operating activities	$(3,909)	$(15,401)
Net cash (used in) provided by investing activities	(930)	16,569
Net cash provided by (used in) financing activities	6,900	(32,394)
Increase (decrease) in cash and cash equivalents	$2,061	$(31,226)

Net cash (used in) operating activities

For the nine months ended March 31, 2022, net cash used in operating activities was $3.9 million, which primarily consisted of net income of $2.1 million, adjusted for non-cash items including depreciation of $4.0 million, gain from the sale of capital assets of $1.9 million, stock-based compensation of $1.6 million, and provisions for losses of $0.2 million. Net cash used in operating assets and liabilities was $9.9 million and was primarily due to a decrease in accounts payable of $28.5 million, and a decrease in other liabilities of $1.6 million partially offset by a decrease in trade receivables of $11.2 million, a decrease in inventory of $7.0 million, and a decrease in other current assets of $2.0 million,

For the nine months ended March 31, 2021, net cash used in operating activities was $15.4 million, which primarily consisted of net income of $17.2 million, adjusted for non-cash items including, depreciation of $3.9 million, gain from the sale of capital assets of $5.9 million, change in deferred income taxes of $2.1 million, stock-based compensation of $2.8 million and bad debt expense of $1.3 million. Net cash used in operating assets and liabilities was $36.6 million. The cash used in operating assets and liabilities of $36.6 million, was primarily due to an increase in trade receivables of $13.3 million due to higher sales, an increase in inventory of $38.9 million due to inventory build for the fourth quarter, and beginning of fiscal 2022, partially offset by a decline in other current assets primarily due to receipt of an income tax refund of $10.4 million and increases in accounts payable of $4.1 million and accrued liabilities of $1.2 million.

Net cash (used in) provided by investing activities

For the nine months ended March 31, 2022, net cash used by investing activities was $0.9 million, primarily due to capital expenditures of $2.8 million partially offset by proceeds of $1.9 million for the sale of our Harrison, AR, facility, and the sale of our transportation fleet equipment.

For the nine months ended March 31, 2021, net cash provided by investing activities was $16.6 million, primarily due to proceeds of $18.5 million for the sale of our Dubuque, IA and Lancaster, PA, facilities and one of our Harrison, Arkansas facilities, partially offset by capital expenditures of $2.0 million.

Net cash provided by (used in) financing activities

For the nine months ended March 31, 2022, net cash provided by financing activities was $6.9 million, primarily due to proceeds from lines of credit of $148.6 million, offset by payments on lines of credit of $110.5 million, $27.9 million for treasury stock purchases, dividends paid of $3.1 million, and $0.2 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

For the nine months ended March 31, 2021, net cash used in financing activities was $32.4 million, primarily due to $28.5 million for treasury stock purchases, dividends paid of $2.6 million, and $1.3 million for tax payments on employee vested restricted shares.

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all of its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 1.70% on March 31, 2022. If LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00:1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

As of March 31, 2022, there was $41.6 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at Wells Fargo Bank N.A. (“Wells”) as of March 31, 2022, totaled $1.2 million.

Contractual Obligations

As of March 31, 2022, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2021.

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

Foreign Currency Risk – During the quarters ended March 31, 2022, and 2021, the Company did not have sales, but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On March 31, 2022, the Company had $41.6 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2022.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain important factors could cause our results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, inflation, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, the impact of the COVID-19 pandemic and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2020, the Company’s Board of Directors authorized a $30 million share repurchase program (“October 2020 Plan”) through October 29, 2023. The Company completed the share repurchases of the October 22, 2020, plan in February, 2022. On January 20, 2022, the Board of Directors approved a new repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025.

The following table summarizes the activity of the common stock repurchases made during the three months ended March 31, 2022.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
January 1, 2022, to January 31, 2022	88,540	$26.31	936,097	$30,607,857
February 1, 2022, to February 28, 2022	24,989	24.28	961,086	30,000,000
March 1, 2022, to March 31, 2022	780,680	18.76	1,741,766	15,323,900
Three months ended March 31, 2022 (1)	894,209	$19.66	1,741,766	$15,323,900

(1) Excludes 34,871 shares purchased with cash in March 2022, with trade settlements after March 31, 2022.

Item 6.  Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	April 29, 2022	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)