Form 10-K
period 2022-06-30
FLEXSTEEL INDUSTRIES INC
filed 2022-08-26
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-K

______________________________________

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of August 25, 2022	5,303,490

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2021 (which was the last business day of the registrant’s most recently completed second quarter) was $135,238,895.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2022 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Item 1.  Business

General

Flexsteel Industries, Inc., and Subsidiaries (the “Company”) is one of the largest manufacturers, importers, and marketers of residential furniture products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining rocking chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, kitchen storage, bedroom furniture, and outdoor furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and direct sales force.

The Company operates in one reportable segment, furniture products. The Company’s furniture products business involves the distribution of manufactured and imported products consisting of a broad line of furniture for the residential market. In fiscal 2020, the Company substantially completed its exit from the Commercial Office and custom design Hospitality product lines which served contract markets. During fiscal 2021, the Company substantially completed its restructuring activities related to the exit of its Vehicle Seating and the remainder of its Hospitality product lines, which also served contract markets. Set forth below is information for the past three fiscal years showing the Company’s net sales attributable to each of the areas of application:

	For the years ended June 30,
(in thousands)	2022	2021	2020
Residential	$543,447	$476,519	$331,879
Contract	835	2,406	35,047
	$544,282	$478,925	$366,926

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2022, the Company operated manufacturing facilities located in Dublin, Georgia, and Juarez, Mexico. These ongoing manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Competition

The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominate the market. The Company competes in markets with a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than the Company. The Company’s products compete based on style, quality, price, delivery, service and durability. The Company believes its patented, guaranteed-for-life Blue Steel Spring, manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, delivery, service, value and experienced production, sales, marketing and management teams, are some of its competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company has minimal export sales. On June 30, 2022, the Company had approximately 33 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of purchased products. The Company leases and operates three manufacturing facilities in Juarez, Mexico and had approximately 1,200 employees located in Mexico on June 30, 2022. The three Juarez facilities totaled 553,000 square feet.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2022	June 30, 2021	June 30, 2020
$62,800	$155,325	$46,900

Raw Materials

The Company utilizes various types of wood, fabric, leather, filling material, high carbon spring steel, bar and wire stock, polyurethane foam and other raw materials in manufacturing furniture. The Company purchases these materials from numerous outside suppliers, both U.S. and foreign, and is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available within supplier lead-times however, we could experience supply-chain disruptions at any time, which could impact the availability of materials

Industry Factors

The Company has exposure to actions by governments, including tariffs, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Government Regulations

The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2022.

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

Trademarks and Patents

The Company owns the United States improvement patents to its Flexsteel guaranteed-for-life Blue Steel Spring – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime, as well as patents on convertible beds. The Company has patents and owns certain trademarks in connection with its furniture.

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

Employees

The Company had approximately 1,800 employees on June 30, 2022, including 7 employees who are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

The Company employs information technology systems to support its global business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with operations, compromise information belonging to the Company and its customers and suppliers and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain areas of its businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. While security breaches and other disruptions to the Company’s information technology networks and infrastructure could happen, none have occurred to date that has had a material impact on the Company. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

In addition, in response to the COVID-19 pandemic and shifts in employee workplace preferences, we have allowed certain of our employees the option of a hybrid work schedule where they may choose to work partially from home. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions because a material portion of our employees work remotely either full or part-time, and we cannot be certain that our mitigation efforts will be effective.

The implementation of a new business information system could disrupt the business.

The Company continues to migrate business and financial processes from ERP systems to SAP. The Company takes great care in the planning and execution of these migrations, however, implementation issues related to the transition could arise and may result in the following:

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

The Company faces the risk of exposure to product liability claims in the event the use of any of its products results in personal injury or property damage. In the event any of the Company’s products prove to be defective, it may be required to recall or redesign such products. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. The Company could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on the business, operating results, and financial condition. See Note 13 Commitments and Contingencies of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

The Company’s success depends on its ability to recruit and retain key employees and highly skilled workers in a competitive labor market.

If the Company is not successful in recruiting and retaining key employees and highly skilled workers or experiences the unexpected loss of those employees, the operations may be negatively impacted.

Additionally, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. In addition, the ongoing impact of COVID-19, or risk of similar communicable disease in the future, increases the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. Furthermore, because of the nature of the disease, multiple people working in close proximity could also become ill simultaneously which could result in the same department having extended absences or a temporary shutdown of one or more of our manufacturing facilities or distribution centers. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company and our ability to service customers.

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

We grant 30-day payment terms to most customers. As a result of the COVID-19 pandemic, supply chain issues and inflationary cost pressures, some customers have requested extended payment terms or informed us they will not pay amounts within agreed upon terms. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. If the negative economic effects of COVID-19 were to persist or a similar pandemic or another major, unexpected event with negative economic effects were to occur, we may not be able to collect amounts owed to us or such payment may only occur after significant delay. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers experience liquidity issues than we anticipate, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

Risks related to our industry:

The COVID-19 pandemic could continue to have a materially adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, and financial condition.

On March 11, 2020, the World Health Organization declared the current coronavirus (“COVID-19”) outbreak to be a global pandemic, and the virus continues to spread in areas where we operate and sell our products. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, and financial condition.

Public health organizations have recommended, and many governments have implemented, measures from time-to-time during the pandemic to slow and limit the transmission of the virus, including certain business shutdowns and shelter in place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, and disruptions to the businesses of our selling channel partners, and others.

Our suppliers and customers also face these and other challenges, which have and could continue to lead to a disruption in our supply chain, raw material inflation or the inability to get the raw materials necessary to produce our products, increased shipping, and transportation costs, as well as decreased consumer spending and decreased demand for our products. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near-term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

Continuing inflation may impact our profitability.

Cost inflation including significant increases in ocean container rates, raw materials prices, labor rates, and domestic transportation costs have and could continue to impact profitability. Continued imbalances between supply and demand for these resources may continue to exert upward pressure on costs. Our ability to recover these cost increases through price increases may continue to lag the cost increases, resulting in downward pressure on margins. In addition, price increases to offset rising costs could negatively impact demand for our products.

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

Additionally, a disruption in supply from foreign countries could adversely affect our ability to timely fill customer orders for those products and decrease our sales, earnings, and liquidity. The main foreign countries we source from are Vietnam, China, Thailand, and Mexico. In early 2020, the COVID-19 outbreak in China resulted in the temporary shutdown or reduced capacity of our vendors’ factories. Consequently, we experienced some out-of-stocks, but in some cases, we were able to provide substitutions out of inventory on hand, in-transit, and from our domestic warehouses, but not enough to entirely mitigate the lost sales. Many of our vendors’ factories are back online, however, the COVID-19 outbreak caused travel restrictions due to government regulations. The travel restrictions have caused labor shortages for our Vietnam suppliers due to limited access to workers from other surrounding countries. Consequently, we may experience shortages of certain products. Our ability to transport products from foreign countries is also dependent on the availability and cost of ocean containers, both of which were materially and adversely impacted by COVID-19. It is unclear how our supply chain could be further impacted by COVID-19, including the spread of new variants, and there are many unknowns including how long we will be impacted, the severity of the impacts, and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company owns the following facilities as of June 30, 2022:

	Approximate
Location	Size (square feet)	Principal Operations
Huntingburg, Indiana	611,000	Distribution
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi(1)	349,000	Manufacturing (Held for Sale)
Dublin, Georgia	315,000	Manufacturing
Dubuque, Iowa	40,000	Corporate Office

(1)Facility is classified as held for sale as of June 30, 2022. See Note 6 Assets Held for Sale of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosure of the assets held for sale.

The Company leases the following facilities as of June 30, 2022:

	Approximate
Location	Size (square feet)	Principal Operations
Greencastle, Pennsylvania	242,000	Distribution
Sierra Ridge, California	211,000	Distribution
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	197,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
High Point, North Carolina	56,000	Showroom
El Paso, Texas	38,000	Warehouse
Dubuque, Iowa	3,000	Office
Shenzhen, China	2,000	Office
Bangkok, Thailand	1,500	Office
Binh Duong, Vietnam	1,000	Office

See Note 2 Leases of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Item 3.  Legal Proceedings

See Note 13 Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of legal proceedings.

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Share Investment Performance

The following graph shows changes over the past five-year period in the value of $100 invested in: (1) Flexsteel’s common stock (FLXS); (2) The NASDAQ Global Market; (3) an industry peer group of the following: American Woodmark Corp, Bassett Furniture Ind., Culp Inc., Dixie Group Inc., Ethan Allen Interiors Inc., HNI Corp., Hooker Furniture Corp., Johnson Outdoors Inc., Kimball International, La-Z-Boy Inc., Lifetime Brands Inc., Lovesac Co., Patrick Industries Inc., Sleep Number Corp., and Trex Company, Inc.

	2017	2018	2019	2020	2021	2022
Flexsteel	100.00	75.30	33.45	26.02	83.20	37.08
NASDAQ	100.00	130.41	138.26	158.92	248.38	120.22
Peer Group	100.00	109.11	109.47	144.94	252.95	146.16

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

The Company estimates there were approximately 250 holders of common stock of the Company as of June 30, 2022. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On January 20, 2022, the Board of Directors approved a repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025. All purchases were made in the open market.

The following table summarizes the activity of the common stock repurchases made during the three months ended June 30, 2022.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
April 1, 2022, to April 30, 2022	118,217	$20.05	2,620,781	$12,947,944
May 1, 2022, to May 31, 2022	138,103	20.44	2,758,884	10,118,616
June 1, 2022, to June 30, 2022	131,569	19.92	2,890,453	7,490,620
As of June 30, 2022	2,892,404	$22.96	2,890,453	$7,490,620

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Business Update

On April 28, 2020, we announced the exit of our Vehicle Seating, and the remainder of the Hospitality product lines, and subsequently closed our Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. We completed substantially all the restructuring activities related to the exit of our Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021. Both product lines combined represented less than 1% of the Company’s total net sales for the fiscal year ended 2022.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2022, 2021 and 2020. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	86.6	79.8	85.5
Gross margin	13.4	20.2	14.5
Selling, general and administrative	12.3	14.2	19.7
Restructuring expense	0.1	0.7	9.3
(Gain) on disposal of assets	(0.3)	(1.2)	(5.2)
Operating income (loss)	1.2	6.5	(9.4)
Other income	0.0	0.1	0.2
Interest (expense)	(0.2)	(0.0)	(0.0)
Income (loss) before income taxes	1.1	6.6	(9.2)
Income tax provision (benefit)	0.7	1.8	(1.9)
Net income (loss)	0.3%	4.8%	(7.3)%

Fiscal 2022 Compared to Fiscal 2021

Net sales were $544.3 million for the year ended June 30, 2022, compared to net sales of $478.9 million in the prior year, an increase of $65.4 million or 13.6%. Sales of products sold through retailers grew by $73.4 million or 17.8% primarily driven by pricing and a strong order backlog at the start of the year. Sales of products sold through e-commerce channels decreased by $8.0 million, or 12% due to a decrease in consumer demand.

Gross margin as a percent of net sales for the year ended June 30, 2022, was 13.4%, compared to 20.2% for the prior year period, a decrease of 680 basis points (“bps”). The 680-bps decrease was primarily driven by a 450-bps decrease related to ancillary charges caused by domestic supply chain disruptions and higher per diem charges, a decrease of 200-bps due to pricing promotions and inventory write-downs, a decrease of 110-bps related to capacity growth investments in a third additional manufacturing plant in Mexico, and a new distribution facility in Greencastle, Pennsylvania, and a decrease of 70-bps primarily related to cost inflation for materials, labor, and transportation, partially offset by an increase of 150-bps related to price realization.

Selling, general, and administrative (“SG&A”) expenses decreased by $1.2 million in the year ended June 30, 2022, compared to the prior fiscal year. As a percentage of net sales, SG&A was 12.3% in the fiscal year 2022 compared to 14.2% of net sales in the prior fiscal year. The decrease of 190-bps is primarily due to a decrease of 170-bps due to leverage on year-over-year sales growth and a decrease of 100-bps due to lower incentive compensation and offset by an increase of 80-bps due to growth investments.

Restructuring expenses were $0.7 million during the year ended June 30, 2022, primarily for ongoing costs associated with our facilities listed as held for sale, professional fees, and former employee expenses as part of our previously announced comprehensive restructuring plan. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2022, we completed the sale of our remaining Harrison, Arkansas facility, resulting in total net proceeds of $1.45 million, and a total gain of $1.4 million.

Income tax expense was $4.1 million, or an effective rate of 68.6%, during the year ended June 30, 2022, compared to income tax expense of $8.4 million in the prior year, or an effective tax rate of 26.8%. The effective tax rate is primarily impacted by changes in our deferred tax assets for which we do not receive the income tax benefit due to our full valuation allowance. See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Net income was $1.9 million, or $0.28 per diluted share for the year ended June 30, 2022, compared to net income of $23.0 million, or $3.09 per diluted share in the prior year.

Fiscal 2021 Compared to Fiscal 2020

Net sales were $478.9 million for the year ended June 30, 2021, compared to net sales of $366.9 million in the prior year, an increase of 30.5%. The increase in sales of $112.0 million was primarily driven by $138.8 million, or an increase of 51.1%, related to home furnishing products sold through retailers, and $5.9 million, or an increase of 9.7%, for home furnishing products sold through e-commerce. Net sales growth in our home furnishing products was virtually in all product categories due to increased demand, partially offset by a decline of $32.7 million primarily due to the exit from our Vehicle Seating and Hospitality product lines during the fourth quarter of fiscal 2020.

Gross margin as a percent of net sales for the year ended June 30, 2021, was 20.2%, compared to 14.5% for the prior year, an increase of 570 basis points (“bps”). The 570-bps increase was primarily driven by structural cost reductions, operational efficiencies, and fixed cost leverage due to higher sales volume as compared to the prior year and lower inventory reserve due to demand.

Selling, general and administrative expenses decreased by $4.5 million in the year ended June 30, 2021, compared to the prior year. The decline in SG&A expenses was primarily due to a $3.5 million reduction in bad debt expenses from the prior year driven by a customer bankruptcy. Higher sales commission expense resulting from increased sales was largely offset by other spending reductions and lower depreciation. As a percentage of net sales, SG&A was 14.2% in the year ended June 30, 2021, compared to the prior year of 19.7%. The 550-bps decline compared to the prior year was primarily due to cost leverage gained from higher sales, reductions in non-essential spending due to COVID-19, lower depreciation expense due to assets sold or being held for sale, and lower bad debt expense as discussed above during the year ended June 30, 2021.

Restructuring expenses were $3.5 million during the year ended June 30, 2021, primarily for ongoing utilities and maintenance costs for our facilities listed as held for sale, professional fees, and employee termination costs as part of our previously announced comprehensive restructuring plan. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2021, we completed the sale of our Dubuque, Iowa, Lancaster, Pennsylvania, and one of our Harrison, Arkansas facilities, resulting in total net proceeds of $18.6 million, and a total gain of $5.9 million.

Income tax expense was $8.4 million, or an effective rate of 26.8%, during the year ended June 30, 2021, compared to an income tax benefit of $6.9 million in the prior year, or an effective tax rate of 20.5%.

Net income was $23.0 million, or $3.09 per diluted share for the year ended June 30, 2021, compared to a net loss of $26.8 million, or $3.37 per diluted share in the prior year.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on June 30, 2022, was $125.4 million compared to $128.8 million on June 30, 2021. The $3.4 million decrease in working capital was due to an increase in cash of $0.8 million, a decrease in accounts payable of $35.6 million, a decrease of $14.9 million in trade receivables, a decrease in inventory of $19.9 million, a decrease of other current assets of $4.5 million and an increase in other liabilities of $0.5 million. Capital expenditures were $3.9 million for the fiscal year ended June 30, 2022.

A summary of operating, investing, and financing cash flow is shown in the following table:

	For the years ended June 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$7,993	$(32,692)
Net cash (used in) provided by investing activities	(1,916)	16,062
Net cash (used in) financing activities	(5,235)	(30,225)
Increase (decrease) in cash and cash equivalents	$842	$(46,855)

Net cash provided by (used in) operating activities

For the year ended June 30, 2022, cash provided by operating activities was $8.0 million, which primarily consisted of net income of $1.9 million, adjusted for non-cash items including depreciation of $5.2 million, gain from the sale of capital assets of $1.8 million, stock-based compensation of $1.0 million and allowance reserve recoveries of $0.3 million. Net cash provided by operating assets and liabilities was $2.0 million and was primarily due to a decrease in accounts payable of $35.8 million due to a decrease in inventory, a decrease in inventory of $19.9 million due to fewer purchases intended to reduce inventory, a decrease in accounts receivable of $15.1 million primarily due to the timing of sales and collections, a decrease in other current assets of $4.0 million and a decrease in other liabilities of $1.2 million.

For the year ended June 30, 2021, cash used in operating activities was $32.7 million, which primarily consisted of net income of $23.0 million, adjusted for non-cash items including depreciation of $5.2 million, gain from the sale of capital assets of $5.9 million, change in deferred income taxes of $2.1 million, stock-based compensation of $3.7 million and bad debt expense of $1.6 million. Net cash used in operating assets and liabilities was $62.7 million. The cash used in operating assets and liabilities of $62.7 million, was primarily due to an increase in trade receivables of $25.2 million due to higher sales, an increase in inventory of $90.6 million due to inventory build for the beginning of fiscal 2022, partially offset by $9.4 million decline in other current assets primarily due to receipt of an income tax net refund of $5.6 million and increases in accounts payable of $40.0 million and accrued liabilities of $4.0 million.

Net cash (used in) provided by investing activities

For the year ended June 30, 2022, net cash used in investing activities was $1.9 million, primarily due to capital expenditures of $3.8 million partially offset by proceeds of $1.9 million from the sale of our Harrison, Arkansas, facility, and the finalization of the sale of our transportation fleet equipment.

For the year ended June 30, 2021, net cash provided by investing activities was $16.1 million, primarily due to proceeds of $18.6 million for the sale of our Dubuque, IA, and Lancaster, PA, facilities and one of our Harrison, Arkansas facilities, partially offset by capital expenditures of $2.6 million.

Net cash (used in) financing activities

For the year ended June 30, 2022, net cash used in financing activities was $5.2 million, primarily due to proceeds from lines of credit of $265.1 million, offset by payments on lines of credit of $230.9 million, $35.0 million for treasury stock purchases, dividends paid of

$3.9 million, and $0.5 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

For the year ended June 30, 2021, net cash used in financing activities was $30.2 million, primarily due to $29.8 million for treasury stock purchases, dividends paid of $2.6 million and $1.3 million for tax payments on employee vested restricted shares.

Financing Arrangements

Line of Credit

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 3.04% on June 30, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

On April 18, 2022, the Company, as the borrower, entered a first amendment to the September 8, 2021, Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders party thereto. The first amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defines default or event of default and the calculation of the Fixed Charge Coverage Ratio.

As of June 30, 2022, there was $37.7 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2022, totaled $1.1 million

See Note 9 Credit Arrangements of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations on June 30, 2022, and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$44,944	$7,458	$10,772	$8,483	$18,231
Warehouse management obligation	6,428	1,512	3,025	1,891	—

Outlook

The COVID-19 pandemic, cost inflation, and supply-chain disruptions presented unprecedented challenges during fiscal 2022. Our focus for fiscal 2023 will be to remain financially agile with strong liquidity, continue building our foundation for profitable long-term growth in both retail and e-commerce sales channels, build global supply chain resiliency, expand sourcing, manufacturing, and distribution capacity to support future growth, strengthen digital capabilities, reimagine the customer experience, and build strong culture and talent.

During fiscal 2023, the Company anticipates spending $4.0 million to $4.5 million on capital expenditures. The Company plans to spend approximately $3.5 million for manufacturing productivity improvements and approximately $0.5 million for manufacturing software maintenance and general maintenance. The Company believes it has access to adequate working capital to meet these requirements.

Critical Accounting Policies

The discussion and analysis of our consolidated financial statements and results of operations are based on consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as the collectability of trade accounts receivable and inventory valuation. Ultimate results may differ from these estimates under different assumptions or conditions.

Allowance for Credit Losses – we establish an allowance for credit losses to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. Our accounts receivable allowances consist of an allowance for doubtful accounts which is established through a review of open accounts, historical collection, and historical write-off amounts. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

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

Valuation of Long-Lived Assets – we periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For assets held for sale, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over the estimated fair value less cost to sell. We recorded no impairments in the fiscal years 2022 and 2021.

Restructuring Costs – The Company groups exit or disposal cost obligations into three categories: Involuntary employee termination benefits, costs to terminate contracts, and other associated costs. Involuntary employee termination benefits must be a one-time benefit, and this element of restructuring cost is recognized as incurred upon communication of the plan to the identified employees. Costs to terminate contracts are recognized upon termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any inventory impairment costs as a result of restructuring activities are accounted for as costs of goods sold.

Income Taxes - In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We maintain valuation allowances with respect to our deferred tax assets unless it is more likely than not that all or a portion of such deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such a period and could have a significant impact on our future earnings.

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

Foreign Currency Risk – During fiscal years 2022, 2021, and 2020, the Company did not have sales but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On June 30, 2022, the Company had $37.7 million outstanding on its line of credit.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Inventories— Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has inventories of $141.2 million as of June 30, 2022. The Company records inventories at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized. Markdowns establish a new cost basis for the Company’s inventories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

August 26, 2022

We have served as the Company's auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2022, of the Company and our report dated August 26, 2022, expressed an unqualified opinion on those financial statements.

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

August 26, 2022

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,184	$1,342
Trade receivables - less allowances: 2022, $2,980; 2021, $3,240	41,106	55,986
Inventories	141,212	161,125
Other	4,950	9,421
Assets held for sale	616	666
Total current assets	190,068	228,540
NONCURRENT ASSETS:
Property, plant and equipment, net	38,543	39,783
Operating lease right-of-use assets	38,189	27,057
Other assets	1,941	1,399
TOTAL	$268,741	$296,779
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$32,147	$67,773
Current portion of operating lease liabilities	6,361	5,833
Accrued liabilities:
Payroll and related items	6,385	7,662
Insurance	2,158	3,062
Restructuring costs	1,290	1,522
Advertising	4,052	5,196
Environmental remediation	3,570	3,570
Other	8,664	5,133
Total current liabilities	64,627	99,751
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	33,992	24,317
Line of credit	37,739	3,500
Other liabilities	823	1,243
Total liabilities	137,181	128,811
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,190 shares issued and 5,300 shares outstanding as of June 30, 2022, and 8,133 shares issued and 6,848 shares outstanding as of June 30, 2021	8,190	8,133
Additional paid-in capital	34,467	34,015
Treasury stock, at cost; 2,890 shares and 1,284 shares as of June 30, 2022 and 2021, respectively	(66,372)	(31,320)
Retained earnings	155,275	157,140
Total shareholders' equity	131,560	167,968
TOTAL	$268,741	$296,779

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2022	2021	2020
Net sales	$544,282	$478,925	$366,926
Cost of goods sold	471,602	382,195	313,873
Gross margin	72,680	96,730	53,053
Selling, general and administrative	66,733	67,977	72,442
Restructuring expense	730	3,422	34,222
(Gain) on disposal of assets	(1,400)	(5,881)	(19,216)
Litigation settlement costs	—	12	—
Operating income (loss)	6,617	31,200	(34,395)
Other income (expense):
Other income	121	277	720
Interest (expense)	(835)	(10)	(82)
Total other (expense) income	(714)	267	638
Income (loss) before income taxes	5,903	31,467	(33,757)
Income tax provision (benefit)	4,050	8,419	(6,913)
Net income (loss)	$1,853	$23,048	$(26,844)
Weighted average number of common shares outstanding:
Basic	6,329	7,200	7,956
Diluted	6,503	7,468	7,956
Earnings (loss) per share of common stock
Basic	$0.29	$3.20	$(3.37)
Diluted	$0.28	$3.09	$(3.37)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the years ended June 30,
	2022	2021	2020
Net income (loss)	$1,853	$23,048	$(26,844)
Other comprehensive income (loss):
Unrealized (losses) gains on securities	—	—	(18)
Reclassification of realized gains (losses) on securities to other income	—	—	7
Unrealized (losses) gains on securities before taxes	—	—	(11)
Income tax benefit (expense) related to securities gains (losses)	—	—	3
Net unrealized (losses) gains on securities	—	—	(8)
Comprehensive income (loss)	$1,853	$23,048	$(26,852)

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par				Accumulated
	Value of	Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Shares ($1 Par)	Capital	Stock	Earnings	(Loss) Income	Total
Balance at June 30, 2019	$7,903	$27,512	$—	$170,004	$8	$205,427
Issuance of common stock:
Stock options exercised, net	2	19	—	—	—	21
Unrealized gain on available for sale investments, net of tax	—	—	—	—	(8)	(8)
Long-term incentive compensation	—	447	—	—	—	447
Stock-based compensation	103	3,770	—	—	—	3,873
Treasury stock purchases	—	—	(1,563)	—	—	(1,563)
Cash dividends declared	—	—	—	(5,782)	—	(5,782)
Net (loss)	—	—	—	(26,844)	—	(26,844)
ASU 2016-02 adoption	—	—	—	(66)	—	(66)
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$—	$175,505
Issuance of common stock:
Stock options exercised, net	13	(30)	—	—	—	(17)
Long-term incentive compensation	—	2,321	—	—	—	2,321
Stock-based compensation	112	(24)	—	—	—	88
Treasury stock purchases	—	—	(29,757)	—	—	(29,757)
Cash dividends declared	—	—	—	(3,220)	—	(3,220)
Net Income	—	—	—	23,048	—	23,048
Balance at June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$—	$167,968
Issuance of common stock:
Stock options exercised, net	7	110	—	—	—	117
Long-term incentive compensation	—	51	—	—	—	51
Stock-based compensation	50	291	—	—	—	341
Treasury stock purchases	—	—	(35,052)	—	—	(35,052)
Cash dividends declared	—	—	—	(3,718)	—	(3,718)
Net Income	—	—	—	1,853	—	1,853
Balance at June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$—	$131,560

Cash dividends declared per common share were $0.60, $0.45, and $0.71 for the fiscal years ended June 30, 2022, 2021, and 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$1,853	$23,048	$(26,844)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,171	5,210	8,370
Deferred income taxes	—	2,111	5,453
Stock-based compensation expense	1,020	3,738	4,877
Changes in provision for (recoveries) losses on accounts receivable	(260)	1,470	1,520
Change in reserve for VAT receivable	—	(237)	(1,998)
Dubuque and Starkville property, plant and equipment impairment	—	—	17,482
Right-of-use asset impairment	—	—	2,878
(Gain) on disposition of capital assets	(1,782)	(5,948)	(19,033)
Changes in operating assets and liabilities:
Trade receivables	15,140	(25,239)	4,419
Inventories	19,913	(90,560)	23,093
Other current assets	4,470	9,351	(5,040)
Other assets	(542)	(90)	208
Accounts payable - trade	(35,809)	39,893	9,334
Accrued liabilities	(769)	3,957	(6,018)
Other long-term liabilities	(412)	604	(414)
Net cash provided by (used in) operating activities	7,993	(32,692)	18,287
INVESTING ACTIVITIES:
Purchases of investments	—	(47)	(1,689)
Proceeds from sale of investments	—	46	1,695
Proceeds from sale of capital assets	1,937	18,643	20,467
Capital expenditures	(3,853)	(2,580)	(3,688)
Net cash (used in) provided by investing activities	(1,916)	16,062	16,785
FINANCING ACTIVITIES:
Dividends paid	(3,911)	(2,622)	(7,022)
Treasury stock purchases	(35,052)	(29,757)	(1,563)
Proceeds from lines of credit	265,093	8,500	15,000
Payments on lines of credit	(230,854)	(5,000)	(15,000)
Proceeds from issuance of common stock	117	94	21
Shares withheld for tax payments on vested shares and options exercised	(628)	(1,440)	(558)
Net cash (used in) financing activities	(5,235)	(30,225)	(9,122)
Increase (decrease) in cash and cash equivalents	842	(46,855)	25,950
Cash and cash equivalents at beginning of year	1,342	48,197	22,247
Cash and cash equivalents at end of year	$2,184	$1,342	$48,197

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$6,612	$4,511	$4,060
Right-of-use assets exchanged for lease liabilities	$16,814	$22,770	$3,573
Interest paid	$743	$10	$82
Income taxes (refunded)	$(823)	$(5,556)	$(4,304)
Capital expenditures in accounts payable	$183	$133	$75

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc., and Subsidiaries (the “Company” or “Flexsteel” or “Our”) is one of the largest manufacturers, importers, and online marketers of furniture products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, and bedroom furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer sales force.

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

ALLOWANCE FOR CREDIT LOSSES – The Company establishes an allowance for credit losses to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value.  The Company’s allowance for credit losses is established through review of open accounts, historical collection, and historical write-off amounts.  The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

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

REVENUE RECOGNITION – Revenue is recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate revenue primarily by manufacturing and delivering furniture products to independent furniture retailers in the United States. Each unit of furniture is a separate performance obligation. We satisfy our performance obligations when control of our product is passed to our customer, which is the point in time that our customers are able to direct the use of and obtain substantially all of the remaining economic benefit of the goods or services. Net sales consist of product sales and outbound shipping and handling charges for customer deliveries, net of adjustments for returns and allowances. Shipping and handling costs are included in cost of goods sold.

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

Provisions for customer volume rebates, product returns, discounts, and allowances are variable considerations and are recorded as a reduction of revenue in the same period the related sales are recorded. Such provisions are calculated based upon historical data and discount percentages, set with each customer. Consideration given to customers for cooperative advertising is recognized as a reduction of revenue except to the extent there is a distinct good or service and evidence of the fair value of the advertising, in which case the expense is classified as selling, general and administrative expense (SG&A).

The Company has a limited lifetime warranty on all products. The Company does not offer the option to purchase warranties. The Company accounts for warranties under ASC 460, Guarantees, and not as variable consideration related to revenue.

Occasionally, the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2022, the Company had $0.09 million of customer deposits. As of June 30, 2021, the Company had $0.16 million of customer deposits.

The Company follows the following practical expedients and policy elections:

•The Company does not adjust contract prices for the effects of a significant financing component, as it expects the period when the goods or services are transferred to the customer and when the customer pays for those goods and services to be less than a year.

•Costs for outbound shipping and handling activities that occur after the product is received in the Company’s distribution centers, but before the customer obtains control of the product are accounted for as fulfillment activities. Accordingly, these expenses are recorded at the same time the Company recognizes revenue. Inbound shipping and handling activities incurred to transport product to the Company’s distribution centers is expensed when the product is received by the Company, unless there are revenue surcharges to recover such costs, in which case these expenses are recorded at the same time the Company recognizes revenue.

•Incremental costs of obtaining a contract, specifically commissions, are recorded as an SG&A expense when incurred.

•All taxes imposed on and concurrent with revenue-producing transactions and collected by the Company from a customer, including sales, use, excise, and franchise taxes are excluded from the measurement of the transaction price.

The following table disaggregates the Company’s net sales by product category:

	For the years ended June 30,
(in thousands)	2022	2021	2020
Residential	$543,447	$476,519	$331,879
Contract	835	2,406	35,047
	$544,282	$478,925	$366,926

ADVERTISING COSTS – are charged to selling, general and administrative expenses in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $5.8 million, $3.9 million, and $3.4 million in fiscal years 2022, 2021, and 2020, respectively.

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

DESIGN, RESEARCH, AND DEVELOPMENT COSTS – are charged to selling, general and administrative expenses in the periods incurred. Expenditures for design, research, and development costs were approximately $2.9 million, $1.9 million, and $4.0 million in fiscal years 2022, 2021, and 2020, respectively.

INSURANCE – The Company is self-insured for health care and most workers’ compensation up to predetermined amounts above which third-party insurance applies. The Company purchases specific stop-loss insurance for individual health care claims in excess of $175,000 per plan year. For workers’ compensation, the Company retains the first $250,000 per claim and purchases excess coverage up to the statutory limits for amounts in excess of the retention limit. Losses are accrued based upon the Company’s estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience. The Company records these insurance accruals within “Accrued liabilities – insurance” on the consolidated balance sheets.

INCOME TAXES – The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company recognizes in its financial statements the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. In December 2019, the FASB issued ASU 2019-12 “Income Taxes Simplifying the Accounting for Income Taxes (Topic 740)” as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for interim period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences.

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

	June 30,
(in thousands)	2022	2021	2020
Basic shares	6,329	7,200	7,956

Potential common shares:
Stock options	113	151	-
Long-term incentive plan	61	117	-
	174	268	-

Diluted shares	6,503	7,468	7,956

Anti-dilutive shares	67	671	634

STOCK–BASED COMPENSATION – The Company recognizes compensation expense related to the cost of employee services received in exchange for Company equity interests based on the award’s fair value at the date of grant. The Company recognizes long-term incentive compensation plan expenses during the three-year performance periods; stock awards are issued following the end of the performance periods and are subject to verification of results and the Compensation Committee of the Board of Directors approval. See Note 11, Stock-Based Compensation.

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

TREASURY STOCK – Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020, through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. On January 20, 2022, the Board of Directors approved a new repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025. As of October 31, 2020, the $6 million and $8 million repurchase programs were completed. The Company completed the share repurchases of the October 22, 2020, plan in February 2022. As of June 30, 2022, the Company has purchased a total of 2,890,453 shares at a cost of $66.4 million under the four programs and has $7.5 million remaining in the January 2022, $30 million share repurchase program.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC842 guidance was on July 1, 2022, the date the lessor made the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease term began on August 1, 2022, and ends on June 30, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.2 million plus taxes, insurance, and common area maintenance costs.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2022	June 30, 2021
Operating lease expense	$6,804	$4,790
Variable lease expense	1,069	301
Total lease expense	$7,873	$5,091

Other information related to leases and future minimum lease payments under non-cancellable operating leases as were as follows:

Fiscal year	June 30, 2022	June 30, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,612	$4,511

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$16,814	$22,770

Weighted-average remaining lease term (in years):
Operating leases	5.2	4.5

Weighted-average discount rate:
Operating leases	3.2%	3.2%

Fiscal year	June 30, 2022	June 30, 2021
(in thousands)
Within one year	$7,458	$6,790
After one year and within two years	6,251	5,858
After two years and within three years	4,521	4,551
After three years and within four years	4,205	2,807
After four years and within five years	4,278	2,457
After five years	18,231	11,894
Total future minimum lease payments	$44,944	$34,357
Less – Discount	4,591	4,207
Lease liability	$40,353	$30,150

3.  INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2022	2021
Raw materials	$16,405	$22,500
Work in process and finished parts	5,534	6,234
Finished goods	119,273	132,391
Total	$141,212	$161,125

4.  PROPERTY, PLANT AND EQUIPMENT

	Estimated	June 30,
(in thousands)	Life (Years)	2022	2021
Land		$3,457	$3,457
Buildings and improvements	5-39	49,114	49,166
Machinery and equipment	3-7	17,684	17,038
Delivery equipment	3-5	2,979	3,203
Furniture and fixtures	3-7	3,599	3,628
Computer software and hardware	3-10	8,717	12,058
Construction in progress		3,023	377
Total		88,573	88,927
Less accumulated depreciation		(50,030)	(49,144)
Net		$38,543	$39,783

The Company recognized no impairment charges for fiscal years 2022 and 2021, and $17.5 million for fiscal year 2020. The $17.5 million impairment charge in fiscal 2020 primarily resulted from the previously announced exit of the Company’s Vehicle Seating and remaining Hospitality product lines, which resulted in the closure of the Company’s Dubuque, Iowa and Starkville, Mississippi manufacturing facilities, and is recorded in restructuring expense on the Company’s consolidated statements of income, see Note 5 Restructuring for more information.

5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. These changes were initial outcomes driven by customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced that it completed the analysis and the planning process and set forth the comprehensive transformation program to be executed over a two-year period, which includes previously announced restructuring activities on May 15, 2019. The transformation program includes activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in the workforce. The Company has substantially completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines.

On April 28, 2020, the Company announced it will exit the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The remaining properties listed for sale as part of the footprint optimization are included in Note 6, Assets Held for Sale. The Company substantially completed all the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, which are substantially complete for the fiscal year ended June 30, 2022, the Company planned to incur pre-tax restructuring and related expenses of approximately $60 million over this two-year timeframe. Total cumulative restructuring and related costs incurred as of June 30, 2022, were $59.4 million.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2022	2021	2020
Inventory impairment	$—	$45	$3,241
One-time employee termination benefits	(211)	433	2,455
Contract (recoveries) termination costs	—	—	(58)
Fixed asset impairments	—	—	17,482
Other associated costs	941	2,989	14,343
Total restructuring and related expenses	$730	$3,467	$37,463
Reported as:
Cost of goods sold	$—	$45	$3,241
Operating expenses	$730	$3,422	$34,222

One-time employee termination benefits include costs for employee separation benefits. During the year ended June 30, 2022, the Company recorded a decrease in a pension plan liability that resulted in an expense reduction of $0.2 million and recorded a net settlement agreement of $0.4 million. Other associated costs include legal and professional fees, stock-based compensation expenses for retention restricted stock units in connection with the Company’s restructuring plan, ongoing facilities, and transition costs.

The roll forward of the accrued restructuring costs is as follows, for the years ended June 30, 2022, 2021, and 2020:

		One-time
		Employee	Contract	Other
	Inventory	Termination	Termination	Associated
(in thousands)	Impairment	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2020	$—	$1,613	$110	$238	$1,961
Costs incurred	45	433	—	2,989	3,467
Expenses paid	—	(414)	(110)	(3,207)	(3,731)
Non-cash	(45)	(130)	—	—	(175)
Accrual balance at June 30, 2021	$—	$1,502	$—	$20	$1,522
Costs incurred	—	(211)	—	941	730
Expenses paid	—	(16)	—	(946)	(962)
Accrual balance at June 30, 2022	$—	$1,275	$—	$15	$1,290

6. ASSETS HELD FOR SALE

During fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Dubuque, Iowa, and Starkville, Mississippi locations as part of the Company’s restructuring plan, see Note 5 Restructuring. The Company completed the sale of the Dubuque, Iowa and one Harrison, Arkansas location during the year ended June 30, 2021. The Company completed the sale of the remaining Harrison, Arkansas facility during the year ended June 30, 2022. As of June 30, 2022, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale is included in the table below as of June 30, 2022.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Starkville, Mississippi	Building & building improvements	$4,615	$(4,254)	$361
	Land & land improvements	694	(439)	255
		$5,309	$(4,693)	$616

7.  OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2022	2021
Cash value of life insurance	$1,052	$1,042
Other	889	357
Total	$1,941	$1,399

8.  ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2022	2021
Dividends	$972	$1,165
Warranty	1,047	805
Purchase commitments	1,734	184
Income taxes	1,513	472
Other	3,398	2,507
Total	$8,664	$5,133

9.  CREDIT ARRANGEMENTS

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.2 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 3.04% on June 30, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the September 8, 2021, Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defines “default” or “event of default” and the calculation of the Fixed Charge Coverage Ratio.

As of June 30, 2022, there was $37.7 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2022, totaled $1.1 million.

10.  INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act impacted the fiscal year 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2018, 2019, and 2020, (the Company’s fiscal years 2019, 2020 and 2021) to offset 100% of taxable income and be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended June 30, 2020, and recorded an income tax receivable of $4.5 million for the benefit of carrying back the fiscal year 2020 NOL and an income tax receivable of $8.2 million for the benefit of carryback the fiscal year 2019 NOL. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%. These refunds have been received.

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations.  As of June 30, 2022, it was determined the Company has not reached a more likely than not position that the Company will realize all its deferred tax assets.  Therefore, the Company has recorded a valuation allowance against the federal and state deferred tax assets of $9.8 million.

Income tax expense was calculated based upon the following components of income (loss) before income taxes for the years ended June 30:

(in thousands)	2022	2021	2020
United States	$2,151	$33,353	$(32,395)
Outside the United States	3,752	(1,886)	(1,362)
Income (loss) before income taxes	$5,903	$31,467	$(33,757)

The income tax benefit (provision) is as follows for the years ended June 30:

(in thousands)	2022	2021	2020
Federal - current	$(2,966)	$(5,480)	$12,668
State and other - current	(1,084)	(828)	(302)
Deferred	—	(2,111)	(5,453)
Total	$(4,050)	$(8,419)	$6,913

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	(0.7)	4.0	3.3
Foreign rate differential	5.7	2.8	—
Uncertain tax positions	(2.6)	—	—
Stock based compensation	(1.0)	(1.4)	—
Section 162(m)	1.9	—	—
Foreign adjustments	(8.9)	—	—
Deferred adjustments	—	4.0	—
Remeasurement of deferred tax assets and valuation allowance	42.8	(3.7)	(20.0)
Amended return impacts	7.8	—	—
State rate change	2.7	—	—
Tax rate change on net operating loss carryback related to CARES Act	—	—	17.2
Other	(0.1)	0.1	(1.0)
Effective tax rate	68.6%	26.8%	20.5%

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2022	2021
Gross unrecognized tax benefits	$604	$640
Accrued interest and penalties	189	195
Gross liabilities related to unrecognized tax benefits	$793	$835

Deferred tax assets	84	155
Valuation allowance	(84)	(155)
Net deferred tax assets	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2022	2021	2020
Balance at July 1	$640	$380	$380
Reductions for tax positions of the prior year	(72)	—	—
Additions based on tax positions related to the current year	70	260	—
Lapse of Statute of Limitations	(188)	—	—
Addition for tax positions of the prior year	154	—	—
Balance at June 30	$604	$640	$380

The Company records interest expenses and penalties related to income taxes as income tax expenses in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2022, and 2021 that if recognized, would affect the effective tax rate was $0.4 million and $0.6 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2022	2021
Accounts receivable	$739	$825
Inventory	2,448	769
Self-insurance	34	35
Payroll and related	740	817
Accrued liabilities	2,003	1,403
Property, plant, and equipment	742	(76)
Investment tax credit	1,894	2,158
Valuation allowance	(9,838)	(7,312)
Net operating loss carryover	494	388
Lease assets	(10,468)	(7,870)
Lease liabilities	11,067	8,708
Other	145	155
Total	$—	$—

On June 30, 2022, certain state tax attribute carryforwards of $2.4 million were available, with $0.3 million of credits expiring between 2022 and 2029, $1.6 million of credits with an indefinite carryforward period, and $0.5 million of state NOLs carryforward. Some of the state NOLs carry forward will have an indefinite carryforward and some will expire in varying amounts between 2025 and 2040. As of June 30, 2022, it was determined the Company has not reached a more likely than not position the Company will realize any portion of the state attribute carryforwards.  Therefore, the Company has recorded a valuation allowance against the state attribute carryforward. As of June 30, 2022, it was determined the Company has not reached a more likely than not position that the Company will realize all of its U.S. federal deferred tax assets. Therefore, the Company has recorded a valuation allowance against its U.S federal deferred tax assets for $9.8 million.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, tax years 2018 through 2022 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.

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

Total stock-based compensation expense was $1.0 million, $3.7 million and $4.6 million for fiscal years 2022, 2021 and 2020, respectively.

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

The table below sets forth, as of June 30, 2022, the number of unvested PSUs granted at the target performance level for the 2020-2022, 2021-2023, and 2022-2024 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2020	44	$16.90	44	$16.76	88	$16.83
Granted	69	12.01	107	12.01	176	12.01
Forfeited	(6)	14.04	(9)	14.03	(15)	14.03
Unvested as of June 30, 2021	107	$13.89	142	$13.36	249	$13.59
Granted	27	42.35	41	42.35	68	42.35
Vested	(42)	17.23	—	—	(42)	17.23
Forfeited	(6)	38.62	(9)	38.61	(15)	38.61
Unvested as of June 30, 2022	86	$19.53	174	$18.87	260	$19.09

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $1.3 million as of June 30, 2022, which is expected to be recognized over a period of 1.1 years.

(2) 2013 Omnibus Stock Plan and 2009 Stock Option Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No additional stock options can be granted under the 2009 stock option plan.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs, not granted in conjunction with PSUs, as of June 30, 2022, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2020	189	$15.24
Granted	28	32.10
Vested	(158)	14.12
Forfeited	(3)	18.10
Unvested as of June 20, 2021	56	$26.81
Granted	5	33.78
Vested	(20)	29.46
Forfeited	(6)	24.12
Unvested as of June 20, 2022	35	$26.72

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.35 million as of June 30, 2022, which is expected to be recognized over a weighted average period of 0.9 years.

Options

The weighted average grant date fair value of stock options granted during fiscal years 2022, 2021, and 2020 were none, $6.77, and $1.77, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	For the years ended June 30,
	2022	2021	2020
Dividend yield	—	3.4%	7.3%
Expected volatility	—	43.2%	34.0%
Risk-free interest rate	—	0.6%	0.9%
Expected life (in years)	—	5	5

The expected volatility and expected life are determined based on historical data. The interest rate is based on U.S. Treasury risk-free rate in affect at the date of grant for the periods corresponding with the expected term of options.

A summary of the activity of the Company’s stock option plans during the years ended June 30, 2022, 2021 and 2020, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2020	223	$23.70
Granted	43	17.93
Exercised	(27)	21.96
Cancelled	(7)	26.14
Outstanding at June 30, 2021	232	$21.91
Granted	—	—
Exercised	(8)	15.75
Cancelled	(9)	36.58
Outstanding at June 30, 2022	215	$21.50

The following table summarizes information for options outstanding at June 30, 2022:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	7.7	$12.64
18.30 - 19.72	12	4.8	18.99
21.96 - 27.57	58	4.8	24.21
31.06 - 32.80	32	3.4	32.30
43.09 - 47.45	16	4.3	45.42
$9.97 - 47.45	215	5.9	$21.50

Total unrecognized stock-based compensation expense related to options was $0.06 million as of June 30, 2022, which is expected to be recognized over a period of 0.7 years.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. Total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.02 million as of June 30, 2022, which is expected to be recognized over a period of 0.8 years.

12.  BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $2.0 million, $1.0 million, and $2.3 million in fiscal years 2022, 2021, and 2020, respectively.

Multi-employer Pension Plans

The Company contributes to one multi-employer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees.

The Company’s participation in the current and previously defined benefit pension plans for the annual period ended June 30, 2022, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2022 and 2021 is for the plan’s year-end on December 31, 2021, and 2020, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2022	2021	Plan Status	2022	2021	2020	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$127	$150	$157	No	3/31/2025	7
Steelworkers Pension Trust	236648508	Green	Green	Not applicable	—	—	279	No	Not applicable	—
Central Pension Fund	366052390	Green	Green	Not applicable	—	—	3	No	Not applicable	—
					$127	$150	$439

With the closure of the Company’s Dubuque, Iowa and Starkville, Mississippi manufacturing facilities, the collective bargaining agreements for the Steelworkers Pension Trust and Central Pension Fund was terminated as of June 30, 2020. As of June 30, 2022, the Company has withdrawn from the Steelworkers Pension Trust and paid the previously recorded withdrawal liability of $1.2 million and recorded an expense reduction of $0.2 million for the year ended June 30, 2022, see Note 5 Restructuring.

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

In April 2021, the Company offered to settle the claim with the EPA for $8.5 million. On August 3, 2021, the EPA rejected the offer and then demanded that the Company perform remediation and pay the vast majority of the EPA’s past costs. On September 1, 2021, the Company extended two settlement options to the EPA. The first option is an $9.8 million cash out and the second option is estimated to be approximately $10.1 million and includes performance of the remedy and full site release. On October 31, 2021, the EPA expressed that the Company’s inclusion of a full site release in our settlement terms was unacceptable because of their need to include standard reopeners. Through an agreement with the EPA, the statute of limitations for potential claims by the EPA was extended through September 30, 2022.

Note, the Company reflected a $3.6 million liability in the Consolidated Balance Sheets for the fiscal year ended June 30, 2018. Despite the Company’s position that it did not cause nor contribute to the contamination, the Company continues to reflect this liability in the Consolidated Balance Sheets as of June 30, 2022, in accordance with FASB issued Asset Retirement and Environmental Obligations (ASC 410-30).

Employment Matters - On March 22, 2021, the Company received notice of a class action lawsuit filed against Flexsteel Industries, Inc., and J.K. Dittmer and D.P. Schmidt as individuals, by a number of employees who had worked at the Dubuque Operations and Starkville plants prior to the closure of the locations due to the impact of COVID-19 on the business at that period of time. The allegations with the claim include failure to pay employee benefits as required by an ERISA-governed severance plan, failure of J.K. Dittmer and D.P. Schmidt to act with respect to the ERISA-governed severance plan, and failure to provide 60-days’ notice or the equivalent amount of pay to the employees required by the WARN Act when the Company closed the Dubuque and Starkville locations. Flexsteel secured outside counsel for the defense of the claims. With outside counsel’s guidance, a motion to dismiss the ERISA claims against Flexsteel and J.K. Dittmer and D.P. Schmidt was filed with the court on May 3, 2021 and denied by the court on August 5, 2021. The parties participated in a lengthy mediation and on December 3, 2021, agreed to resolve the matter for $1.3 million. The Company expects full resolution of this matter after October 2022, and has a net liability on June 30, 2022, of $1.3 million, see Note 5 Restructuring.

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

14.  QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2022:
Net sales	$137,689	$141,668	$140,408	$124,517
Gross margin	23,410	9,527	22,071	17,672
Operating income (loss)	5,873	(8,636)	5,814	3,566
Net income (loss)	4,353	(7,545)	5,316	(271)
Earnings (loss) per share:
Basic	$0.64	$(1.13)	$0.84	$(0.05)
Diluted	$0.61	$(1.13)	$0.82	$(0.05)

	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2021:
Net sales	$105,239	$119,106	$118,408	$136,172
Gross margin	22,815	24,378	23,124	26,413
Operating income	7,911	9,833	6,352	7,104
Net income	3,879	8,450	4,878	5,841
Earnings per share:
Basic	$0.50	$1.17	$0.70	$0.85
Diluted	$0.49	$1.13	$0.67	$0.81

15.  SUBSEQUENT EVENTS

There are no subsequent events as of August 26, 2022.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2022. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2022.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

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

The following financial statement schedules for the years ended June 30, 2022, 2021 and 2020 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2022, 2021 and 2020

(in thousands)	Balance at Beginning of Year	(Additions) Reductions to Income	Deductions from Reserves	Balance at End of Year
Description
Accounts Receivable Allowances:
2022	$3,240	$126	$(386)	$2,980
2021	$1,770	$1,618	$(148)	$3,240
2020	$250	$5,214	$(3,694)	$1,770

VAT Allowances:
2022	$—	$—	$—	$—
2021	$237	$—	$(237)	$—
2020	$2,235	$—	$(1,998)	$237

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 26, 2022		FLEXSTEEL INDUSTRIES, INC.

		By:	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 26, 2022	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 26, 2022	/S/ G. Alejandro Huerta
G. Alejandro Huerta
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 26, 2022	/S/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	August 26, 2022	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 26, 2022	/S/ William S. Creekmuir
William S. Creekmuir
Director

Date:	August 26, 2022	/S/ Matthew A. Kaness
Matthew A. Kaness
Director

Date:	August 26, 2022	/S/ Eric S. Rangen
Eric S. Rangen
Director

Date:	August 26, 2022	/S/ Kathryn P. Dickson
Kathryn P. Dickson
Director

Date:	August 26, 2022	/S/ M. Scott Culbreth
M. Scott Culbreth
Director

 Exhibit Index

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 10, 2021).
4.1	Description of the Company’s common stock (incorporated by reference to Exhibit No. 4.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2019).
10.1	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *
10.2	Form of Notification of Award for the Cash Incentive Compensation Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.3	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.4

Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.5

Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.6

Form of Notification of Award for restricted stock units issued under the Omnibus Stock Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.7

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013). *

10.8	Form of Notification of Non-Statutory Stock Option Award (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.9	Amended and Restated Omnibus Stock Plan (incorporated by Reference to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2020). *
10.10	Form of Notification of Restricted Stock Award (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
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
10.17

First Amendment Executive Employment Agreement between the Company and Jerald K. Dittmer dated August 30, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019). *

10.18

Letter Agreement dated March 10, 2020, by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.19

Credit Agreement dated August 28, 2020, between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.20

Revolving Line of Credit Note dated August 28, 2020, between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.21

Security Agreement dated August 28, 2020, between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.22

Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated September 8, 2021 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021).

10.23	First Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated April 22, 2022. †
10.24

Letter Agreement dated May 6, 2022 by and between Flexsteel Industries, Inc. and Alejandro Huerta (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2022). *

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