Form 10-Q
period 2022-09-30
FLEXSTEEL INDUSTRIES INC
filed 2022-10-31
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 31, 2022	5,273,390

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,971	$2,184
Trade receivables - less allowances: September 30, 2022, $2,970, June 30, 2022, $2,980	33,886	41,106
Inventories	121,390	141,212
Other	13,119	4,950
Assets held for sale	616	616
Total current assets	172,982	190,068
NONCURRENT ASSETS:
Property, plant and equipment, net	38,958	38,543
Operating lease right-of-use assets	70,872	38,189
Other assets	1,941	1,941
TOTAL ASSETS	$284,753	$268,741

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$21,035	$32,147
Current portion of operating lease liabilities	7,993	6,361
Accrued liabilities:
Payroll and related items	4,978	6,385
Insurance	2,183	2,158
Restructuring costs	—	1,290
Advertising	3,780	4,052
Environmental remediation	9,800	3,570
Other	7,119	8,664
Total current liabilities	56,888	64,627
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	66,218	33,992
Lines of credit	30,030	37,739
Other liabilities	529	823
Total liabilities	153,665	137,181

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,226 shares issued and 5,313 outstanding as of September 30, 2022; 8,190 shares issued and 5,300 outstanding as of June 30, 2022	8,226	8,190
Additional paid-in capital	34,906	34,467
Treasury stock, at cost; 2,913 shares, and 2,890 shares as of September 30, 2022, and June 30, 2022, respectively	(66,775)	(66,372)
Retained earnings	154,731	155,275
Total shareholders' equity	131,088	131,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$284,753	$268,741

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
Net sales	$95,684	$137,689
Cost of goods sold	80,335	114,279
Gross margin	15,349	23,410
Selling, general and administrative expenses	14,574	18,785
Restructuring expense	—	152
Other expense	347	—
Gain on disposal of assets due to restructuring	—	(1,400)
Operating income	428	5,873
Interest expense	321	203
Other expense	2	2
Income before income taxes	105	5,668
Income tax (benefit) provision	(184)	1,315
Net income and comprehensive income	$289	$4,353
Weighted average number of common shares outstanding:
Basic	5,311	6,834
Diluted	5,467	7,090
Earnings per share of common stock:
Basic	$0.05	$0.64
Diluted	$0.05	$0.61

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2022
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Stock-based compensation	8	817	—	—	825
Vesting of restricted stock units and restricted shares	28	(378)	—	—	(350)
Treasury stock purchases	—	—	(403)	—	(403)
Cash dividends declared	—	—	—	(833)	(833)
Net income	—	—	—	289	289
Balance on September 30, 2022	$8,226	$34,906	$(66,775)	$154,731	$131,088

	Three Months Ended September 30, 2021
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Stock-based compensation	3	1,159	—	—	1,162
Vesting of restricted stock units and restricted shares	7	(257)	—	—	(250)
Treasury stock purchases	—	—	(1,915)	—	(1,915)
Cash dividends declared	—	—	—	(1,047)	(1,047)
Net income	—	—	—	4,353	4,353
Balance on September 30, 2021	$8,143	$34,917	$(33,235)	$160,446	$170,271

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$289	$4,353
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,128	1,327
Stock-based compensation expense	825	1,162
Change in provision for losses on accounts receivable	(10)	120
(Gain) on disposal of assets	—	(1,400)
Changes in operating assets and liabilities:
Trade receivables	7,230	7,620
Inventories	19,823	(32,574)
Other current assets	(8,169)	(1,449)
Other assets	—	8
Accounts payable - trade	(10,777)	(22,706)
Accrued liabilities	2,949	(726)
Other long-term liabilities	(294)	(50)
Net cash provided by (used in) operating activities	12,994	(44,315)
INVESTING ACTIVITIES:
Proceeds from the sale of capital assets	—	1,450
Capital expenditures	(1,878)	(821)
Net cash (used in) provided by investing activities	(1,878)	629
FINANCING ACTIVITIES:
Dividends paid	(867)	(1,050)
Treasury stock purchases	(403)	(1,915)
Proceeds from lines of credit	88,058	74,565
Payments on lines of credit	(95,768)	(25,013)
Shares withheld for tax payments on vested restricted shares	(349)	(248)
Net cash (used in) provided by financing activities	(9,329)	46,339
Increase in cash and cash equivalents	1,787	2,653
Cash and cash equivalents at beginning of the period	2,184	1,342
Cash and cash equivalents at end of the period	$3,971	$3,995

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$953	$1,074
Right-of-use assets exchanged for lease liabilities	$34,811	$—
Interest paid	$306	$157
Income taxes, net	$1,786	$741
Capital expenditures in accounts payable	$57	$(119)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED SEPTEMBER 30, 2022

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel” or “Our”) is one of the largest manufacturers, importers, and marketers of furniture products in the United States. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining and rocker-reclining chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, kitchen storage, bedroom furniture and outdoor furniture. A featured component in most of the upholstered furniture is a unique steel drop-in seat spring from which the name “Flexsteel” is derived. The Company distributes its products throughout the United States through its e-commerce channel and dealer sales force.

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial
Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, appropriately represent, in all material respects, the current status of accounting policies.

2.  INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2022	2022
Raw materials	$15,204	$16,405
Work in process and finished parts	4,753	5,534
Finished goods	101,433	119,273
Total	$121,390	$141,212

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of the Company’s restructuring plan, see Note 5 Restructuring. As of September 30, 2022, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale as of September 30, 2022, is included in the table below.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance was on July 1, 2022, the date the lessor made the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease term began on August 1, 2022, and ends on June 30, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.2 million plus taxes, insurance and common area maintenance costs.

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Operating lease expense	$2,666	$1,389
Variable lease expense	418	75
Total lease expense	$3,084	$1,464

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$953	$1,074

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$34,811	$—

Weighted-average remaining lease term (in years):
Operating leases	5.3	3.8

Weighted-average discount rate:
Operating leases	3.2%	2.9%

Future minimum lease payments under non-cancellable operating leases were as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
(in thousands)
Within one year	$10,106	$6,591
After one year and within two years	9,495	5,517
After two years and within three years	7,650	4,563
After three years and within four years	7,613	2,620
After four years and within five years	7,769	2,469
After five years	42,971	11,273
Total future minimum lease payments	$85,604	$33,033
Less – Discount	11,393	3,957
Lease liability	$74,211	$29,076

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

These actions are now complete, with one property remaining as held for sale as discussed in Note 3, Assets Held for Sale. The Company has incurred $59.4 million of expenses related to this restructuring program over the two-year timeframe as of June 30, 2022 and does not anticipate any further charges.

The following is a summary of restructuring costs:

	Three Months Ended
(in thousands)	September 30, 2022	September 30, 2021
Other associated costs	$—	$152
Total restructuring and related expenses	$—	$152
Reported as:
Operating expenses	$—	$152

Other associated costs include legal and professional fees as well as facilities and transition costs. During the quarter ended September 30, 2022, the Company paid all remaining expenses related to the restructuring program.

The roll-forward of the accrued restructuring costs is as follows:

One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance on June 30, 2022	$1,275	$15	$1,290
(Income) costs incurred	—	—	—
Expenses reimbursed (paid)	(1,275)	(15)	(1,290)
Accrual balance on September 30, 2022	$—	$—	$—

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.1 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 4.4% on September 30, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

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

As of September 30, 2022, there was $30.0 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of September 30, 2022, totaled $1.1 million.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended September 30, 2022, and September 30, 2021, was (175.5%) and 23.2%, respectively. The effective tax rate for the quarter ended September 30, 2022 was primarily impacted by adjustments related to uncertain tax positions.

8.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years upon vesting. Stock-based compensation is included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expenses for the three months ended September 30, 2022.

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Total stock-based compensation expense	$825	$1,162

The Company has two stock-based compensation plans available for granting awards to employees and directors.

(1)  Long-Term Incentive Compensation Plan (“LTIP”)

The LTIP provides for performance stock units (“PSUs”) to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”).  For awards under the LTIP for the three years ending June 30, 2023, 2024, and 2025, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax based on a defined percentage growth in fiscal years 2023, 2024, and 2025 as the performance metric. In conjunction with each grant of PSUs, the Committee grants RSUs under the 2013 Omnibus Stock Plan that vest at the end of three years.

The table below sets forth, as of September 30, 2022, the number of unvested PSUs granted at the target performance level for the 2021-2023, 2022-2024 and 2023-2025 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2022	86	$19.53	174	$18.87	260	$19.09
Granted	63	19.27	91	19.27	154	19.27
Vested	—	—	(44)	17.23	(44)	17.23
Forfeited	(1)	26.19	(1)	26.19	(2)	26.19
Unvested as of September 30, 2022	148	$19.40	220	$19.27	368	$19.32

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.7 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 1.7 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the three months ended September 30, 2022, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 20, 2022	35	$26.72
Granted	55	19.17
Vested	(7)	27.21
Forfeited	(1)	19.77
Unvested as of September 30, 2022	82	$21.72

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $1.2 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 1.4 years.

Options

A summary of the activity of the Company’s stock option plans as of September 30, 2022, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2022	215	$21.50
Granted	—	—
Exercised	—	—
Canceled	(1)	37.49
Outstanding at September 30, 2022	214	$21.43

The following table summarizes information for options outstanding at September 30, 2022:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	7.4	$12.64
18.30 - 19.72	12	4.6	18.99
21.96 - 27.57	57	4.6	24.19
31.06 - 32.80	32	3.1	32.30
43.09 - 47.45	16	4.1	45.44
$9.97 - 47.45	214	5.6	$21.43

The total unrecognized stock-based compensation expense related to options was $0.05 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of September 30, 2022, with an exercise price of $9.97 and a remaining life of 7.5 years. The total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.01 million as of September 30, 2022, which is expected to be recognized over a weighted-average period of 0.5 years.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of September 30, 2022, with an exercise price of $21.96 and a remaining life of 6.2 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Basic shares	5,311	6,834
Potential common shares:
Stock options	58	163
Non-vested restricted stock units and restricted shares	98	93
	156	256
Diluted shares	5,467	7,090

Anti-dilutive shares	173	16

Cash dividends declared per common share were $0.15 and $0.15 for the three months ended September 30, 2022, and September 30, 2021, respectively.

10.  COMMITMENTS AND CONTINGENCIES

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

Despite the Company’s position that it did not cause or contribute to the contamination, the Company reached a settlement with the EPA and the State of Indiana, which was filed as a consent decree in the U.S. District Court for the Northern District of Indiana on October 24, 2022. The consent decree requires Flexsteel to pay $9.8 million in resolution of the matter, upon the conclusion of a public comment period and final court approval. Accordingly, the Company has reflected a $9.8 million liability in the Consolidated Balance Sheets on September 30, 2022. This represents an increase to the liability of $6.2 million for the three months ended September 30, 2022. Flexsteel has also reached agreements with its insurance carriers for partial reimbursement of the settlement. As a result, for the three months ended September 30, 2022, the Company has also recorded a receivable of $6.2 million which is included in Other current assets in the Consolidated Balance Sheets on September 30, 2022.

Employment Matters - On March 22, 2021, the Company received notice of a class action lawsuit filed against Flexsteel Industries, Inc., and J.K. Dittmer and D.P. Schmidt as individuals, by a number of employees who had worked at the Dubuque Operations and Starkville plants prior to the closure of the locations due to the impact of COVID-19 on the business at that period of time. The allegations with the claim include failure to pay employee benefits as required by an ERISA-governed severance plan, failure of J.K. Dittmer and D.P. Schmidt to act with respect to the ERISA-governed severance plan, and failure to provide 60-days’ notice or the equivalent amount of pay to the employees required by the WARN Act when the Company closed the Dubuque and Starkville locations. The parties participated in a lengthy mediation and on December 3, 2021, agreed to resolve the matter for $1.3 million. The matter was dismissed with prejudice on September 1, 2022. The Company paid $1.3 million during the three months ended September 30, 2022, see Note 5 Restructuring.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2022 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2022, and 2021. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2022	2021
Net sales	100.0%	100.0%
Cost of goods sold	84.0	83.0
Gross margin	16.0	17.0
Selling, general and administrative expenses	15.2	13.6
Restructuring expense	—	0.1
Other expense	0.4	—
Gain on disposal of assets due to restructuring	—	(1.0)
Operating income	0.4	4.3
Interest expense	0.3	0.1
Other expense	0.0	0.0
Income before income taxes	0.1	4.2
Income tax (benefit) provision	(0.2)	1.0
Net income and comprehensive income	0.3%	3.2%

Results of Operations for the Quarter Ended September 30, 2022 vs. 2021

Net sales were $95.7 million for the quarter ended September 30, 2022, compared to net sales of $137.7 million in the prior year quarter, a decrease of 30.5%. The decrease in sales of $42.0 million was primarily driven by a decrease of $38.7 million related to home furnishing products sold through retailers and a decrease of $3.3 million for home furnishing products sold through e-commerce channels, compared to the prior year quarter.

Retail home furnishings backlog was $56 million for the quarter ended September 30, 2022, a decrease of 57.8% as compared to $133 million home furnishings backlog in the prior year quarter mainly due to focus of the organization to reduce backlog down to 3-5 week lead times and softness of consumer demand in the quarter.

Gross margin as a percent of net sales for the quarter ended September 30, 2022, was 16.0%, compared to 17.0% for the prior year quarter, a decrease of 100 basis points (“bps”). The 100-bps decrease was primarily due to a volume impact on fixed manufacturing costs, and higher delivery costs mainly driven by fuel price inflation partially offset by reduction of ancillary charges taken in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses decreased $4.2 million or 22.4% to $14.6 million in the first quarter ended September 30, 2022, as compared to $18.8 million in the first quarter of fiscal 2022. As a percentage of net sales, SG&A was 15.2% in the first quarter of fiscal 2023 compared to 13.6% of net sales in the prior year quarter. The decrease in SG&A is due primarily to reduction of salaries, wages, and related costs of $0.9 million, a decrease in sales volume related expense of $1.2 million and a decrease in all other expenses of $2.1 million in the first quarter of fiscal year 2023.

During the quarter ended September 30, 2022, no additional restructuring expenses were realized for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax was a benefit of $0.2 million, or an effective rate of (175.5%), and $1.3 million, or an effective rate of 23.2% during the quarter ended September 30, 2022, and September 30, 2021, respectively. The effective tax rate for the quarter ended September 30, 2022 was primarily impacted by adjustments related to uncertain tax positions.

Net income was $0.3 million, or $0.05 per diluted share for the quarter ended September 30, 2021, compared to net income of $4.4 million, or $0.61 per diluted share in the prior year.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on September 30, 2022, was $116.1 million compared to $125.4 million on June 30, 2022. The $9.3 million decrease in working capital was primarily due to a decrease in inventory of $19.8 million, a decrease in trade receivables of $7.2 million, and an increase in the environmental remediation liability of $6.2 million, partially offset by a decrease in accounts payable of $11.1 million, an increase in other current assets of $8.2 million, an increase in cash of $1.8 million, a decrease in other current liabilities of $1.5 million, and a decrease in the restructuring liability of $1.3 million. Capital expenditures were $1.9 million during the quarter ended September 30, 2022.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$12,994	$(44,315)
Net cash (used in) provided by investing activities	(1,878)	629
Net cash (used in) provided by financing activities	(9,329)	46,339
Increase in cash and cash equivalents	$1,787	$2,653

Net cash provided by (used in) operating activities

For the three months ended September 30, 2022, net cash provided by operating activities was $13.0 million, which primarily consisted of net income of $0.3 million, adjusted for non-cash items including depreciation of $1.1 million, and stock-based compensation of $0.8 million. Net cash provided by operating assets and liabilities was $10.8 million and was primarily due to a decrease in inventories of $19.8 million, and a decrease in trade receivables of $7.2 million, and an increase in accrued liabilities of $3.0 million, partially offset by a decrease in payables of $10.8 million, an increase in other current assets of $8.2 million, and a decrease in other long-term liabilities of $0.3 million.

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

Net cash (used in) provided by investing activities

For the three months ended September 30, 2022, net cash used by investing activities was $1.9 million, due to capital expenditures of $1.9 million.

For the three months ended September 30, 2021, net cash provided by investing activities was $0.6 million, primarily due to proceeds of $1.45 million for the sale of our Harrison, Arkansas, facility, partially offset by capital expenditures of $0.8 million.

Net cash (used in) provided by financing activities

For the three months ended September 30, 2022, net cash used by financing activities was $9.3 million, primarily due to proceeds from lines of credit of $88.1 million, offset by payments on lines of credit of $95.8 million, $0.4 million for treasury stock purchases, dividends paid of $0.9 million, and $0.3 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.1 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 4.4% on September 30, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

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

As of September 30, 2022, there was $30.0 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of September 30, 2022, totaled $1.1 million.

Contractual Obligations

As of September 30, 2022, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Foreign Currency Risk – During the quarters ended September 30, 2022, and 2021, the Company did not have sales, but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On September 30, 2022, the Company had $30.0 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2022.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock through January 19, 2025. All purchases were made in the open market.

The following table summarizes the activity of the common stock repurchases made during the three months ended September 30, 2022.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
July 1, 2022, to July 31, 2022	—	$—	—	$7,490,620
August 1, 2022, to August 31, 2022	—	—	—	7,490,620
September 1, 2022, to September 30, 2022	22,636	15.56	22,636	7,137,278
Three months ended September 30, 2022 (1)	22,636	$15.56	22,636	$7,137,278

(1) Excludes 3,268 shares purchased with cash in September 2022, with trade settlements after September 30, 2022.

Item 6.  Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	October 31, 2022	By:	/S/ G. Alejandro Huerta
G. Alejandro Huerta
Chief Financial Officer
(Principal Financial & Accounting Officer)