Form 10-Q
period 2022-12-31
FLEXSTEEL INDUSTRIES INC
filed 2023-02-08
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2022

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of February 8, 2023	5,177,386

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2022

		Page
Part I – Financial Information
Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2022, and June 30, 2022 (Unaudited)	3
	Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and six months ended December 31, 2022, and December 31, 2021 (Unaudited)	4
	Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended December 31, 2022, and December 31, 2021 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended December 31, 2022, and December 31, 2021 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
Part II – Other Information
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 6.	Exhibits	19
Signatures		20

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	December 31,	June 30,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,774	$2,184
Trade receivables - less allowances: December 31, 2022, $2,880, June 30, 2022, $2,980	32,665	41,106
Inventories	110,825	141,212
Other	6,908	4,950
Assets held for sale	616	616
Total current assets	152,788	190,068
NONCURRENT ASSETS:
Property, plant and equipment, net	38,065	38,543
Operating lease right-of-use assets	69,201	38,189
Other assets	1,941	1,941
TOTAL ASSETS	$261,995	$268,741

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$17,638	$32,147
Current portion of operating lease liabilities	8,027	6,361
Accrued liabilities:
Payroll and related items	5,441	6,385
Insurance	2,636	2,158
Restructuring costs	—	1,290
Advertising	5,004	4,052
Environmental remediation	—	3,570
Other	6,956	8,664
Total current liabilities	45,702	64,627
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	64,480	33,992
Lines of credit	19,173	37,739
Other liabilities	553	823
Total liabilities	129,908	137,181

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,239 shares issued and 5,201 outstanding as of December 31, 2022; 8,190 shares issued and 5,300 outstanding as of June 30, 2022	8,239	8,190
Additional paid-in capital	35,681	34,467
Treasury stock, at cost; 3,038 shares, and 2,890 shares as of December 31, 2022, and June 30, 2022, respectively	(68,598)	(66,372)
Retained earnings	156,765	155,275
Total shareholders' equity	132,087	131,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$261,995	$268,741

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	$93,137	$141,668	$188,821	$279,356
Cost of goods sold	77,299	132,141	157,634	246,419
Gross margin	15,838	9,527	31,187	32,937
Selling, general and administrative expenses	14,864	17,541	29,438	36,326
Environmental remediation	(2,788)	—	(2,788)	—
Restructuring expense	—	622	—	774
Other expense	—	—	347	—
Gain on disposal of assets due to restructuring	—	—	—	(1,400)
Operating income (loss)	3,762	(8,636)	4,190	(2,763)
Interest expense	316	223	637	426
Other (income) expense	(1)	(104)	1	(102)
Income (loss) before income taxes	3,447	(8,755)	3,552	(3,087)
Income tax provision (benefit)	594	(1,210)	410	105
Net income (loss) and comprehensive income (loss)	$2,853	$(7,545)	$3,142	$(3,192)
Weighted average number of common shares outstanding:
Basic	5,259	6,682	5,285	6,758
Diluted	5,339	6,682	5,436	6,758
Earnings (loss) per share of common stock:
Basic	$0.54	$(1.13)	$0.59	$(0.47)
Diluted	$0.53	$(1.13)	$0.58	$(0.47)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2022
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Stock-based compensation	8	817	—	—	825
Vesting of restricted stock units and restricted shares	28	(378)	—	—	(350)
Treasury stock purchases	—	—	(403)	—	(403)
Cash dividends declared	—	—	—	(833)	(833)
Net income	—	—	—	289	289
Balance on September 30, 2022	$8,226	$34,906	$(66,775)	$154,731	$131,088
Stock-based compensation	10	835	—	—	845
Vesting of restricted stock units and restricted shares	3	(60)			(57)
Treasury stock purchases	—	—	(1,823)	—	(1,823)
Cash dividends declared	—	—	—	(819)	(819)
Net income	—	—	—	2,853	2,853
Balance on December 31, 2022	$8,239	$35,681	$(68,598)	$156,765	$132,087

	Six Months Ended December 31, 2021
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Stock-based compensation	3	1,159	—	—	1,162
Vesting of restricted stock units and restricted shares	7	(257)	—	—	(250)
Treasury stock purchases	—	—	(1,915)	—	(1,915)
Cash dividends declared	—	—	—	(1,047)	(1,047)
Net income	—	—	—	4,353	4,353
Balance on September 30, 2021	$8,143	$34,917	$(33,235)	$160,446	$170,271
Stock-based compensation	4	1,016	—	—	1,020
Vesting of restricted stock units and restricted shares	(2)	(42)	—	—	(44)
Stock options exercised	8	110	—	—	118
Treasury stock purchases	—	—	(7,743)	—	(7,743)
Cash dividends declared	—	—	—	(1,013)	(1,013)
Net income	—	—	—	(7,545)	(7,545)
Balance on December 31, 2021	$8,153	$36,001	$(40,978)	$151,888	$155,064

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$3,142	$(3,192)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,277	2,662
Stock-based compensation expense	1,670	2,182
Change in provision for losses on accounts receivable	(100)	190
(Gain) on disposal of assets	—	(1,887)
Changes in operating assets and liabilities:
Trade receivables	8,541	5,795
Inventories	30,387	(17,917)
Other current assets	(1,958)	1,021
Other assets	—	(508)
Accounts payable - trade	(14,132)	(29,521)
Accrued liabilities	(4,914)	720
Other long-term liabilities	(271)	(543)
Net cash provided by (used in) operating activities	24,642	(40,998)
INVESTING ACTIVITIES:
Proceeds from the sale of capital assets	—	1,937
Capital expenditures	(2,176)	(1,535)
Net cash (used in) provided by investing activities	(2,176)	402
FINANCING ACTIVITIES:
Dividends paid	(1,678)	(3,060)
Treasury stock purchases	(2,226)	(9,658)
Proceeds from lines of credit	166,933	81,247
Payments on lines of credit	(185,498)	(25,013)
Proceeds from issuance of common stock	—	118
Shares withheld for tax payments on vested restricted shares	(407)	(293)
Net cash (used in) provided by financing activities	(22,876)	43,341
(Decrease) increase in cash and cash equivalents	(410)	2,745
Cash and cash equivalents at beginning of the period	2,184	1,342
Cash and cash equivalents at end of the period	$1,774	$4,087

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$4,224	$3,059
Right-of-use assets exchanged for lease liabilities	$35,305	$16,814
Interest paid	$823	$351
Income taxes, net	$1,993	$(1,719)
Capital expenditures in accounts payable	$15	$(160)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED DECEMBER 31, 2022

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and six months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial
Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, appropriately represent, in all material respects, the current status of accounting policies.

2.  INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2022	2022
Raw materials	$13,806	$16,405
Work in process and finished parts	4,175	5,534
Finished goods	92,844	119,273
Total	$110,825	$141,212

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of the Company’s restructuring plan, see Note 5 Restructuring. As of December 31, 2022, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale as of December 31, 2022, is included in the table below.

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

During the second quarter of fiscal year 2023, Flexsteel entered into a lease agreement for a showroom in Las Vegas, Nevada. The four-year lease term began on October 1, 2022, and ends on September 30, 2026.

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

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Operating lease expense	$2,700	$1,821	$5,366	$3,210
Variable lease expense	490	467	908	542
Total lease expense	$3,190	$2,288	$6,274	$3,752

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	Six Months Ended
	December 31, 2022	December 31, 2021
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,224	$3,059

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$35,305	$16,814

Weighted-average remaining lease term (in years):
Operating leases	4.9	4.7

Weighted-average discount rate:
Operating leases	3.3%	2.5%

Future minimum lease payments under non-cancellable operating leases were as follows:

December 31, 2022
(in thousands)
Remaining payments in FY2023	$5,371
FY2024	9,589
FY2025	7,989
FY2026	7,762
FY2027	7,778
Thereafter	44,934
Total future minimum lease payments	$83,423
Less imputed interest	10,916
Lease liability	$72,507

 5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. The changes were initial outcomes driven by customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced it completed the analysis and planning process and set forth the comprehensive transformation program to be executed over a two-year period, which included the previously announced restructuring activities on May 15, 2019. The transformation program included activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in the workforce. The Company substantially completed the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines during fiscal 2020.

On April 28, 2020, the Company announced the exit of Vehicle Seating, and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The Company substantially completed the restructuring activities related to the exit of Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

These actions are now complete, with one property remaining as held for sale as discussed in Note 3, Assets Held for Sale. The Company incurred $59.4 million of expenses related to this restructuring program over the two-year timeframe ended June 30, 2022 and does not anticipate any further charges.

The following is a summary of restructuring costs:

	Three Months Ended		Six Months Ended
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Other associated costs	$—	$622	$—	$774
Total restructuring and related expenses	$—	$622	$—	$774
Reported as:
Operating expenses	$—	$622	$—	$774

Other associated costs include legal and professional fees as well as facilities and transition costs.

On March 22, 2021, the Company received notice of a class action lawsuit filed against Flexsteel Industries, Inc., and J.K. Dittmer and D.P. Schmidt as individuals, by a number of employees who had worked at the Dubuque Operations and Starkville plants prior to the closure of the locations due to the impact of COVID-19 on the business at that period of time. The allegations with the claim include failure to pay employee benefits as required by an ERISA-governed severance plan, failure of J.K. Dittmer and D.P. Schmidt to act with respect to the ERISA-governed severance plan, and failure to provide 60-days’ notice or the equivalent amount of pay to the employees required by the WARN Act when the Company closed the Dubuque and Starkville locations. The parties participated in a lengthy mediation and on December 3, 2021, agreed to resolve the matter for $1.3 million. The matter was dismissed with prejudice on September 1, 2022. The Company paid $1.3 million during the three and six months ended December 31, 2022.

During the quarter ended September 30, 2022, the Company paid all remaining costs associated with the restructuring program.

The roll-forward of the accrued restructuring costs is as follows:

	One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance on June 30, 2022	$1,275	$15	$1,290
Expenses reimbursed (paid)	(1,275)	(15)	(1,290)
Accrual balance on December 31, 2022	$—	$—	$—

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.1 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 5.6% on December 31, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2022, the Company was in compliance with all covenants.

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

As of December 31, 2022, there was $19.2 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of December 31, 2022, totaled $1.1 million.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended December 31, 2022, and December 31, 2021, was 17.2% and 13.8%, respectively, and for the six months ended December 31, 2022, and December 31, 2021, was 11.5% and (3.4%), respectively. For the three and six months ended December 31, 2022, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, as well as impacts arising from the reversal of the valuation allowance associated with movements in certain deferred tax assets. For the three and six months ended December 31, 2021, the effective tax rate differed from the statutory tax rate of 21% due to the tax benefit on the year-to-date loss not being recorded due to the Company’s valuation allowance position.

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

The following table is a summary of total stock-based compensation expenses for the three and six months ended December 31, 2022.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Total stock-based compensation expense	$845	$1,020	$1,670	$2,182

On December 14, 2022, the Company’s shareholders approved the Flexsteel Industries, Inc. 2022 Equity Incentive Plan (“2022 Plan”). The 2022 Plan is a long-term incentive plan pursuant to which awards may be granted to certain employees, independent contractors and directors of the Company, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other stock-based awards. No awards have been granted under the 2022 Plan as of December 31, 2022.

The 2022 Plan replaces the Long-Term Incentive Compensation Plan (“LTIP”) and the 2013 Omnibus Stock Plan (collectively, the “Prior Plans”) and no further awards will be made under either of the Prior Plans, but these Prior Plans will continue to govern awards previously granted under them.

(1)  Long-Term Incentive Compensation Plan

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

The table below sets forth, as of December 31, 2022, the number of unvested PSUs granted at the target performance level for the 2021-2023, 2022-2024 and 2023-2025 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2022	86	$19.53	174	$18.87	260	$19.09
Granted	63	19.27	91	19.27	154	19.27
Vested	—	—	(44)	17.23	(44)	17.23
Forfeited	(1)	26.19	(1)	26.19	(2)	26.19
Unvested as of December 31, 2022	148	$19.40	220	$19.27	368	$19.32

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.2 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1.5 years.

(2) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan is for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units.

Restricted shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the six months ended December 31, 2022, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2022	35	$26.72
Granted	55	19.17
Vested	(17)	23.62
Forfeited	(1)	19.77
Unvested as of December 31, 2022	72	$21.78

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $1.0 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 1.4 years.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2022, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2022	215	$21.50
Granted	—	—
Exercised	—	—
Canceled	(13)	30.20
Outstanding at December 31, 2022	202	$20.95

The following table summarizes information for options outstanding at December 31, 2022:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	7.2	$12.64
18.30 - 19.72	6	8.4	18.30
21.96 - 27.57	57	4.4	24.18
31.06 - 32.80	29	2.7	32.27
43.09 - 47.45	13	3.7	45.28
$9.97 - 47.45	202	5.6	$20.95

The total unrecognized stock-based compensation expense related to options was $0.03 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 0.3 years.

Stock-Based Compensation Granted Outside a Plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of December 31, 2022, with an exercise price of $9.97 and a remaining life of 7.3 years. The total unrecognized stock-based compensation expense related to options awarded outside a plan was $0.01 million as of December 31, 2022, which is expected to be recognized over a weighted-average period of 0.3 years.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of December 31, 2022, with an exercise price of $21.96 and a remaining life of 6.0 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Basic shares	5,259	6,682	5,285	6,758
Potential common shares:
Stock options	45	—	52	—
Non-vested restricted stock units and restricted shares	35	—	99	—
	80	—	151	—
Diluted shares	5,339	6,682	5,436	6,758

Anti-dilutive shares	161	—	161	—

Cash dividends declared per common share were $0.15 and $0.30 for the three and six months ended December 31, 2022, respectively, and were $0.15 and $0.30 for the three and six months ended December 31, 2021, respectively.

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

Despite the Company’s position that it did not cause or contribute to the contamination, the Company reached a settlement with the EPA and the State of Indiana, which was filed as a consent decree in the U.S. District Court for the Northern District of Indiana on October 24, 2022. The consent decree required Flexsteel to pay $9.8 million in resolution of the matter. Flexsteel also reached agreements with its insurance carriers for partial reimbursement of the settlement. As of December 31, 2022, the Company has made full payment in accordance with the settlement agreement and as a result of insurance proceeds received, the Company recorded income of $2.8 million for the quarter ended December 31, 2022, included in environmental remediation on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2022, and 2021. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	83.0	93.3	83.5	88.2
Gross margin	17.0	6.7	16.5	11.8
Selling, general and administrative expenses	16.0	12.4	15.6	13.0
Environmental remediation	(3.0)	—	(1.5)	—
Restructuring expense	—	0.4	—	0.3
Other expense	—	—	0.2	—
Gain on disposal of assets due to restructuring	—	—	—	(0.5)
Operating income (loss)	4.0	(6.1)	2.2	(1.0)
Interest expense	0.3	0.2	0.3	0.2
Other (income) expense	(0.0)	(0.1)	0.0	(0.0)
Income (loss) before income taxes	3.7	(6.2)	1.9	(1.2)
Income tax provision (benefit)	0.6	(0.9)	0.2	0.0
Net income (loss) and comprehensive income (loss)	3.1%	(5.3)%	1.7%	(1.2)%

Results of Operations for the Quarter Ended December 31, 2022 vs. 2021

Net sales were $93.1 million for the quarter ended December 31, 2022, compared to net sales of $141.7 million in the prior year quarter, a decrease of 34.3%. The decrease in sales of $48.5 million was primarily driven by a decrease of $42.1 million related to home furnishing products sold through retailers and a decrease of $6.4 million for home furnishing products sold through e-commerce channels, compared to the prior year quarter. Home furnishing sales have reverted to be in-line with pre-pandemic volumes as prior year quarter sales were especially strong due to the surge in COVID-induced spending on home furniture.

Retail home furnishings backlog was $60 million as of the quarter ended December 31, 2022, a decrease of 50.4% as compared to $121 million home furnishings backlog in the prior year quarter mainly due to focus of the organization to reduce backlog down to 3-5 week lead times and softness of consumer demand in the quarter.

Gross margin as a percent of net sales for the quarter ended December 31, 2022, was 17.0%, compared to 6.7% for the prior year quarter, an increase of 1,030 basis points (“bps”). The 1,030-bps increase was primarily due to a decline in ancillary charges, partially offset by the decline in sales volume in the quarter as compared to the prior year quarter.

Selling, general and administrative (“SG&A”) expenses decreased $2.7 million or 15.3% to $14.9 million in the second quarter ended December 31, 2022, as compared to $17.5 million in the second quarter of fiscal 2022. The decrease is primarily due to a decrease in sales volume related expenses of $1.3 million and a decrease in all other expenses of $1.4 million in the second quarter of fiscal year 2023. As a percentage of net sales, SG&A was 16.0% in the second quarter of fiscal 2023 compared to 12.4% of net sales in the prior year quarter. The 360-bps increase was primarily due to lower sales volume, partially offset by a decrease in certain fixed expenses for the three months ended December 31, 2022.

During the quarter ended December 31, 2022, the Company recorded income of $2.8 million as a result of insurance proceeds received related to the settlement of the environmental remediation liability. See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the quarter ended December 31, 2022, no additional restructuring expenses were realized for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $0.6 million, or an effective rate of 17.2% for the quarter ended December 31, 2022, compared to an income tax benefit of $1.2 million, or an effective rate of 13.8% during the quarter ended December 31, 2021. The effective tax rate for the quarter ended December 31, 2022 was primarily impacted by the reversal of the valuation allowance associated with movements in certain deferred tax assets.

Net income was $2.9 million, or $0.53 per diluted share for the quarter ended December 31, 2022, compared to net loss of $7.5 million, or ($1.13) per diluted share in the prior year.

Results of Operations for the Six Months Ended December 31, 2022, vs. 2021

Net sales were $188.8 million for the six months ended December 31, 2022, compared to net sales of $279.4 million in the prior-year six-month period, a decrease of 32.4%. The decrease in sales of $90.5 million was primarily driven by $80.8 million related to home furnishing products sold through retailers and $9.7 million for home furnishing products sold through e-commerce channels. The sales decrease was primarily driven by the same factors discussed above for the quarter ended December 31, 2022.

Gross margin as a percent of net sales for the six months ended December 31, 2022, was 16.5%, compared to 11.8% for the prior-year six-month period, an increase of 470 bps. The 470-bps increase was primarily driven by the same factors discussed above for the quarter ended December 31, 2022.

Selling, general and administrative expenses decreased $6.9 million in the six months ended December 31, 2022, compared to the prior-year six-month period. The decrease is primarily due to a decrease in sales volume related expenses of $2.9 million and a decrease in all other expenses of $4.0 million in the second quarter of fiscal year 2023. As a percentage of net sales, SG&A was 15.6% in the six months ended December 31, 2022, compared to the prior-year six-month period of 13.0%. The 260-bps increase was primarily due to lower sales volume, partially offset by a decrease in certain fixed expenses for the six months ended December 31, 2022.

During the six months ended December 31, 2022, the Company recorded income of $2.8 million related to the settlement of the environmental remediation liability. See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the six months ended December 31, 2022, no additional restructuring expenses were realized for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the six months ended December 31, 2021, we completed the sale of one of our Harrison, Arkansas facilities, resulting in total net proceeds of $1.45 million, and a total gain of $1.4 million.

Income tax expense was $0.4 million, or an effective rate of 11.5%, during the six months ended December 31, 2022, compared to income tax expense of $0.1 million in the prior-year six-month period, or an effective tax rate of (3.4%). The effective tax rate for the six months ended December 31, 2022, was primarily impacted by adjustments to uncertain tax positions, as well as the reversal of the valuation allowance associated with movements in certain deferred tax assets.

Net income was $3.1 million, or $0.58 per diluted share for the six months ended December 31, 2022, compared to net loss of $3.2 million, or ($0.47) per diluted share in the prior-year six-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on December 31, 2022, was $107.1 million compared to $125.4 million on June 30, 2022. The $18.3 million decrease in working capital was primarily due to a decrease in inventory of $30.4 million, a decrease in net trade receivables of $8.4 million, partially offset by a decrease in accounts payable of $14.5 million, a decrease in the environmental liability of $3.6 million, an increase in other current assets of $2.0 million, a decrease in other current liabilities of $1.7 million, and a decrease in the restructuring liability of $1.3 million. Refer to discussion of working capital changes below, under Net cash provided by (used in) operating activities. Capital expenditures were $2.2 million during the six months ended December 31, 2022.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$24,642	$(40,998)
Net cash (used in) provided by investing activities	(2,176)	402
Net cash (used in) provided by financing activities	(22,876)	43,341
(Decrease) increase in cash and cash equivalents	$(410)	$2,745

Net cash provided by (used in) operating activities

For the six months ended December 31, 2022, net cash provided by operating activities was $24.6 million, which primarily consisted of net income of $3.1 million, adjusted for non-cash items including depreciation of $2.3 million, and stock-based compensation of $1.7 million. Net cash provided by operating assets and liabilities was $17.7 million and was primarily due to a decrease in inventories of $30.4 million, and a decrease in trade receivables of $8.5 million, partially offset by a decrease in accrued liabilities of $4.9 million, a decrease in payables of $14.1 million, an increase in other current assets of $2.0 million, and a decrease in other long-term liabilities of $0.3 million. Sales volume declines have driven the decrease in trade receivables, as well as decreased inventory purchases driving declines in inventory and payables. Accrued liabilities declined primarily due to the environmental remediation settlement.

For the six months ended December 31, 2021, net cash used in operating activities was $41.0 million, which primarily consisted of net loss of $3.2 million, adjusted for non-cash items including depreciation of $2.7 million, gain from the sale of capital assets of $1.9 million, stock-based compensation of $2.2 million, and provisions for losses of $0.2 million. Net cash used in operating assets and liabilities was $41.0 million and was primarily due to an increase in inventory of $17.9 million due to continued inventory build, a decrease in accounts payable of $29.5 million, an increase in other current assets of $0.5 million, an increase in other liabilities of $0.1 million, and partially offset by a decrease in trade receivables of $5.8 million.

Net cash (used in) provided by investing activities

For the six months ended December 31, 2022, net cash used in investing activities was $2.2 million, due to capital expenditures of $2.2 million.

For the six months ended December 31, 2021, net cash provided by investing activities was $0.4 million, primarily due to proceeds of $1.94 million from the sale of our Harrison, Arkansas, facility and the sale of our transportation fleet equipment, partially offset by capital expenditures of $1.54 million.

Net cash (used in) provided by financing activities

For the six months ended December 31, 2022, net cash used in financing activities was $22.9 million, primarily due to payments on lines of credit of $185.5 million, partially offset by proceeds from lines of credit of $166.9 million. In addition to the line of credit activity, net cash used in financing activities was also due to $2.2 million for treasury stock purchases, dividends paid of $1.7 million, and $0.4 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

For the six months ended December 31, 2021, net cash provided by financing activities was $43.3 million, primarily due to proceeds from lines of credit of $81.3 million, offset by payments on lines of credit of $25.0 million, $9.7 million for treasury stock purchases, dividends paid of $3.1 million, and $0.2 million for tax payments on employee vested restricted shares.

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.1 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 5.6% on December 31, 2022. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2022, the Company was in compliance with all covenants.

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

As of December 31, 2022, there was $19.2 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of December 31, 2022, totaled $1.1 million.

Contractual Obligations

As of December 31, 2022, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Foreign Currency Risk – During the quarters ended December 31, 2022, and 2021, the Company did not have sales, but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On December 31, 2022, the Company had $19.2 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2022.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2022, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock through January 19, 2025. All purchases were made in the open market, except as noted below.

The following table summarizes the activity of the common stock repurchases made during the three months ended December 31, 2022.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
October 1, 2022, to October 31, 2022	43,914	$14.96	1,235,119	$6,478,061
November 1, 2022, to November 30, 2022	33,015	15.29	1,268,134	5,971,515
December 1, 2022, to December 31, 2022	48,288	15.20	1,314,889	5,256,990
Three months ended December 31, 2022 (1) (2)	125,217	$15.14	1,314,889	$5,256,990

(1)Includes 3,268 shares purchased with cash in September 2022, with trade settlements in October 2022.

(2)Includes 1,533 shares surrendered for payment of withholding taxes in connection with the vesting of restricted stock.

Item 6.  Exhibits

Exhibit No.
10.1	Flexsteel Industries, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Form 8-K filed with the Commission on December 16, 2022).
10.2	2022 Equity Incentive Plan – Stock Option Agreement*
10.3	2022 Equity Incentive Plan – Performance Share Unit Agreement*
10.4	2022 Equity Incentive Plan – Restricted Stock Unit Agreement*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	February 8, 2023	By:	/S/ G. Alejandro Huerta
G. Alejandro Huerta
Chief Financial Officer
(Principal Financial & Accounting Officer)