Form 10-Q
period 2023-03-31
FLEXSTEEL INDUSTRIES INC
filed 2023-05-03
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of May 3, 2023	5,151,243

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I FINANCIAL INFORMATION

Item 1.Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,409	$2,184
Trade receivables - less allowances: March 31, 2023, $2,831, June 30, 2022, $2,980	36,507	41,106
Inventories	113,311	141,212
Other	7,572	4,950
Assets held for sale	616	616
Total current assets	160,415	190,068
NONCURRENT ASSETS:
Property, plant and equipment, net	38,405	38,543
Operating lease right-of-use assets	67,024	38,189
Other assets	1,943	1,941
TOTAL ASSETS	$267,787	$268,741

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$25,584	$32,147
Current portion of operating lease liabilities	7,778	6,361
Accrued liabilities:
Payroll and related items	8,098	6,385
Insurance	2,425	2,158
Restructuring costs	—	1,290
Advertising	4,368	4,052
Environmental remediation	—	3,570
Other	5,524	8,664
Total current liabilities	53,777	64,627
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	62,902	33,992
Lines of credit	17,727	37,739
Other liabilities	578	823
Total liabilities	134,984	137,181

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,247 shares issued and 5,169 outstanding as of March 31, 2023; 8,190 shares issued and 5,300 outstanding as of June 30, 2022	8,247	8,190
Additional paid-in capital	36,463	34,467
Treasury stock, at cost; 3,078 shares, and 2,890 shares as of March 31, 2023, and June 30, 2022, respectively	(69,340)	(66,372)
Retained earnings	157,433	155,275
Total shareholders' equity	132,803	131,560
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$267,787	$268,741

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	$99,052	$140,408	$287,873	$419,765
Cost of goods sold	80,407	118,337	238,041	364,757
Gross margin	18,645	22,071	49,832	55,008
Selling, general and administrative expenses	16,529	16,316	45,967	52,642
Environmental remediation	—	—	(2,788)	—
Restructuring (income) expense	—	(59)	—	715
Other expense	—	—	347	—
Gain on disposal of assets due to restructuring	—	—	—	(1,400)
Operating income	2,116	5,814	6,306	3,051
Interest expense	260	176	897	602
Other (income)	(12)	(14)	(11)	(116)
Income before income taxes	1,868	5,652	5,420	2,565
Income tax provision	393	336	803	441
Net income and comprehensive income	$1,475	$5,316	$4,617	$2,124
Weighted average number of common shares outstanding:
Basic	5,179	6,330	5,249	6,615
Diluted	5,352	6,494	5,427	6,842
Earnings per share of common stock:
Basic	$0.28	$0.84	$0.88	$0.32
Diluted	$0.28	$0.82	$0.85	$0.31

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2023
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Stock-based compensation	8	817	—	—	825
Vesting of restricted stock units and restricted shares	28	(378)	—	—	(350)
Treasury stock purchases	—	—	(403)	—	(403)
Cash dividends declared	—	—	—	(833)	(833)
Net income	—	—	—	289	289
Balance on September 30, 2022	$8,226	$34,906	$(66,775)	$154,731	$131,088
Stock-based compensation	10	835	—	—	845
Vesting of restricted stock units and restricted shares	3	(60)	—	—	(57)
Treasury stock purchases	—	—	(1,823)	—	(1,823)
Cash dividends declared	—	—	—	(819)	(819)
Net income	—	—	—	2,853	2,853
Balance on December 31, 2022	$8,239	$35,681	$(68,598)	$156,765	$132,087
Stock-based compensation	8	794	—	—	802
Vesting of restricted stock units and restricted shares	—	(12)	—	—	(12)
Treasury stock purchases	—	—	(742)	—	(742)
Cash dividends declared	—	—	—	(807)	(807)
Net income	—	—	—	1,475	1,475
Balance on March 31, 2023	$8,247	$36,463	$(69,340)	$157,433	$132,803

	Nine Months Ended March 31, 2022
	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Stock-based compensation	3	1,159	—	—	1,162
Vesting of restricted stock units and restricted shares	7	(257)	—	—	(250)
Treasury stock purchases	—	—	(1,915)	—	(1,915)
Cash dividends declared	—	—	—	(1,047)	(1,047)
Net income	—	—	—	4,353	4,353
Balance on September 30, 2021	$8,143	$34,917	$(33,235)	$160,446	$170,271
Stock-based compensation	4	1,016	—	—	1,020
Vesting of restricted stock units and restricted shares	(2)	(42)	—	—	(44)
Stock options exercised	8	110	—	—	118
Treasury stock purchases	—	—	(7,743)	—	(7,743)
Cash dividends declared	—	—	—	(1,013)	(1,013)
Net income	—	—	—	(7,545)	(7,545)
Balance on December 31, 2021	$8,153	$36,001	$(40,978)	$151,888	$155,064
Stock-based compensation	6	(637)	—	—	(631)
Treasury stock purchases	—	—	(18,300)	—	(18,300)
Cash dividends declared	—	—	—	(849)	(849)
Net income	—	—	—	5,316	5,316
Balance on March 31, 2022	$8,159	$35,364	$(59,278)	$156,355	$140,600

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$4,617	$2,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,483	3,983
Stock-based compensation expense	2,472	1,551
Change in provision for losses on accounts receivable	(149)	220
(Gain) on disposal of assets	—	(1,887)
Changes in operating assets and liabilities:
Trade receivables	4,748	11,242
Inventories	27,901	7,007
Other current assets	(2,622)	2,539
Other assets	—	(518)
Accounts payable - trade	(6,311)	(28,556)
Accrued liabilities	(3,430)	(959)
Other long-term liabilities	(247)	(655)
Net cash provided by (used in) operating activities	30,462	(3,909)
INVESTING ACTIVITIES:
Proceeds from the sale of capital assets	—	1,937
Capital expenditures	(3,597)	(2,867)
Net cash (used in) investing activities	(3,597)	(930)
FINANCING ACTIVITIES:
Dividends paid	(3,241)	(3,060)
Treasury stock purchases	(2,968)	(27,958)
Proceeds from lines of credit	254,482	148,589
Payments on lines of credit	(274,494)	(110,496)
Proceeds from issuance of common stock	—	118
Shares withheld for tax payments on vested restricted shares	(419)	(293)
Net cash (used in) provided by financing activities	(26,640)	6,900
Increase in cash and cash equivalents	225	2,061
Cash and cash equivalents at beginning of the period	2,184	1,342
Cash and cash equivalents at end of the period	$2,409	$3,403

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	$6,575	$4,515
Right-of-use assets exchanged for lease liabilities	$35,305	$16,814
Interest paid	$1,079	$546
Income taxes, net	$2,911	$(1,278)
Capital expenditures in accounts payable	$140	$56

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED MARCH 31, 2023

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and nine months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial
Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, appropriately represent, in all material respects, the current status of accounting policies.

2.  INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2023	2022
Raw materials	$14,980	$16,405
Work in process and finished parts	4,323	5,534
Finished goods	94,008	119,273
Total	$113,311	$141,212

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of the Company’s restructuring plan, see Note 5 Restructuring. As of March 31, 2023, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale as of March 31, 2023, is included in the table below.

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

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$2,700	$1,805	$8,066	$5,015
Variable lease expense	482	177	1,390	719
Total lease expense	$3,182	$1,982	$9,456	$5,734

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

	Nine Months Ended
	March 31, 2023	March 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,575	$4,515

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$35,305	$16,814

Weighted-average remaining lease term (in years):
Operating leases	9.4	4.4

Weighted-average discount rate:
Operating leases	2.9%	3.2%

Future minimum lease payments under non-cancellable operating leases were as follows:

March 31, 2023
(in thousands)
Remaining payments in FY2023	$3,021
FY2024	9,589
FY2025	7,989
FY2026	7,762
FY2027	7,778
Thereafter	44,934
Total future minimum lease payments	$81,073
Less imputed interest	10,393
Lease liability	$70,680

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

The following is a summary of restructuring costs:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
One-time employee termination benefits	$—	$(211)	$—	$(211)
Other associated costs	—	152	—	926
Total restructuring and related expenses	$—	$(59)	$—	$715
Reported as:
Operating expenses	$—	$(59)	$—	$715

Other associated costs include legal and professional fees as well as facilities and transition costs.

On March 22, 2021, the Company received notice of a class action lawsuit filed against Flexsteel Industries, Inc., and J.K. Dittmer and D.P. Schmidt as individuals, by a number of employees who had worked at the Dubuque Operations and Starkville plants prior to the closure of the locations due to the impact of COVID-19 on the business at that period of time. The allegations with the claim include failure to pay employee benefits as required by an ERISA-governed severance plan, failure of J.K. Dittmer and D.P. Schmidt to act with respect to the ERISA-governed severance plan, and failure to provide 60-days’ notice or the equivalent amount of pay to the employees required by the WARN Act when the Company closed the Dubuque and Starkville locations. The parties participated in a lengthy mediation and on December 3, 2021, agreed to resolve the matter for $1.3 million. The matter was dismissed with prejudice on September 1, 2022. The Company paid $1.3 million during the nine months ended March 31, 2023.

During the quarter ended September 30, 2022, the Company paid all remaining costs associated with the restructuring program.

The roll-forward of the accrued restructuring costs is as follows:

	One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance on June 30, 2022	$1,275	$15	$1,290
Expenses (paid)	(1,275)	(15)	(1,290)
Accrual balance on March 31, 2023	$—	$—	$—

6.  CREDIT ARRANGEMENTS

On August 28, 2020, the Company entered a two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with an interest rate of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit was secured by essentially all the Company’s assets, excluding real property, and required the Company to maintain compliance with certain financial and non-financial covenants. This line of credit was subsequently canceled in the first quarter of fiscal year 2022.

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.1 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 6.1% on March 31, 2023. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2023, management believes the Company was in compliance with all covenants.

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

As of March 31, 2023, there was $17.7 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of March 31, 2023, totaled $1.1 million.

7.  INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended March 31, 2023, and March 31, 2022, was 21.0% and 5.9%, respectively, and for the nine months ended March 31, 2023, and March 31, 2022, was 14.8% and 17.2%, respectively. For the nine months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, as well as impacts arising from the reversal of the valuation allowance associated with movements in certain deferred tax assets.

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

The following table is a summary of total stock-based compensation expenses for the three and nine months ended March 31, 2023.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Total stock-based compensation expense	$802	$(631)	$2,472	$1,551

On December 14, 2022, the Company’s shareholders approved the Flexsteel Industries, Inc. 2022 Equity Incentive Plan (“2022 Plan”).

The 2022 Plan replaces the Long-Term Incentive Compensation Plan (“LTIP”) and the 2013 Omnibus Stock Plan (collectively, the “Prior Plans”). No further awards will be made under either of the Prior Plans, but these Prior Plans will continue to govern awards previously granted under them.

(1)2022 Equity Incentive Plan

The 2022 Plan is a long-term incentive plan pursuant to which awards may be granted to certain employees, independent contractors and directors of the Company, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other stock-based awards. Awards for 3,791 shares were granted under the 2022 Plan in the quarter ended March 31, 2023 with a fair value per share of $19.25. These shares remain unvested and have no forfeitures as of March 31, 2023. These shares are included in the Restricted Share and RSUs table below.

(2)  Long-Term Incentive Compensation Plan

The LTIP provided for performance stock units (“PSUs”) to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”).  For awards under the LTIP for the three year performance periods ending June 30, 2023, 2024, and 2025, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax based on a defined percentage growth as the performance metric for the performance periods ending June 30, 2023, 2024, and 2025. In conjunction with each grant of PSUs, the Committee granted RSUs under the 2013 Omnibus Stock Plan that vest at the end of three years.

The table below sets forth, as of March 31, 2023, the number of unvested PSUs granted at the target performance level for the 2021-2023, 2022-2024 and 2023-2025 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2022	86	$19.53	174	$18.87	260	$19.09
Granted	63	19.27	91	19.27	154	19.27
Vested	(1)	19.23	(44)	17.23	(45)	17.28
Forfeited	(2)	26.62	(3)	26.62	(5)	26.62
Unvested as of March 31, 2023	146	$19.32	218	$19.26	364	$19.29

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.7 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 1.2 years.

(3) 2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan was for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units. No further stock units will be issued under this plan.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the nine months ended March 31, 2023, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2022	35	$26.72
Granted	59	19.17
Vested	(17)	23.62
Forfeited	(2)	27.84
Unvested as of March 31, 2023	75	$21.45

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.9 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 1.2 years.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2023, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2022	215	$21.50
Granted	—	—
Exercised	—	—
Canceled	(13)	30.20
Outstanding at March 31, 2023	202	$20.95

The following table summarizes information for options outstanding at March 31, 2023:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	6.9	$12.64
18.30 - 19.72	6	8.2	18.30
21.96 - 27.57	57	4.1	24.18
31.06 - 32.80	29	3.0	32.27
43.09 - 47.45	13	3.5	45.28
$9.97 - 47.45	202	5.4	$20.95

The total unrecognized stock-based compensation expense related to options was $0.01 million as of March 31, 2023, which is expected to be recognized over a weighted-average period of 0.02 years.

Stock-Based Compensation Granted Outside a Plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of March 31, 2023, with an exercise price of $9.97 and a remaining life of 7.0 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of March 31, 2023, with an exercise price of $21.96 and a remaining life of 5.7 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Basic shares	5,179	6,330	5,249	6,615
Potential common shares:
Stock options	75	87	60	126
Non-vested restricted stock units and restricted shares	98	77	118	101
	173	164	178	227
Diluted shares	5,352	6,494	5,427	6,842

Anti-dilutive shares	154	76	161	48

Cash dividends declared per common share were $0.15 and $0.45 for the three and nine months ended March 31, 2023, respectively, and were $0.15 and $0.45 for the three and nine months ended March 31, 2022, respectively.

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

Despite the Company’s position that it did not cause or contribute to the contamination, the Company reached a settlement with the EPA and the State of Indiana, which was filed as a consent decree in the U.S. District Court for the Northern District of Indiana on October 24, 2022. The consent decree required Flexsteel to pay $9.8 million in resolution of the matter. Flexsteel also reached agreements with its insurance carriers for partial reimbursement of the settlement. During the quarter ended December 31, 2022, the Company made full payment in accordance with the settlement agreement and as a result of insurance proceeds received, the Company recorded income of $2.8 million for the quarter ended December 31, 2022, included in environmental remediation on the Consolidated Statements of Income and Comprehensive Income.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2023, and 2022. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.2	84.3	82.7	86.9
Gross margin	18.8	15.7	17.3	13.1
Selling, general and administrative expenses	16.7	11.6	16.0	12.5
Environmental remediation	—	—	(1.0)	—
Restructuring (income) expense	—	—	—	0.2
Other expense	—	—	0.1	—
Gain on disposal of assets due to restructuring	—	—	—	(0.3)
Operating income	2.1	4.1	2.2	0.7
Interest expense	0.2	0.1	0.3	0.1
Other (income)	—	—	—	—
Income before income taxes	1.9	4.0	1.9	0.6
Income tax provision	0.4	0.2	0.3	0.1
Net income and comprehensive income	1.5%	3.8%	1.6%	0.5%

Results of Operations for the Quarter Ended March 31, 2023 vs. 2022

Net sales were $99.1 million for the quarter ended March 31, 2023, compared to net sales of $140.4 million in the prior year quarter, a decrease of 29.4%. The decrease in sales of $41.3 million was primarily driven by a decrease of $36.6 million related to home furnishing products sold through retailers and a decrease of $4.7 million for home furnishing products sold through e-commerce channels, compared to the prior year quarter. Home furnishing sales have reverted to be in-line with pre-pandemic volumes as prior year quarter sales were especially strong due to the surge in COVID-induced spending on home furnishings.

Retail home furnishings backlog was $63 million as of the quarter ended March 31, 2023, a decrease of 36.4% as compared to $99 million home furnishings backlog in the prior year quarter, mainly due to the Company’s focus on reducing backlog down to 3-5 week lead times and softness of consumer demand in the quarter.

Gross margin as a percent of net sales for the quarter ended March 31, 2023, was 18.8%, compared to 15.7% for the prior year quarter, an increase of 310 basis points (“bps”). The 310-bps increase was primarily due to cost control initiatives, partially offset by the deleveraging of fixed costs due to sales volume decline in the quarter as compared to the prior year quarter.

Selling, general and administrative (“SG&A”) expenses increased $0.2 million or 1.2% to $16.5 million in the third quarter ended March 31, 2023, as compared to $16.3 million in the prior year quarter. The increase is primarily due to incentive compensation related expenses offset by a decline in all other expenses in the quarter ended March 31, 2023. As a percentage of net sales, SG&A was 16.7% in the quarter ended March 31, 2023 compared to 11.6% of net sales in the prior year quarter. The 510-bps increase was primarily due to lower sales volume, partially offset by a decrease in certain fixed expenses for the quarter ended March 31, 2023.

During the quarter ended March 31, 2023, no additional restructuring expenses were realized for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $0.4 million, or an effective rate of 21.0% for the quarter ended March 31, 2023, compared to an income tax expense of $0.3 million, or an effective rate of 5.9% during the quarter ended March 31, 2022. The prior year’s effective tax rate was primarily impacted by changes in our deferred tax assets for which we received income tax benefit due to our full valuation allowance.

Net income was $1.5 million, or $0.28 per diluted share for the quarter ended March 31, 2023, compared to net income of $5.3 million, or $0.82 per diluted share in the prior year quarter.

Results of Operations for the Nine Months Ended March 31, 2023, vs. 2022

Net sales were $287.9 million for the nine months ended March 31, 2023, compared to net sales of $419.8 million in the prior-year nine-month period, a decrease of 31.4%. The decrease in sales of $131.9 million was primarily driven by a decrease of $117.5 million related to home furnishing products sold through retailers and a decrease of $14.4 million for home furnishing products sold through e-commerce channels. The sales decrease was primarily driven by the same factors discussed above for the quarter ended March 31, 2023.

Gross margin as a percent of net sales for the nine months ended March 31, 2023, was 17.3%, compared to 13.1% for the prior-year nine-month period, an increase of 420 bps. The 420-bps increase was primarily driven by the same factors discussed above for the quarter ended March 31, 2023.

Selling, general and administrative expenses decreased $6.7 million in the nine months ended March 31, 2023, compared to the prior-year nine-month period. The decrease is primarily due to a decrease in sales volume related expenses of $2.8 million and a decrease in all other expenses of $3.9 million in fiscal year 2023. As a percentage of net sales, SG&A was 16.0% in the nine months ended March 31, 2023, compared to the prior-year nine-month period of 12.5%. The 350-bps increase was primarily due to lower sales volume, partially offset by a decrease in certain fixed expenses for the nine months ended March 31, 2023.

During the nine months ended March 31, 2023, the Company recorded income of $2.8 million related to the settlement of the environmental remediation liability. See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the nine months ended March 31, 2023, no additional restructuring expenses were realized for our facilities listed as held for sale. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the nine months ended March 31, 2022, we completed the sale of one of our Harrison, Arkansas facilities, resulting in total net proceeds of $1.45 million, and a total gain of $1.4 million.

Income tax expense was $0.8 million, or an effective rate of 14.8%, during the nine months ended March 31, 2023, compared to income tax expense of $0.4 million in the prior-year nine-month period, or an effective tax rate of 17.2%. The effective tax rate for the nine months ended March 31, 2023, was primarily impacted by adjustments to uncertain tax positions, as well as the reversal of the valuation allowance associated with movements in certain deferred tax assets.

Net income was $4.6 million, or $0.85 per diluted share for the nine months ended March 31, 2023, compared to net income of $2.1 million, or $0.31 per diluted share in the prior-year nine-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on March 31, 2023, was $106.6 million compared to $125.4 million on June 30, 2022. The $18.8 million decrease in working capital was primarily due to a decrease in inventory of $27.9 million, a decrease in net trade receivables of $4.6 million, and an increase of operating lease liabilities of $1.4 million partially offset by a decrease in accounts payable of $6.6 million, a decrease in the environmental liability of $3.6 million, an increase in other current assets of $2.6 million, a decrease in the restructuring liability of $1.3 million, a decrease in other current liabilities of $0.8 million, and an increase in cash of $0.2 million. Refer to discussion of working capital changes below, under Net cash provided by (used in) operating activities. Capital expenditures were $3.6 million during the nine months ended March 31, 2023.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$30,462	$(3,909)
Net cash (used in) investing activities	(3,597)	(930)
Net cash (used in) provided by financing activities	(26,640)	6,900
Increase in cash and cash equivalents	$225	$2,061

Net cash provided by (used in) operating activities

For the nine months ended March 31, 2023, net cash provided by operating activities was $30.5 million, which primarily consisted of net income of $4.6 million, adjusted for non-cash items including depreciation of $3.5 million, stock-based compensation of $2.5 million, and a decrease in provisions for losses of $0.1 million. Net cash provided by operating assets and liabilities was $20.0 million and was primarily due to a decrease in inventories of $27.9 million, and a decrease in trade receivables of $4.7 million, partially offset by a decrease in accrued liabilities of $3.4 million, a decrease in payables of $6.3 million, a decrease in other current assets of $2.6 million, and a decrease in other long-term liabilities of $0.2 million. Sales volume declines have driven the decrease in trade receivables, as well as decreased inventory purchases driving declines in inventory and payables. Accrued liabilities declined primarily due to the environmental remediation settlement.

For the nine months ended March 31, 2022, net cash used in operating activities was $3.9 million, which primarily consisted of net income of $2.1 million, adjusted for non-cash items including depreciation of $4.0 million, gain from the sale of capital assets of $1.9 million, stock-based compensation of $1.6 million, and provisions for losses of $0.2 million. Net cash used in operating assets and liabilities of $9.9 million was primarily due to a decrease in accounts payable of $28.5 million, and a decrease in other liabilities of $1.6 million partially offset by a decrease in trade receivables of $11.2 million, a decrease in inventory of $7.0 million due to decrease inventory purchases, and a decrease in other current assets of $2.0 million.

Net cash (used in) provided by investing activities

For the nine months ended March 31, 2023, net cash used in investing activities was $3.6 million, due to capital expenditures of $3.6 million.

For the nine months ended March 31, 2022, net cash used in investing activities was $0.9 million, primarily due to capital expenditures of $2.8 million partially offset by proceeds of $1.9 million for the sale of our Harrison, AR, facility, and the sale of our transportation fleet equipment.

Net cash (used in) provided by financing activities

For the nine months ended March 31, 2023, net cash used in financing activities was $26.6 million, primarily due to payments on lines of credit of $274.5 million, partially offset by proceeds from lines of credit of $254.5 million. In addition to the line of credit activity, net cash used in financing activities was also due to dividends paid of $3.2 million, $3.0 million for purchases of company stock, and $0.4 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

For the nine months ended March 31, 2022, net cash provided by financing activities was $6.9 million, primarily due to proceeds from lines of credit of $148.6 million, offset by payments on lines of credit of $110.5 million, $27.9 million for purchases of company stock, dividends paid of $3.1 million, and $0.2 million for tax payments on employee vested restricted shares.

Line of Credit

On August 28, 2020, the Company entered a two-year secured $25.0 million revolving line of credit with Dubuque Bank and Trust Company, with an interest rate of 1.50% plus LIBOR, subject to a floor of 3.00%. The revolving line of credit was secured by essentially all the Company’s assets, excluding real property, and required the Company to maintain compliance with certain financial and non-financial covenants. This line of credit was subsequently canceled in the first quarter of fiscal year 2022.

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. The Company’s $1.1 million letters of credit previously issued by the Lender are being treated as outstanding under the Credit Agreement and reduce the amount of available borrowings under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank & Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. Subject to certain conditions, borrowings under the Credit Agreement bear interest at LIBOR plus 1.25% or 1.50% per annum, or an effective interest rate of 6.1% on March 31, 2023. When LIBOR becomes unavailable, the replacement rate will be determined pursuant to the terms of the Credit Agreement. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2023, management believes the Company was in compliance with all covenants.

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

As of March 31, 2023, there was $17.7 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of March 31, 2023, totaled $1.1 million.

Contractual Obligations

As of March 31, 2023, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Foreign Currency Risk – During the quarters ended March 31, 2023, and 2022, the Company did not have sales, but had purchases and other expenses denominated in foreign currencies. The market risk associated with currency exchange rates and prices is not considered significant.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On March 31, 2023, the Company had $17.7 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2023.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table summarizes the activity of the common stock repurchases made during the three months ended March 31, 2023.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
January 1, 2023, to January 31, 2023	25,058	$17.08	1,339,947	$4,827,661
February 1, 2023, to February 28, 2023	7,782	19.24	1,347,729	4,677,560
March 1, 2023, to March 31, 2023	8,433	19.51	1,356,162	4,422,399
Three months ended March 31, 2023	41,273	$17.98	1,356,162	$4,422,399

Item 6.  Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	May 3, 2023	By:	/S/ G. Alejandro Huerta
G. Alejandro Huerta
Chief Financial Officer
(Principal Financial & Accounting Officer)