Form 10-K
period 2023-06-30
FLEXSTEEL INDUSTRIES INC
filed 2023-08-25
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-K

______________________________________

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2023

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

Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐ Smaller Reporting Company ☑ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of August 25, 2023	5,164,794

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 30, 2022 (which was the last business day of the registrant’s most recently completed second quarter) was $72,442,576.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2023 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Statements, including those in this Annual Report on Form 10-K, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, changes in foreign currency values, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, disruptions or security breaches to business information systems, the impact of any future pandemic, and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

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

	For the years ended June 30,
(in thousands)	2023	2022	2021
Residential	$393,692	$543,447	$476,519
Contract	—	835	2,406
	$393,692	$544,282	$478,925

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2023, the Company operated manufacturing facilities located in Dublin, Georgia, and Juarez, Mexico. These ongoing manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Foreign Operations

The Company has minimal export sales. On June 30, 2023, the Company had approximately 34 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of products acquired from overseas suppliers. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico and had approximately 1,200 employees located in Mexico on June 30, 2023. The four Mexico facilities total 1,061,000 square feet. As of June 30, 2023, the Company has not begun operations in the Mexicali facility and had subleased approximately 105,000 square feet. The Company is in negotiations to sublease the remainder of the facility until such time that demand necessitates the additional capacity. See “Risk Factors” in Item 1A and Note 2 Leases of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2023	June 30, 2022	June 30, 2021
$49,729	$62,800	$155,325

Raw Materials

The Company utilizes various types of wood, fabric, leather, filling material, high carbon spring steel, bar and wire stock, polyurethane foam and other raw materials in manufacturing furniture. The Company purchases these materials from numerous outside suppliers, both U.S. and foreign, and is not dependent upon any single source of supply. The costs of certain raw materials fluctuate, but all continue to be readily available within supplier lead-times; however, we could experience supply-chain disruptions at any time, which could impact the availability of materials.

Industry Factors

The Company has exposure to actions by governments, including tariffs, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Government Regulations

The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2023.

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

Trademarks and Patents

The Company owns the United States improvement patents to its Flexsteel guaranteed-for-life Blue Steel Spring – the all-riveted, high-carbon, steel-banded seating platform that gives upholstered and leather furniture the strength and comfort to last a lifetime, as well as patents on convertible beds. The Company owns other patents and owns certain trademarks in connection with its furniture.

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

Employees

The Company had approximately 1,700 employees on June 30, 2023, including 6 employees who are covered by collective bargaining agreements. Management believes it has good relations with employees.

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

In addition, in response to shifts in employee workplace preferences, we have allowed certain of our employees the option of a hybrid work schedule where they may choose to work partially from home. Although we continue to implement strong physical and cybersecurity measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyberattacks and other disruptions because a material portion of our employees work remotely either full or part-time, and we cannot be certain that our mitigation efforts will be effective.

The implementation of a new business information system could disrupt the business.

The Company continues to migrate business and financial processes from legacy ERP systems to SAP. The Company takes great care in the planning and execution of these migrations, however, implementation issues related to the transition could arise and may result in the following:

•Disruption of the Company’s domestic and international supply chain;

•Inability to fill customer orders accurately and on a timely basis;

•Negative impact on financial results;

•Inability to fulfill federal, state and local tax filing requirements in a timely and accurate matter; and

•Increased demands of management and associates to the detriment of other corporate initiatives.

The Company’s participation in a multi-employer pension plan may have exposures under those plans that could extend beyond what its obligations would be with respect to its employees.

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

At June 30, 2023, we had $38.7 million in property, plant and equipment and $68.3 million in right of use assets associated with leased facilities. These definite-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. In particular, if capacity requirements do not necessitate the utilization of our leased Mexicali, Mexico facility and we are unsuccessful at subleasing the facility in the future the carrying amount of the right of use asset associated with that lease may not be recoverable. A write-down of all or a portion of the value of the Mexicali right of use asset could have a material impact on our earnings in the period of impairment. At June 30, 2023 the Company does not believe any impairment indicators exist due to current and expected sublease tenants and plans for future operations but impairment assessment involves the use of considerable judgement and any change in future market or economic conditions could cause actual results to differ.

The Company’s success depends on its ability to recruit and retain key employees and highly skilled workers in a competitive labor market.

If the Company is not successful in recruiting and retaining key employees and highly skilled workers or experiences the unexpected loss of those employees, the operations may be negatively impacted.

Additionally, we are and will continue to be dependent upon our senior management team and other key personnel. Losing the services of one or more key members of our management team or other key personnel could adversely affect our operations. Ongoing or future communicable diseases increase the risk that certain senior executive officers or a member of the board of directors could become ill, causing them to be incapacitated or otherwise unable to perform their duties for an extended absence. This could negatively impact the efficiency and effectiveness of processes and internal controls throughout the Company and our ability to service customers.

We may not be able to collect amounts owed to us.

We grant payment terms between 10 and 60 days to customers, often without requiring collateral. Due to ongoing global supply chain issues and inflationary cost pressures, some customers have requested extended payment terms or informed us they will not pay amounts within agreed upon terms. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should more customers experience liquidity issues than we anticipate, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity.

Risks related to our industry:

The impact of COVID-19 or similar pandemics could have a materially adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, and financial condition.

During the initial height of the COVID-19 pandemic, purchases of home furnishings were heavily impacted as they are largely deferable and heavily influenced by consumer sentiment. Public health organizations recommended, and many governments implemented, measures from time-to-time to slow and limit the transmission of the virus, including certain business shutdowns and shelter in place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, potential border closures, and disruptions to the businesses of our selling channel partners, and others.

Our suppliers and customers also face these and other challenges, which have and could continue to lead to a disruption in our supply chain, raw material inflation or the inability to get the raw materials necessary to produce our products, increased shipping, and transportation costs, as well as decreased consumer spending and decreased demand for our products. A resurgence of the COVID-19 pandemic or other public health emergency in the future could have a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, and financial condition.

Continuing inflation and changes in foreign currency may impact our profitability.

Cost inflation including significant increases in ocean container rates, raw materials prices, labor rates, and domestic transportation costs have and could continue to impact profitability. Continued imbalances between supply and demand for these resources may continue to exert upward pressure on costs.

The Company purchases raw materials, component parts, and certain finished goods from foreign external suppliers. Prices for these purchases are primarily negotiated in U.S. dollars on a purchase order basis. A negative shift in the U.S. dollar relative to the local currency of our supplier could result in price increases and negatively impact our cost structure. In addition, the majority of our manufactured products are produced in Mexico. The wages of our employees and certain other employee benefit and indirect costs are made in Pesos. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of manufacturing.

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

The Company acquires raw materials, component parts, and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within the Company’s supply chain is subject to delays in delivery, availability, quality, and pricing. Changes in international trade policies including tariffs, access to ports and border crossings, or railways could disrupt the supply chain, increase cost and reduce competitiveness. The delivery of goods from these suppliers has been and may continue to be delayed by customs, labor issues, availability of third-party transportation and equipment, geo-political pressures, changes in political, economic, and social conditions, weather, laws, and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability, and its cash flow.

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

Additionally, a disruption in supply from foreign countries could adversely affect our ability to timely fill customer orders for those products and decrease our sales, earnings, and liquidity. The main foreign countries we source from are Vietnam, China, Thailand, and Mexico. It is unclear how our supply chain could be further impacted by COVID-19, including the spread of new variants, and there are many unknowns including how long we could be impacted, the severity of the impacts, and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

Finally, the Company relies on third parties to deliver customer orders. The capacity of these third parties or cost of this service could be impacted by labor disputes, cost inflation (particularly fuel), and availability of drivers which could increase cost and have negative impacts on our earnings.

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

Additionally, most of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and an involuntary shut down of those stores due to COVID-19 or similar pandemic or a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin.

These and other competitive pressures could cause us to lose market share, revenues, and customers, increase expenditure or reduce prices, any of which could have a material adverse effect on our results of operations or liquidity.

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

Use of social media to disseminate negative commentary may adversely impact the Company’s reputation and business.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals to access a broad audience of consumers and other interested persions. Negative commentary regarding the Company or its products may be posted on social media platforms at any time and may have an adverse impact on its reputation, business, or relationships with third parties, including suppliers, customers, investors, and lendors. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy or context. The harm may be immediate without affording the Company an opportunity for redress or correction.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company owns the following facilities as of June 30, 2023:

	Approximate
Location	Size (square feet)	Principal Operations
Huntingburg, Indiana	611,000	Distribution
Edgerton, Kansas	500,000	Distribution
Starkville, Mississippi(1)	349,000	Manufacturing (Held for Sale)
Dublin, Georgia	315,000	Manufacturing
Dubuque, Iowa	40,000	Corporate Office

(1)Facility is classified as held for sale as of June 30, 2023. See Note 6 Assets Held for Sale of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosure of the assets held for sale.

The Company leases the following facilities as of June 30, 2023:

	Approximate
Location	Size (square feet)	Principal Operations
Mexicali, Mexico	508,000	Manufacturing
Greencastle, Pennsylvania	242,000	Distribution
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	197,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
High Point, North Carolina	58,000	Showroom
El Paso, Texas	38,000	Warehouse
Las Vegas, NV	6,000	Showroom
Shenzhen, China	2,000	Office
Bangkok, Thailand	1,500	Office
Binh Duong, Vietnam	1,000	Office

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

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

Holders of Record

The Company estimates there were approximately 3,000 beneficial holders of common stock of the Company as of June 30, 2023. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On January 20, 2022, the Board of Directors approved a repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025. All purchases were made in the open market.

The following table summarizes the activity of the common stock repurchases made during the three months ended June 30, 2023.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
April 1, 2023, to April 30, 2023	17,894	$18.71	1,374,056	$4,162,934
May 1, 2023, to May 31, 2023	13,237	17.46	1,387,293	3,944,992
June 1, 2023, to June 30, 2023	8,753	18.86	1,396,046	3,779,477
As of June 30, 2023	39,884	$18.33	1,396,046	$3,779,477

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2023, 2022 and 2021. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.0	86.6	79.8
Gross margin	18.0	13.4	20.2
Selling, general and administrative	16.0	12.3	14.2
Restructuring expense	—	0.1	0.7
Environmental remediation	(0.7)	—	—
(Gain) on disposal of assets	—	(0.3)	(1.2)
Other expense	0.1	—	—
Litigation settlement costs	—	—	0.0
Operating income	2.7	1.2	6.5
Other income	0.0	0.0	0.1
Interest (expense)	(0.3)	(0.2)	(0.0)
Income before income taxes	2.3	1.1	6.6
Income tax (benefit) expense	(1.4)	0.7	1.8
Net income	3.8%	0.3%	4.8%

Fiscal 2023 Compared to Fiscal 2022

Net sales were $393.7 million for the year ended June 30, 2023, compared to net sales of $544.3 million in the prior year, a decrease of ($150.6) million or (27.7%). Sales of products sold through retailers declined by ($142.5) million or (29.3%) primarily driven by consumer demand returning to pre-pandemic levels and competitive pressure to lower prices. Sales of products sold through e-commerce channels decreased by ($8.1) million, or (13.8%) due to a decrease in consumer demand.

Gross margin as a percent of net sales for the year ended June 30, 2023, was 18.0%, compared to 13.4% for the prior year period, an increase of 460 basis points (“bps”). The 460-bps increase was primarily driven by a 680-bps increase related to lower ancillary charges caused by domestic supply chain disruptions and higher per diem charges in the prior year, an increase of 40-bps primarily related to cost savings initiatives for materials, labor, and transportation, a decrease of 150-bps due to pricing promotions and inventory write-downs, and a decrease of 110-bps related to capacity growth investments in manufacturing and distribution.

Selling, general, and administrative (“SG&A”) expenses decreased by $3.9 million in the year ended June 30, 2023, compared to the prior fiscal year. As a percentage of net sales, SG&A expense was 16.0% in the fiscal year 2023 compared to 12.3% of net sales in the prior fiscal year. The increase of 370-bps is primarily due to an increase of 350-bps due to deleverage on year-over-year sales decline and an increase of 20-bps due to higher incentive compensation and investment in growth initiatives.

There were no restructuring expenses in the year ended June 30, 2023, as all restructuring activities were completed in the prior fiscal year. The prior fiscal year expenses were primarily for ongoing costs associated with our facilities listed as held for sale, professional fees, and former employee expenses as part of our previously announced comprehensive restructuring plan. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2023, the Company recorded income of $2.8 million as a result of insurance proceeds received related to the settlement of the environmental remediation liability. See Note 13 Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Income tax benefit was ($5.6) million, or an effective rate of (60.3%), for the year ended June 30, 2023, compared to income tax expense of $4.1 million in the prior year, or an effective tax rate of 68.6%. The effective tax rate was primarily impacted by the release of our valuation allowance on deferred tax assets. See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Net income was $14.8 million, or $2.74 per diluted share for the year ended June 30, 2023, compared to net income of $1.9 million, or $0.28 per diluted share in the prior year.

Fiscal 2022 Compared to Fiscal 2021

Net sales were $544.3 million for the year ended June 30, 2022, compared to net sales of $478.9 million in the prior year, an increase of $65.4 million or 13.6%. Sales of products sold through retailers grew by $73.4 million or 17.8% primarily driven by pricing and a strong order backlog at the start of the year. Sales of products sold through e-commerce channels decreased by ($8.0) million, or (12%) due to a decrease in consumer demand.

Gross margin as a percent of net sales for the year ended June 30, 2022, was 13.4%, compared to 20.2% for the prior year period, a decrease of 680-bps. The 680-bps decrease was primarily driven by a 450-bps decrease related to ancillary charges caused by domestic supply chain disruptions and higher per diem charges, a decrease of 200-bps due to pricing promotions and inventory write-downs, a decrease of 110-bps related to capacity growth investments in a third additional manufacturing plant in Mexico, and a new distribution facility in Greencastle, Pennsylvania, and a decrease of 70-bps primarily related to cost inflation for materials, labor, and transportation, partially offset by an increase of 150-bps related to price realization.

SG&A expenses decreased by $1.2 million in the year ended June 30, 2022, compared to the prior fiscal year. As a percentage of net sales, SG&A was 12.3% in the fiscal year 2022 compared to 14.2% of net sales in the prior fiscal year. The decrease of 190-bps is primarily due to a decrease of 170-bps due to leverage on year-over-year sales growth and a decrease of 100-bps due to lower incentive compensation and offset by an increase of 80-bps due to growth investments.

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

During the year ended June 30, 2022, we completed the sale of our remaining Harrison, Arkansas facility, resulting in total net proceeds of $1.4 million, and a total gain of $1.4 million.

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

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on June 30, 2023, was $115.5 million compared to $125.4 million on June 30, 2022. The $9.9 million decrease in working capital was due to a decrease in inventory of $19.1 million and a decrease of $2.9 million in trade receivables offset by a decrease in accounts payable of $7.4 million, a decrease in other liabilities of $2.1 million, an increase of other current assets of $1.5 million, and an increase in cash of $1.2 million. Capital expenditures were $4.8 million for the fiscal year ended June 30, 2023.

A summary of operating, investing, and financing cash flow is shown in the following table:

	For the years ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$22,989	$7,993
Net cash (used in) investing activities	(4,450)	(1,916)
Net cash (used in) financing activities	(17,358)	(5,235)
Increase in cash and cash equivalents	$1,181	$842

Net cash provided by operating activities

For the year ended June 30, 2023, cash provided by operating activities was $23.0 million, which primarily consisted of net income of $14.8 million, adjusted for non-cash items including depreciation of $4.6 million and stock-based compensation of $3.2 million, offset by $7.2 million in deferred income taxes, accounts receivable allowance recoveries of $0.4 million, and gain from the sale of capital assets of $0.3 million. The $7.2 million change in deferred income taxes primarily relates to the release of our valuation allowance on deferred tax assets. Net cash provided by operating assets and liabilities was $8.3 million and was primarily due to a decrease in inventory of $19.1 million due to fewer purchases intended to reduce inventory, a decrease in accounts receivable of $3.3 million due to lower net sales, offset by a decrease in accounts payable of $7.3 million due to lower inventory purchases, a decrease in other assets of $5.3 million, and a decrease in other liabilities of $1.5 million.

For the year ended June 30, 2022, cash provided by operating activities was $8.0 million, which primarily consisted of net income of $1.9 million, adjusted for non-cash items including depreciation of $5.2 million, gain from the sale of capital assets of $1.8 million, stock-based compensation of $1.0 million and allowance reserve recoveries of $0.3 million. Net cash provided by operating assets and liabilities was $2.0 million and was primarily due to a decrease in accounts payable of $35.8 million due to a decrease in inventory of $19.9 million due to fewer purchases intended to reduce inventory, a decrease in accounts receivable of $15.1 million primarily due to the timing of sales and collections, a decrease in other current assets of $4.0 million and a decrease in other liabilities of $1.2 million.

Net cash (used in) investing activities

For the year ended June 30, 2023, net cash used in investing activities was $4.5 million, primarily due to capital expenditures of $4.8 million partially offset by proceeds of $0.3 million from the sale of capital assets.

For the year ended June 30, 2022, net cash used in investing activities was $1.9 million, primarily due to capital expenditures of $3.8 million partially offset by proceeds of $1.9 million from the sale of our Harrison, Arkansas, facility, and the finalization of the sale of our transportation fleet equipment.

Net cash (used in) financing activities

For the year ended June 30, 2023, net cash used in financing activities was $17.4 million, primarily due to proceeds from lines of credit of $363.8 million, offset by payments on lines of credit of $373.3 million, $3.7 million for treasury stock purchases, dividends paid of $3.2 million, and $1.0 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank and Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 6.42% on June 30, 2023.

As of June 30, 2023, there was $28.3 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2023, totaled $1.1 million

See Note 9 Credit Arrangements of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations on June 30, 2023, and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$82,746	$9,391	$18,233	$18,082	~~$~~ 37,040
Warehouse management obligation	4,915	1,512	3,025	378	—

Outlook

Our focus for fiscal 2024 will be to remain financially agile with strong liquidity, continue building our foundation for profitable long-term growth in both retail and e-commerce sales channels, build global supply chain resiliency, expand sourcing, manufacturing, and distribution capacity to support future growth, strengthen digital capabilities, reimagine the customer experience, and build strong culture and talent.

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

Allowance for Credit Losses – We establish an allowance for credit losses to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. Our accounts receivable allowance consists of an allowance for expected credit losses which is established through a review of open accounts, historical collection, and historical write-off amounts. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

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

Valuation of Long-Lived Assets – We periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For assets held for sale, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over the estimated fair value less cost to sell. We recorded no impairments in the fiscal years 2023 and 2022.

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

Income Taxes - In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

At June 30, 2023 the Company determined that based on the weight of available evidence, we will be able to recover our deferred tax assets and reversed our deferred tax valuation allowance. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we re-establish a valuation allowance against our deferred tax assets. Establishing a valuation allowance or an increase in the valuation allowance could result in additional income tax expense in such a period and could have a significant impact on our future earnings. Refer to Note 10 Income Taxes of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

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

Foreign Currency Risk – During fiscal years 2023, 2022, and 2021, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefit and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On June 30, 2023, the Company had $28.3 million outstanding on its line of credit.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories— Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has inventories of $122.1 million as of June 30, 2023. The Company records inventories at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized. Markdowns establish a new cost basis for the Company’s inventories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Given the quantitative and qualitative materiality of the balance, coupled with the judgments and subjectivity involved to estimate the markdowns to the net realizable value of inventories, auditing management’s estimates of net realizable value required subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated net realizable value of inventories included the following, among others:

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

•We tested the accuracy and completeness of the Company’s measurement of inventory markdowns using a sampling approach. We evaluated the appropriateness of methodologies and assumptions used by management to estimate inventory markdowns including inventory quantities on-hand, historical sales activity, and other assumptions used by management.

•We evaluated management’s measurement of the inventory markdowns and net realizable value by testing the mathematical accuracy of the Company’s calculation.

•We performed retrospective reviews of actual products sold in the current year against prior year inventory markdowns to net realizable value.

/s/ Deloitte & Touche LLP

Minneapolis, MN

August 25, 2023

We have served as the Company's auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2023, of the Company and our report dated August 25, 2023, expressed an unqualified opinion on those financial statements.

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

August 25, 2023

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,365	$2,184
Trade receivables - less allowances: 2023, $2,600; 2022, $2,980	38,168	41,106
Inventories	122,076	141,212
Other	6,417	4,950
Assets held for sale	616	616
Total current assets	170,642	190,068
NONCURRENT ASSETS:
Property, plant and equipment, net	38,652	38,543
Operating lease right-of-use assets	68,294	38,189
Deferred income taxes	7,154	—
Other assets	5,808	1,941
TOTAL	$290,550	$268,741
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$24,745	$32,147
Current portion of operating lease liabilities	7,179	6,361
Accrued liabilities:
Payroll and related items	9,955	6,385
Insurance	1,920	2,158
Restructuring costs	—	1,290
Advertising	5,358	4,052
Environmental remediation	—	3,570
Other	5,948	8,664
Total current liabilities	55,105	64,627
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	64,974	33,992
Line of credit	28,273	37,739
Other liabilities	577	823
Total liabilities	148,929	137,181
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,292 shares issued and 5,174 shares outstanding as of June 30, 2023, and 8,190 shares issued and 5,300 shares outstanding as of June 30, 2022	8,292	8,190
Additional paid-in capital	36,605	34,467
Treasury stock, at cost; 3,118 shares and 2,890 shares as of June 30, 2023 and 2022, respectively	(70,072)	(66,372)
Retained earnings	166,796	155,275
Total shareholders' equity	141,621	131,560
TOTAL	$290,550	$268,741

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2023	2022	2021
Net sales	$393,692	$544,282	$478,925
Cost of goods sold	322,745	471,602	382,195
Gross margin	70,947	72,680	96,730
Selling, general and administrative	62,846	66,733	67,977
Restructuring expense	—	730	3,422
Environmental remediation	(2,788)	—	—
(Gain) on disposal of assets	—	(1,400)	(5,881)
Other expense	347	—	—
Litigation settlement costs	—	—	12
Operating income	10,542	6,617	31,200
Other income (expense):
Other income	18	121	277
Interest (expense)	(1,341)	(835)	(10)
Total other (expense) income	(1,323)	(714)	267
Income before income taxes	9,219	5,903	31,467
Income tax (benefit) expense	(5,559)	4,050	8,419
Net income	$14,778	$1,853	$23,048
Weighted average number of common shares outstanding:
Basic	5,225	6,329	7,200
Diluted	5,385	6,503	7,468
Earnings per share of common stock
Basic	$2.83	$0.29	$3.20
Diluted	$2.74	$0.28	$3.09

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par
	Value of	Additional
	Common	Paid-In	Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2020	$8,008	$31,748	$(1,563)	$137,312	$175,505
Issuance of common stock:
Stock options exercised, net	13	(30)	—	—	(17)
Long-term incentive compensation	—	2,321	—	—	2,321
Stock-based compensation	112	(24)	—	—	88
Treasury stock purchases	—	—	(29,757)	—	(29,757)
Cash dividends declared	—	—	—	(3,220)	(3,220)
Net income	—	—	—	23,048	23,048
Balance at June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Issuance of common stock:
Stock options exercised, net	7	110	—	—	117
Long-term incentive compensation	—	51	—	—	51
Stock-based compensation	50	291	—	—	341
Treasury stock purchases	—	—	(35,052)	—	(35,052)
Cash dividends declared	—	—	—	(3,718)	(3,718)
Net income	—	—	—	1,853	1,853
Balance at June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Issuance of common stock:
Long-term incentive compensation	—	1,813	—	—	1,813
Stock-based compensation	102	325	—	—	427
Treasury stock purchases	—	—	(3,700)	—	(3,700)
Cash dividends declared	—	—	—	(3,257)	(3,257)
Net income	—	—	—	14,778	14,778
Balance at June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621

Cash dividends declared per common share were $0.60, $0.60, and $0.45 for the fiscal years ended June 30, 2023, 2022, and 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$14,778	$1,853	$23,048
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,572	5,171	5,210
Deferred income taxes	(7,154)	—	2,111
Stock-based compensation expense	3,191	1,020	3,738
Changes in (recoveries) provision for losses on accounts receivable	(380)	(260)	1,470
Change in reserve for VAT receivable	—	—	(237)
(Gain) on disposition of capital assets	(313)	(1,782)	(5,948)
Changes in operating assets and liabilities:
Trade receivables	3,318	15,140	(25,239)
Inventories	19,136	19,913	(90,560)
Other current assets	(1,467)	4,470	9,351
Other assets	(3,865)	(542)	(90)
Accounts payable - trade	(7,320)	(35,809)	39,893
Accrued liabilities	(1,270)	(769)	3,957
Other long-term liabilities	(237)	(412)	604
Net cash provided by (used in) operating activities	22,989	7,993	(32,692)
INVESTING ACTIVITIES:
Purchases of investments	—	—	(47)
Proceeds from sale of investments	—	—	46
Proceeds from sale of capital assets	340	1,937	18,643
Capital expenditures	(4,790)	(3,853)	(2,580)
Net cash (used in) provided by investing activities	(4,450)	(1,916)	16,062
FINANCING ACTIVITIES:
Dividends paid	(3,241)	(3,911)	(2,622)
Treasury stock purchases	(3,700)	(35,052)	(29,757)
Proceeds from lines of credit	363,805	265,093	8,500
Payments on lines of credit	(373,271)	(230,854)	(5,000)
Proceeds from issuance of common stock	—	117	94
Shares withheld for tax payments on vested shares and options exercised	(951)	(628)	(1,440)
Net cash (used in) financing activities	(17,358)	(5,235)	(30,225)
Increase (decrease) in cash and cash equivalents	1,181	842	(46,855)
Cash and cash equivalents at beginning of year	2,184	1,342	48,197
Cash and cash equivalents at end of year	$3,365	$2,184	$1,342

SUPPLEMENTAL INFORMATION
Right-of-use assets exchanged for lease liabilities	$38,775	$16,814	$22,770
Interest paid	$1,069	$743	$10
Income taxes (refunded)	$4,104	$(823)	$(5,556)
Capital expenditures in accounts payable	$311	$183	$133

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

INVENTORIES – Inventories are stated at the lower of cost or net realizable value utilizing the first-in - first-out (“FIFO”) method. Our inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

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

Occasionally, the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2023, the Company had $0.07 million of customer deposits. As of June 30, 2022, the Company had $0.09 million of customer deposits.

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

The following table disaggregates the Company’s net sales by product category:

	For the years ended June 30,
(in thousands)	2023	2022	2021
Residential	$393,692	$543,447	$476,519
Contract	—	835	2,406
	$393,692	$544,282	$478,925

ADVERTISING COSTS – are charged to selling, general and administrative expenses in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $5.1 million, $5.8 million, and $3.9 million in fiscal years 2023, 2022, and 2021, respectively.

DESIGN, RESEARCH, AND DEVELOPMENT COSTS – are charged to selling, general and administrative expenses in the periods incurred. Expenditures for design, research, and development costs were approximately $2.1 million, $2.9 million, and $1.9 million in fiscal years 2023, 2022, and 2021, respectively.

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

	June 30,
(in thousands)	2023	2022	2021
Basic shares	5,225	6,329	7,200

Potential common shares:
Stock options	62	113	151
Long-term incentive plan	98	61	117
	160	174	268

Diluted shares	5,385	6,503	7,468

Anti-dilutive shares	161	67	671

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

TREASURY STOCK – Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020, through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. On January 20, 2022, the Board of Directors approved a new repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025. As of October 31, 2020, the $6 million and $8 million repurchase programs were completed. The Company completed the share repurchases of the October 22, 2020 plan in February 2022. As of June 30, 2023, the Company has purchased a total of 3,117,930 shares at a cost of $70.1 million under the four programs and has $3.8 million remaining in the January 2022, $30 million share repurchase program.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance was on July 1, 2022, the date the lessor made the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease ends on June 30, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.2 million plus taxes, insurance, and common area maintenance costs. As of June 30, 2023, the Company has not begun operations in the Mexicali facility. On May 3rd, 2023 the Company entered into a sublease with a third party for 105,000 square feet of the Mexicali with a term of 12 months. Annual rent under the sublease is $1 million, plus a proportionate share of taxes, insurance and common areas maintenance. The Company also expects to sublease substantially all of the remaining portions of the facility until the capacity is required.

At June 30, 2023 the Company determined that no impairment indicators exist with regard to the Mexicali lease given the current and expected sublease tenants and plans for future operations in the facility. At June 30, 2023 the right of use asset associated specifically with the Mexicali lease is $32.4 million and associated lease liability is $33.7 million. Sublease income received from the sub-tenant is offset against operating lease expense in the Company’s consolidated statements of income.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2023	June 30, 2022
Operating lease expense	$10,814	$6,804
Variable lease expense	1,799	1,069
Total lease expense	$12,613	$7,873

Other information related to leases and future minimum lease payments under non-cancellable operating leases as were as follows:

Fiscal year	June 30, 2023	June 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,119	$6,612

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$38,775	$16,814

Weighted-average remaining lease term (in years):
Operating leases	9.1	5.2

Weighted-average discount rate:
Operating leases	2.9%	3.2%

Fiscal year		June 30, 2023
(in thousands)
Payments in FY2024		$9,391
FY2025		9,225
FY2026		9,008
FY2027		9,073
FY2028		9,009
Thereafter		37,040
Total future minimum lease payments		$82,746
Less imputed interest		10,593
Lease liability		$72,153

3.  INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2023	2022
Raw materials	$18,616	$16,405
Work in process and finished parts	3,741	5,534
Finished goods	99,719	119,273
Total	$122,076	$141,212

4.  PROPERTY, PLANT AND EQUIPMENT

	Estimated	June 30,
(in thousands)	Life (Years)	2023	2022
Land		$3,457	$3,457
Buildings and improvements	5-39	49,131	49,114
Machinery and equipment	3-7	19,824	17,684
Delivery equipment	3-5	2,962	2,979
Furniture and fixtures	3-7	3,558	3,599
Computer software and hardware	3-7	8,919	8,717
Construction in progress		4,231	3,023
Total		92,082	88,573
Less accumulated depreciation		(53,430)	(50,030)
Net		$38,652	$38,543

The Company recognized no impairment charges for fiscal years 2023, 2022, and 2021.

5.  RESTRUCTURING

On May 15, 2019, the Company announced its plans to exit the Commercial Office and custom-designed Hospitality product lines. These changes were initial outcomes driven by customer and product line profitability and footprint utilization analyses in the fourth quarter of fiscal 2019.

On June 18, 2019, the Company announced that it completed the analysis and the planning process and set forth the comprehensive transformation program to be executed over a two-year period, which included previously announced restructuring activities on May 15, 2019. The transformation program included activities such as business simplification, process improvement, exiting of non-core businesses, facility closures, and reductions in the workforce. The Company has completed the portion of the restructuring activities related to the exit of the Commercial Office and custom-designed Hospitality product lines.

On April 28, 2020, the Company announced that it will exit the Vehicle Seating and the remainder of the Hospitality product lines, and subsequently closed its Dubuque, Iowa and Starkville, Mississippi manufacturing facilities. The remaining properties listed for sale as part of the footprint optimization are included in Note 6, Assets Held for Sale. The Company completed all the restructuring activities related to the exit of the Vehicle Seating and the remainder of the Hospitality product lines during fiscal 2021.

As a result of these planned actions, which were complete as of the fiscal year ended June 30, 2022, the Company had planned to incur pre-tax restructuring and related expenses of approximately $60 million over this two-year timeframe. Total cumulative restructuring and related costs incurred as of June 30, 2022, were $59.4 million. There were no costs related to the restructuring activities in the fiscal year ended June 30, 2023.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2023	2022	2021
Inventory impairment	$—	$—	$45
One-time employee termination benefits	—	(211)	433
Other associated costs	—	941	2,989
Total restructuring and related expenses	$—	$730	$3,467
Reported as:
Cost of goods sold	$—	$—	$45
Operating expenses	$—	$730	$3,422

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

On March 22, 2021, the Company received notice of a class action lawsuit filed against Flexsteel Industries, Inc., and J.K. Dittmer and D.P. Schmidt as individuals, by a number of employees who had worked at the Dubuque Operations and Starkville plants prior to the closure of the locations due to the impact of COVID-19 on the business at that period of time. The allegations with the claim include failure to pay employee benefits as required by an ERISA-governed severance plan, failure of J.K. Dittmer and D.P. Schmidt to act with respect to the ERISA-governed severance plan, and failure to provide 60-days’ notice or the equivalent amount of pay to the employees required by the WARN Act when the Company closed the Dubuque and Starkville locations. The parties participated in a lengthy mediation and on December 3, 2021, agreed to resolve the matter for $1.3 million. The matter was dismissed with prejudice on September 1, 2022. The Company paid $1.3 million in the year ended June 30, 2023.

During the quarter ended September 30, 2022, the Company paid all remaining costs associated with the restructuring program.

The roll forward of the accrued restructuring costs is as follows, for the years ended June 30, 2023, 2022, and 2021:

	One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance at June 30, 2021	$1,502	$20	$1,522
Costs incurred	(211)	941	730
Expenses paid	(16)	(946)	(962)
Accrual balance at June 30, 2022	$1,275	$15	$1,290
Expenses paid	(1,275)	(15)	(1,290)
Accrual balance at June 30, 2023	$—	$—	$—

6. ASSETS HELD FOR SALE

During fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Harrison, Arkansas, Dubuque, Iowa, and Starkville, Mississippi locations as part of the Company’s restructuring plan, see Note 5 Restructuring. The Company completed the sale of the Dubuque, Iowa and one Harrison, Arkansas location during the year ended June 30, 2021. The Company completed the sale of the remaining Harrison, Arkansas facility during the year ended June 30, 2022. As of June 30, 2023, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale is included in the table below as of June 30, 2023.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Starkville, Mississippi	Building & building improvements	$4,615	$(4,254)	$361
	Land & land improvements	694	(439)	255
		$5,309	$(4,693)	$616

7.  OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2023	2022
Cash value of life insurance	$1,063	$1,052
VAT receivable	3,865	—
Other	880	889
Total	$5,808	$1,941

8.  ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2023	2022
Dividends	$988	$972
Warranty	1,057	1,047
Purchase commitments	—	1,734
Income taxes	—	1,513
Other	3,903	3,398
Total	$5,948	$8,664

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

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to Dubuque Bank and Trust and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 6.42% on June 30, 2023.

As of June 30, 2023, there was $28.3 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2023, totaled $1.1 million.

10.  INCOME TAXES

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of June 30, 2023, it was determined the Company has reached a more-likely- than-not position that the Company will realize the entirety of its deferred tax assets. Therefore, the Company has reversed the valuation allowance against the federal and state deferred tax assets recorded as of June 30, 2022 of $9.8 million.

Income tax expense was calculated based upon the following components of income (loss) before income taxes for the years ended June 30:

(in thousands)	2023	2022	2021
United States	$6,680	$2,150	$33,353
Outside the United States	2,539	3,752	(1,886)
Income before income taxes	$9,219	$5,902	$31,467

The income tax benefit (provision) is as follows for the years ended June 30:

(in thousands)	2023	2022	2021
Federal - current	$(799)	$(2,966)	$(5,480)
State and other - current	(796)	(1,084)	(828)
Deferred	7,154	—	(2,111)
Total	$5,559	$(4,050)	$(8,419)

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	5.2	(0.7)	4.0
Foreign rate differential	2.8	5.7	2.8
Uncertain tax positions	(2.1)	(2.6)	—
Stock based compensation	(0.5)	(1.0)	(1.4)
Section 162(m)	2.5	1.9	—
Foreign adjustments	(0.1)	(8.9)	—
Deferred adjustments	0.7	—	4.0
Expired state credits	17.1	—	—
Remeasurement of deferred tax assets and valuation allowance	(106.7)	42.8	(3.7)
Amended return impacts	—	7.8	—
State rate change	(0.5)	2.7	—
Other	0.3	(0.1)	0.1
Effective tax rate	(60.3)%	68.6%	26.8%

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2023	2022
Gross unrecognized tax benefits	$424	$604
Accrued interest and penalties	132	189
Gross liabilities related to unrecognized tax benefits	$556	$793

Deferred tax assets	38	84
Valuation allowance	—	(84)
Net deferred tax assets	$38	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2023	2022	2021
Balance at July 1	$604	$640	$380
Reductions for tax positions of the prior year	—	(72)	—
Additions based on tax positions related to the current year	10	70	260
Lapse of statute of limitations	(190)	(188)	—
Addition for tax positions of the prior year	—	154	—
Balance at June 30	$424	$604	$640

The Company records interest expenses and penalties related to income taxes as income tax expenses in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2023, and 2022 that if recognized, would affect the effective tax rate was $0.3 million and $0.4 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2023	2022
Accounts receivable	$654	$739
Inventory	1,490	2,448
Self-insurance	25	34
Payroll and related	938	740
Accrued liabilities	633	2,003
Property, plant, and equipment	1,202	742
Investment tax credit	303	1,894
Valuation allowance	—	(9,838)
Net operating loss carryover	361	494
Lease assets	(17,158)	(10,468)
Lease liabilities	18,129	11,067
Other	577	145
Total	$7,154	$—

On June 30, 2023, certain state tax attribute carryforwards of $0.7 million were available, with $0.3 million of credits expiring beginning in fiscal years 2024 through 2029, and $0.4 million of state NOLs carryforward. Some of the state NOLs carryforward will have an indefinite carryforward and some will expire in varying amounts between 2025 and 2040. As of June 30, 2023, it was determined that the Company has reached a more likely than not position that the Company will realize the entirety of its state attribute carryforwards and its U.S. federal deferred tax assets. Therefore, the Company has reversed the valuation allowance against the state attribute carryforward and the entirety of the deferred tax asset balance.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, fiscal years 2019 through 2023 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.

11.  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at the fair value as of grant date and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years. Stock-based compensation is included in selling, general and administrative, and restructuring expenses on the consolidated statements of income. The stock-based compensation expense included in restructuring expense were for retention RSUs in connection with the Company’s restructuring plan. Forfeitures are recognized as incurred.

Total stock-based compensation expense was $3.2 million, $1.0 million and $3.7 million for fiscal years 2023, 2022 and 2021, respectively.

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

(1)2022 Equity Incentive Plan

The 2022 Plan is a long-term incentive plan pursuant to which awards may be granted to certain employees, independent contractors and directors of the Company, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other stock-based awards. Awards for 10,925 shares were granted under the 2022 Plan in the year ended June 30, 2023 with a fair value per share of $19.95. These shares remain unvested and have no forfeitures as of June 30, 2023. These shares are included in the Restricted Shares and RSUs table below.

(2)  Long-Term Incentive Compensation Plan (“LTIP”)

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

The table below sets forth, as of June 30, 2023, the number of unvested PSUs granted at the target performance level for the 2021-2023, 2022-2024, and 2023-2025 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2021	107	$13.89	142	$13.36	249	$13.59
Granted	27	42.35	41	42.35	68	42.35
Vested	(42)	17.23	—	—	(42)	17.23
Forfeited	(6)	38.62	(9)	38.61	(15)	38.61
Unvested as of June 30, 2022	86	$19.53	174	$18.87	260	$19.09
Granted	62	19.27	91	19.27	153	19.27
Vested	(63)	12.64	(44)	17.23	(107)	14.53
Forfeited	(6)	23.02	(10)	23.02	(16)	23.02
Unvested as of June 30, 2023	79	$24.56	211	$19.19	290	$20.65

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.2 million as of June 30, 2023, which is expected to be recognized over a period of 1.2 years.

(3) 2013 Omnibus Stock Plan, and 2009 Stock Option Plan

The 2013 Omnibus Stock Plan and 2009 Stock Option Plan were for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No further stock units will be granted under the 2013 Omnibus Stock Plan and the 2009 stock option plan.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs, not granted in conjunction with PSUs, as of June 30, 2023, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2021	56	$26.81
Granted	5	33.78
Vested	(20)	29.46
Forfeited	(6)	24.12
Unvested as of June 20, 2022	35	$26.72
Granted	66	19.30
Vested	(21)	23.58
Forfeited	(6)	18.41
Unvested as of June 20, 2023	74	$21.67

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.8 million as of June 30, 2023, which is expected to be recognized over a weighted average period of 1.2 years.

Options

The weighted average grant date fair value of stock options granted during fiscal years 2023, 2022, and 2021 were none, none, and $6.77, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	For the years ended June 30,
	2023	2022	2021
Dividend yield	—	—	3.4%
Expected volatility	—	—	43.2%
Risk-free interest rate	—	—	0.6%
Expected life (in years)	—	—	5

The expected volatility and expected life are determined based on historical data. The interest rate is based on U.S. Treasury risk-free rate in affect at the date of grant for the periods corresponding with the expected term of options.

A summary of the activity of the Company’s stock option plans during the years ended June 30, 2023, 2022, and 2021, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2021	232	$21.91
Granted	—	—
Exercised	(8)	15.75
Cancelled	(9)	36.58
Outstanding at June 30, 2022	215	$21.50
Granted	—	—
Exercised	—	—
Cancelled	(13)	30.20
Outstanding at June 30, 2023	202	$20.98

The following table summarizes information for options outstanding at June 30, 2023:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	6.7	$12.64
18.30 - 19.72	6	7.9	18.30
21.96 - 27.57	57	3.9	24.18
31.06 - 32.80	29	2.8	32.27
43.09 - 47.45	13	3.2	45.28
$9.97 - 47.45	202	5.1	$20.98

The Company does not have any unrecognized stock-based compensation expense related to options.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of June 30, 2023, with an exercise price of $9.97 and a remaining life of 6.8 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of March 31, 2023, with an exercise price of $21.96 and a remaining life of 5.5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

12.  BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $1.6 million, $2.0 million, and $1.0 million in fiscal years 2023, 2022, and 2021, respectively.

Multi-employer Pension Plans

The Company contributes to one multi-employer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees.

The Company’s participation in the current and previous defined benefit pension plans for the annual period ended June 30, 2023, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2023 and 2022 is for the plan’s year-end on December 31, 2022, and 2021, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2023	2022	Plan Status	2023	2022	2021	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$115	$127	$150	No	3/31/2025	6
Steelworkers Pension Trust	236648508	Green	Green	Not applicable	—	—	—	No	Not applicable	—
					$115	$127	$150

With the closure of the Company’s Dubuque, Iowa manufacturing facility, the collective bargaining agreement for the Steelworkers Pension Trust was terminated as of June 30, 2020. As of June 30, 2022, the Company had withdrawn from the Steelworkers Pension Trust and paid the previously recorded withdrawal liability of $1.2 million and recorded an expense reduction of $0.2 million for the year ended June 30, 2022, see Note 5 Restructuring.

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

In April 2018, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action (the “Order”) against the Company.  The Order was issued under Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), 42 U.S.C. §9606(a).  The Order directed the Company to perform remedial design and remedial action for the Lane Street Site.  The Order was to be effective May 29, 2018.  To ensure completion of the remediation work, the EPA required the Company to secure financial assurance in the initial amount of $3.6 million, which as noted above, was the estimated cost of remedial work.  The Company believed that financial assurance was not required because it met the relevant financial test criteria as provided in the Order. In May 2018, the EPA agreed to suspend enforcement of the Order so that the Company could conduct environmental testing upgradient to its former manufacturing location pursuant to an Administrative Order on Consent (AOC). On April 24, 2019, the Company signed an AOC with the EPA to conduct the upgradient investigation.  The Company negotiated site access to the upgradient property over a period of months in 2019, followed by completion of sampling activities on that property on September 28-29, 2019.  Following multiple exchanges from November 2019 through early 2020, the Company submitted a final and supplemental report to the EPA regarding the results of the upgradient investigation on June 17, 2020.

Despite the Company’s position that it did not cause or contribute to the contamination, the Company reached a settlement with the EPA and the State of Indiana, which was filed as a consent decree in the U.S. District Court for the Northern District of Indiana on October

24, 2022. The consent decree required Flexsteel to pay $9.8 million in resolution of the matter. Flexsteel also reached agreements with its insurance carriers for partial reimbursement of the settlement. During the quarter ended December 31, 2022, the Company made full payment in accordance with the settlement agreement and as a result of insurance proceeds received, the Company recorded income of $2.8 million for the quarter ended December 31, 2022, which is included in environmental remediation on the Consolidated Statements of Income and Comprehensive Income.

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

14.  QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	For the Quarter Ended
	September 30	December 31(a)	March 31	June 30(b)
Fiscal 2023:
Net sales	$95,684	$93,137	$99,052	$105,819
Gross margin	15,349	15,838	18,645	21,115
Operating income	428	3,762	2,116	4,236
Net income	289	2,853	1,475	10,161
Earnings per share:
Basic	$0.05	$0.54	$0.28	$1.97
Diluted	$0.05	$0.53	$0.28	$1.91

(a)During the quarter ended December 31, 2022, the Company recorded income of $2.8 million as a result of insurance proceeds received related to the settlement of the environmental remediation liability. See Note 13 Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

(b)During the quarter June 30, 2023, it was determined the Company has reached a more-likely- than-not position that the Company will realize the entirety of its deferred tax assets. Therefore, the Company has reversed the valuation allowance against the federal and state deferred tax assets recorded as of June 30, 2022 of $9.8 million. See Note 10 Income Taxes, included in this Annual Report on Form 10-K for more information.

	For the Quarter Ended
	September 30	December 31	March 31	June 30
Fiscal 2022:
Net sales	$137,689	$141,668	$140,408	$124,517
Gross margin	23,410	9,527	22,071	17,672
Operating income (loss)	5,873	(8,636)	5,814	3,566
Net income (loss)	4,353	(7,545)	5,316	(271)
Earnings (loss) per share:
Basic	$0.64	$(1.13)	$0.84	$(0.05)
Diluted	$0.61	$(1.13)	$0.82	$(0.05)

15.  SUBSEQUENT EVENTS

There are no subsequent events as of August 25, 2023.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2023. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2023.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

PART IV

Item 15.  Exhibits, Financial Statements and Schedules

Financial Statements and Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K. Schedule II is included in Part II, Item 8, and all other financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated as part of this Annual Report on Form 10-K.

The following financial statement schedules for the years ended June 30, 2023, 2022 and 2021 are submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2023, 2022 and 2021

(in thousands)	Balance at Beginning of	(Additions) Reductions to	Deductions from	Balance at End
Description	Year	Income	Reserves	of Year
Accounts Receivable Allowances:
2023	$2,980	$(230)	$(150)	$2,600
2022	$3,240	$126	$(386)	$2,980
2021	$1,770	$1,618	$(148)	$3,240

VAT Allowances:
2023	$—	$—	$—	$—
2022	$—	$—	$—	$—
2021	$237	$—	$(237)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	August 25,2023	By:	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 25, 2023	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 25, 2023	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 25, 2023	/S/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	August 25, 2023	/S/ Mary C. Bottie
Mary C. Bottie
Director

Date:	August 25, 2023	/S/ William S. Creekmuir
William S. Creekmuir
Director

Date:	August 25, 2023	/S/ Matthew A. Kaness
Matthew A. Kaness
Director

Date:	August 25, 2023	/S/ Kathryn P. Dickson
Kathryn P. Dickson
Director

Date:	August 25, 2023	/S/ M. Scott Culbreth
M. Scott Culbreth
Director

Date:	August 25, 2023	/S/ Jeanne McGovern
Janne McGovern
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
10.2

Cash Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013). *

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

10.7	Form of Notification of Award for restricted stock units under the Omnibus Stock Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.8

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013). *

10.9	Form of Notification of Non-Statutory Stock Option Award (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.10	Amended and Restated Omnibus Stock Plan (incorporated by Reference to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2020). *
10.11	Form of Notification of Restricted Stock Award under the Omnibus Stock Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.12

Severance Plan for Management Employees dated October 25, 2018, including Form of Participation Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 2, 2018). *

10.13

First Amendment to the Flexsteel Industries, Inc. Severance Plan for Management Employees, dated April 15, 2020 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020). *

10.14

Form of Confidentiality and Noncompetition Agreement between the Company and Jerald K. Dittmer (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 20, 2018). *

10.15	Executive Employment Agreement, dated December 28, 2018 with Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *
10.16

Notification of Non-Statutory Stock Option Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *

10.17	Notification of Restricted Stock Award, dated December 28, 2018 for Jerald K. Dittmer (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 6, 2019). *
10.18

First Amendment Executive Employment Agreement between the Company and Jerald K. Dittmer dated August 30, 2019 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 5, 2019). *

10.19

Letter Agreement dated March 10, 2020, by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.20

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

10.23

Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated September 8, 2021 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021).

10.24

First Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated April 22, 2022 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 26, 2022).

10.25	Second Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated May 24, 2023. †
10.26

Letter Agreement dated May 6, 2022 by and between Flexsteel Industries, Inc. and Alejandro Huerta (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 24, 2022). *

10.27	2022 Equity Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 16, 2022). *
10.28	Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 8, 2023). *
10.29	Form of Performance Share Unit Agreement under the 2022 Equity Incentive Plan. *†
10.30	Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan. *†

21.1	Subsidiaries of the Company. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
*	Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.
†	Filed herewith
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”