Form 10-Q
period 2023-09-30
FLEXSTEEL INDUSTRIES INC
filed 2023-11-01
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

DUBUQUE, IA 52001-7004

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of November 1, 2023	5,201,510

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2023

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,973	$3,365
Trade receivables - less allowances: September 30, 2023, $2,530, June 30, 2023, $2,600	31,551	38,168
Inventories	120,807	122,076
Other	9,208	6,417
Assets held for sale	616	616
Total current assets	165,155	170,642
NONCURRENT ASSETS:
Property, plant and equipment, net	39,010	38,652
Operating lease right-of-use assets	66,445	68,294
Deferred income taxes	7,060	7,154
Other assets	7,200	5,808
TOTAL ASSETS	$284,870	$290,550

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$21,002	$24,745
Current portion of operating lease liabilities	7,327	7,179
Accrued liabilities:
Payroll and related items	5,690	9,955
Insurance	1,890	1,920
Sales and advertising related items	5,056	5,358
Other	5,869	5,948
Total current liabilities	46,834	55,105
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	63,078	64,974
Line of credit	32,998	28,273
Other liabilities	593	577
Total liabilities	143,503	148,929

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,344 shares issued and 5,203 outstanding as of September 30, 2023; 8,292 shares issued and 5,174 outstanding as of June 30, 2023	8,344	8,292
Additional paid-in capital	36,817	36,605
Treasury stock, at cost; 3,141 shares, and 3,118 shares as of September 30, 2023, and June 30, 2023, respectively	(70,527)	(70,072)
Retained earnings	166,733	166,796
Total shareholders' equity	141,367	141,621
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$284,870	$290,550

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2023	2022
Net sales	$94,603	$95,684
Cost of goods sold	76,193	80,335
Gross profit	18,410	15,349
Selling, general and administrative expenses	16,492	14,574
Other expense	—	347
Operating income	1,918	428
Interest expense	570	321
Other expense	—	2
Income before income taxes	1,348	105
Income tax provision (benefit)	596	(184)
Net income and comprehensive income	$752	$289
Weighted average number of common shares outstanding:
Basic	5,182	5,311
Diluted	5,375	5,467
Earnings per share of common stock:
Basic	$0.15	$0.05
Diluted	$0.14	$0.05

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2023
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	8	903	—	—	911
Vesting of restricted stock units and restricted shares	44	(691)	—	—	(647)
Treasury stock purchases	—	—	(455)	—	(455)
Cash dividends declared	—	—	—	(815)	(815)
Net income	—	—	—	752	752
Balance on September 30, 2023	$8,344	$36,817	$(70,527)	$166,733	$141,367

	Three Months Ended September 30, 2022
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Stock-based compensation	8	817	—	—	825
Vesting of restricted stock units and restricted shares	28	(378)	—	—	(350)
Treasury stock purchases	—	—	(403)	—	(403)
Cash dividends declared	—	—	—	(833)	(833)
Net income	—	—	—	289	289
Balance on September 30, 2022	$8,226	$34,906	$(66,775)	$154,731	$131,088

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$752	$289
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	940	1,128
Deferred income taxes	94	—
Stock-based compensation expense	911	825
Change in provision for losses on accounts receivable	(70)	(10)
Loss on disposal of assets	34	—
Changes in operating assets and liabilities:
Trade receivables	6,687	7,230
Inventories	1,269	19,823
Other current assets	(2,791)	(8,169)
Other assets	(1,392)	—
Accounts payable - trade	(3,719)	(10,777)
Accrued liabilities	(4,510)	2,949
Other long-term liabilities	14	(294)
Net cash (used in) provided by operating activities	(1,781)	12,994
INVESTING ACTIVITIES:
Capital expenditures	(1,355)	(1,878)
Net cash (used in) investing activities	(1,355)	(1,878)
FINANCING ACTIVITIES:
Dividends paid	(879)	(867)
Treasury stock purchases	(455)	(403)
Proceeds from line of credit	101,365	88,058
Payments on line of credit	(96,640)	(95,768)
Shares withheld for tax payments on vested restricted shares	(647)	(349)
Net cash provided by (used in) financing activities	2,744	(9,329)
(Decrease) increase in cash and cash equivalents	(392)	1,787
Cash and cash equivalents at beginning of the period	3,365	2,184
Cash and cash equivalents at end of the period	$2,973	$3,971

SUPPLEMENTAL INFORMATION
Cash paid for amounts included in lease liabilities	1,749	953
Right-of-use assets exchanged for lease liabilities	—	34,811
Interest paid	546	306
Cash paid for income taxes, net	244	1,786
Capital expenditures in accounts payable	287	57

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2023

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2023	2023
Raw materials	$16,771	$18,616
Work in process and finished parts	3,832	3,741
Finished goods	100,204	99,719
Total	$120,807	$122,076

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of a restructuring plan. As of September 30, 2023, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale as of September 30, 2023, is included in the table below.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Starkville, Mississippi	Building & building improvements	$4,615	$(4,254)	$361
	Land & land improvements	694	(439)	255
	Total assets held for sale	$5,309	$(4,693)	$616

4. LEASES

The Company accounts for its leases in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance was July 1, 2022, the date the lessor made the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease ends on June 30, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.2 million plus taxes, insurance and common area maintenance costs. As of September 30, 2023, the Company has not begun operations in the Mexicali facility. On May 3, 2023, the Company entered into a sublease with a third party for 105,000 square feet of the Mexicali facility with a term of 12 months. Annual rent net of broker's fees under the sublease is $1 million, plus a proportionate share of taxes, insurance, and common area maintenance. On October 2, 2023, the Company entered into a sublease with a third party for 339,413 square feet of the facility with an initial term of 12 months with four 6 month extensions. Annual rent net of broker's fees under the sublease is $2.2 million, plus a proportionate share of taxes, insurance, and common area maintenance.

At September 30, 2023, the Company determined that no impairment indicators exist with regard to the Mexicali lease given the current and expected sublease tenants and plans for future operations in the facility. At September 30, 2023, the right-of-use asset associated specifically with the Mexicali lease is $31.7 million and associated lease liability is $33.2 million. Sublease income net of broker's fees received from the sub-tenant is offset against operating lease expense in the Company’s Consolidated Statements of Income.

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Operating lease expense	$2,424	$2,666
Variable lease expense	446	418
Total lease expense	$2,870	$3,084

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,749	$953

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$34,811

Weighted-average remaining lease term (in years):
Operating leases	8.8	5.3

Weighted-average discount rate:
Operating leases	3.1%	3.2%

Future minimum lease payments under non-cancelable operating leases were as follows:

September 30, 2023
Remaining payments in FY2024	$7,092
FY2025	9,225
FY2026	9,008
FY2027	9,073
FY2028	9,009
Thereafter	37,040
Total future minimum lease payments	$80,447
Less imputed interest	10,042
Lease liability	$70,405

5. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of September 30, 2023, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the September 8, 2021, Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.68%, on September 30, 2023.

As of September 30, 2023, there was $33.0 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2023, totaled $1.1 million.

6. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the quarters ended September 30, 2023, and September 30, 2022, was 44.2% and (175.5%), respectively. For the three months ended September 30, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, and impact of foreign operations. For the three months ended September 30, 2022, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, and the impact associated with uncertain tax positions.

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

The following table is a summary of total stock-based compensation expenses for the three months ended September 30, 2023.

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Total stock-based compensation expense	$911	$825

On December 14, 2022, the Company’s shareholders approved the Flexsteel Industries, Inc. 2022 Equity Incentive Plan (“2022 Plan”).

The 2022 Plan replaced the Long-Term Incentive Compensation Plan (“LTIP”) and the 2013 Omnibus Stock Plan (collectively, the “Prior Plans”). No further awards will be made under either of the Prior Plans, but these Prior Plans will continue to govern awards previously granted under them.

(1)
2022 Equity Incentive Plan

The 2022 Plan is a long-term incentive plan pursuant to which awards may be granted to certain employees, independent contractors and directors of the Company, in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares or other stock-based awards. For periods beginning on or after July 1, 2023, restricted stock units ("RSUs") and performance stock units ("PSUs") granted to officers and key employees as part of long-term compensation programs are issued from the 2022 Plan. RSUs and PSUs awarded from the 2022 Plan are included in the Long-Term Incentive Compensation or Restricted Share and RSUs tables below.

(2)
Long-Term Incentive Compensation Plan

The LTIP provided for PSUs to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with each grant of PSUs, the Committee granted RSUs under the 2013 Omnibus Stock Plan that vested at the end of three years.

(3)
2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan was for key employees, officers and directors and provided for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units. No further stock units will be issued under this plan.

Long-Term Incentive Compensation

The table below sets forth, as of September 30, 2023, the number of unvested PSUs granted at the target performance level for the 2022-2024, 2023-2025, and 2024-2026 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance period ending June 30, 2024 participants may earn the award based on a cumulative three year performance goal. For PSUs awarded for the three year performance periods ending June 30, 2025 and 2026, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax based on a defined percentage growth as the performance metric for the performance periods ending June 30, 2024, 2025, and 2026.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2023	79	$24.56	211	$19.19	290	$20.65
Granted	65	18.91	98	18.91	163	18.91
Vested	—	—	(75)	12.15	(75)	12.15
Forfeited	—	—	(17)	14.16	(17)	14.16
Unvested as of September 30, 2023	144	$22.01	217	$21.89	361	$21.94

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $4.7 million as of September 30, 2023, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the three months ended September 30, 2023, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2023	74	$21.67
Vested	(2)	33.70
Unvested as of September 30, 2023	72	$21.34

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.6 million as of September 30, 2023, which is expected to be recognized over a weighted-average period of 1.0 year.

Options

A summary of the activity of the Company’s stock option plans as of September 30, 2023, is presented below:

Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2023	202	$20.98
Granted	—	$—
Exercised	—	$—
Canceled	—	$—
Outstanding at September 30, 2023	202	$20.98

The following table summarizes information for options outstanding at September 30, 2023:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	6.4	$12.64
18.30 - 19.72	6	7.7	18.30
21.96 - 27.57	57	3.6	24.18
31.06 - 32.80	29	2.5	32.27
43.09 - 47.45	13	3.0	45.28
$9.97 - 47.45	202	4.9	$20.98

There is no unrecognized stock-based compensation expense related to these options as of September 30, 2023.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of September 30, 2023, with an exercise price of $9.97 and a remaining life of 6.5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of September 30, 2023, with an exercise price of $21.96 and a remaining life of 5.2 years. There is no remaining unrecognized stock-based compensation expense related to these options.

8. EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term incentive compensation plans, and non-vested restricted stock units. The Company calculates the dilutive effect of outstanding options and restricted stock units using the treasury stock method. Anti-dilutive options are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares.

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Basic shares	5,182	5,311
Potential common shares:
Stock options	81	58
Non-vested restricted stock units and restricted shares	112	98
Diluted shares	5,375	5,467

Anti-dilutive shares	154	173

Cash dividends declared per common share were $0.15 for the three months ended September 30, 2023, and were $0.15 for the three months ended September 30, 2022.

9. COMMITMENTS AND CONTINGENCIES

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

Despite the Company’s position that it did not cause or contribute to the contamination, the Company reached a settlement with the EPA and the State of Indiana, which was filed as a consent decree in the U.S. District Court for the Northern District of Indiana on October 24, 2022. The consent decree required Flexsteel to pay $9.8 million in resolution of the matter. Flexsteel also reached agreements with its insurance carriers for partial reimbursement of the settlement. During the quarter ended December 31, 2022, the Company made full payment in accordance with the settlement agreement and as a result of insurance proceeds received, the Company recorded income of $2.8 million for the quarter ended December 31, 2022.

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2023 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2023 and 2022. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2023	2022
Net sales	100.0%	100.0%
Cost of goods sold	80.5	84.0
Gross margin	19.5	16.0
Selling, general and administrative expenses	17.4	15.2
Other expense	—	0.4
Operating income	2.1	0.4
Interest expense	0.6	0.3
Income before income taxes	1.5	0.1
Income tax provision (benefit)	0.6	(0.2)
Net income and comprehensive income	0.9%	0.3%

Results of Operations for the Quarter Ended September 30, 2023 vs. 2022

Net sales were $94.6 million for the quarter ended September 30, 2023, compared to net sales of $95.7 million in the prior year quarter, a decrease of (1.1%). The decrease was driven by lower sales in home furnishings products sold through retail stores of ($2.2) million, or (2.6%), led by a reduction of ($7.1) million due to the elimination of ocean freight surcharges which was partially offset by unit volume and product mix. Sales of products sold through e-commerce channels increased by $1.1 million, or 10.7%, compared to the first quarter of the prior year.

Retail home furnishings backlog was $48 million as of the quarter ended September 30, 2023, a decrease of (14.3%) compared to $56 million home furnishings backlog in the prior year quarter, mainly due to the Company’s focus on reducing manufactured backlog down to 3-5 week lead times.

Gross margin as a percent of net sales for the quarter ended September 30, 2023, was 19.5%, compared to 16.0% for the prior year quarter, an increase of 350 basis points (“bps”). The 350-bps increase was primarily due to cost control and material cost savings initiatives.

Selling, general and administrative (“SG&A”) expenses increased $1.9 million or 13.0% to $16.5 million in the first quarter ended September 30, 2023, as compared to $14.6 million in the prior year quarter. As a percentage of net sales, SG&A was 17.4% in the quarter ended September 30, 2023 compared to 15.2% of net sales in the prior year quarter. The 220-bps increase was due to investments in growth initiatives for the quarter ended September 30, 2023.

Income tax expense was $0.6 million, or an effective rate of 44.2% for the quarter ended September 30, 2023, compared to an income tax benefit of ($0.2) million, or an effective rate of (175.5%) during the quarter ended September 30, 2022. For the quarter ended September 30, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes and impact of foreign operations. The prior year’s effective tax rate was primarily impacted by adjustments related to uncertain tax positions.

Net income was $0.8 million, or $0.14 per diluted share for the quarter ended September 30, 2023, compared to net income of $0.3 million, or $0.05 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on September 30, 2023, was $118.3 million compared to $115.5 million on June 30, 2023. The $2.8 million increase in working capital was primarily due to a decrease in other current liabilities of ($4.7) million, a decrease in accounts payable of ($3.7) million, and an increase in other current assets of $2.8 million partially offset by a decrease in net trade receivables of ($6.6) million, a decrease in inventory of ($1.3) million, a decrease in cash of ($0.4) million, and an increase of operating lease liabilities of $0.1 million. Refer to discussion of working capital changes below, under Net cash (used in) provided by operating activities. Capital expenditures were $1.4 million during the three months ended September 30, 2023.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(1,781)	$12,994
Net cash (used in) investing activities	(1,355)	(1,878)
Net cash provided by (used in) financing activities	2,744	(9,329)
(Decrease) increase in cash and cash equivalents	$(392)	$1,787

Net cash (used in) provided by operating activities

For the three months ended September 30, 2023, net cash used by operating activities was $1.8 million, was primarily due to a decrease in accrued liabilities of $4.5 million, a decrease in accounts payable of $3.7 million, a decrease in other current assets of $2.8 million, and a decrease in other assets of $1.4 million partially offset by an increase in trade receivables of $6.7 million, an increase in inventory of $1.3 million, net income of $0.8 million, and adjustments for non-cash items including depreciation of $0.9 million and stock-based compensation of $0.9 million.

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

Net cash (used in) investing activities

For the three months ended September 30, 2023, net cash used in investing activities was $1.4 million due to capital expenditures.

For the three months ended September 30, 2022, net cash used in investing activities was $1.9 million due to capital expenditures.

Net cash provided by (used in) financing activities

For the three months ended September 30, 2023, net cash provided by financing activities was $2.7 million, due to proceeds from the line of credit of $101.3 million partially offset by payments on the line of credit of $96.6 million, dividends paid of $0.9 million, $0.6 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock, and $0.5 million for purchases of company stock.

For the three months ended September 30, 2022, net cash used by financing activities was $9.3 million, primarily due to proceeds from the line of credit of $88.1 million, offset by payments on the line of credit of $95.8 million, $0.4 million for treasury stock purchases, dividends paid of $0.9 million, and $0.3 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

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

Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of September 30, 2023, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the September 8, 2021, Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.68%, on September 30, 2023.

As of September 30, 2023, there was $33.0 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2023, totaled $1.1 million.

Contractual Obligations

As of September 30, 2023, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Foreign Currency Risk – During the quarters ended September 30, 2023 and 2022, the Company did not have sales but did have purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On September 30, 2023, the Company had $33.0 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2023.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, changes in foreign currency values, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, disruptions or security breaches to business information systems, the impact of any future pandemic, and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

The Company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART II OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock through January 19, 2025. All purchases were made in the open market.

The following table summarizes the activity of the common stock repurchases made during the three months ended September 30, 2023.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
July 1, 2023, to July 31, 2023	8,176	$19.31	1,404,222	$3,621,197
August 1, 2023, to August 31, 2023	1,899	19.67	1,406,121	3,583,747
September 1, 2023, to September 30, 2023	13,338	19.45	1,419,459	3,323,598
Three months ended September 30, 2023	23,413	$19.42	1,419,459	$3,323,598

Item 6. Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	November 1, 2023	By:	/s/ Derek P. Schmidt
Derek P. Schmidt
Chief Financial Officer and Chief Operating Officer
(Principal Financial & Accounting Officer)