Form 10-Q
period 2023-12-31
FLEXSTEEL INDUSTRIES INC
filed 2024-02-07
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of February 7, 2024	5,150,222

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2023

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	December 31,	June 30,
	2023	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,312	$3,365
Trade receivables - less allowances: December 31, 2023, $2,460, June 30, 2023, $2,600	31,401	38,168
Inventories	105,238	122,076
Other	8,545	6,417
Assets held for sale	616	616
Total current assets	149,112	170,642
NONCURRENT ASSETS:
Property, plant and equipment, net	39,848	38,652
Operating lease right-of-use assets	65,341	68,294
Deferred income taxes	7,070	7,154
Other assets	11,105	5,808
TOTAL ASSETS	$272,476	$290,550

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$19,825	$24,745
Current portion of operating lease liabilities	7,565	7,179
Accrued liabilities:
Payroll and related items	7,382	9,955
Insurance	1,989	1,920
Sales and advertising related items	5,427	5,358
Other	6,401	5,948
Total current liabilities	48,589	55,105
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	61,813	64,974
Line of credit	17,898	28,273
Other liabilities	643	577
Total liabilities	128,943	148,929

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,357 shares issued and 5,163 outstanding as of December 31, 2023; 8,292 shares issued and 5,174 outstanding as of June 30, 2023	8,357	8,292
Additional paid-in capital	37,697	36,605
Treasury stock, at cost; 3,194 shares, and 3,118 shares as of December 31, 2023, and June 30, 2023, respectively	(71,499)	(70,072)
Retained earnings	168,978	166,796
Total shareholders' equity	143,533	141,621
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$272,476	$290,550

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	$100,108	$93,137	$194,711	$188,821
Cost of goods sold	78,158	77,299	154,351	157,634
Gross profit	21,950	15,838	40,360	31,187
Selling, general and administrative expenses	17,366	14,864	33,858	29,438
Environmental remediation	—	(2,788)	—	(2,788)
Other expense	—	—	—	347
Operating income	4,584	3,762	6,502	4,190
Interest expense	489	316	1,059	637
Other (income) expense	—	(1)	—	1
Income before income taxes	4,095	3,447	5,443	3,552
Income tax provision	1,044	594	1,640	410
Net income and comprehensive income	$3,051	$2,853	$3,803	$3,142
Weighted average number of common shares outstanding:
Basic	5,184	5,259	5,183	5,285
Diluted	5,324	5,339	5,360	5,436
Earnings per share of common stock:
Basic	$0.59	$0.54	$0.73	$0.59
Diluted	$0.57	$0.53	$0.71	$0.58

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2023
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	8	903	—	—	911
Vesting of restricted stock units and restricted shares	44	(691)	—	—	(647)
Treasury stock purchases	—	—	(455)	—	(455)
Cash dividends declared	—	—	—	(815)	(815)
Net income	—	—	—	752	752
Balance on September 30, 2023	$8,344	$36,817	$(70,527)	$166,733	$141,367
Stock-based compensation	9	925	—	—	934
Vesting of restricted stock units and restricted shares	4	(45)	—	—	(41)
Treasury stock purchases	—	—	(972)	—	(972)
Cash dividends declared	—	—	—	(806)	(806)
Net income	—	—	—	3,051	3,051
Balance on December 31, 2023	$8,357	$37,697	$(71,499)	$168,978	$143,533

	Six Months Ended December 31, 2022
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Stock-based compensation	8	817	—	—	825
Vesting of restricted stock units and restricted shares	28	(378)	—	—	(350)
Treasury stock purchases	—	—	(403)	—	(403)
Cash dividends declared	—	—	—	(833)	(833)
Net income	—	—	—	289	289
Balance on September 30, 2022	$8,226	$34,906	$(66,775)	$154,731	$131,088
Stock-based compensation	10	835	—	—	845
Vesting of restricted stock units and restricted shares	3	(60)	—	—	(57)
Treasury stock purchases	—	—	(1,823)	—	(1,823)
Cash dividends declared	—	—	—	(819)	(819)
Net income	—	—	—	2,853	2,853
Balance on December 31, 2022	$8,239	$35,681	$(68,598)	$156,765	$132,087

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$3,803	$3,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,899	2,277
Deferred income taxes	84	—
Stock-based compensation expense	1,845	1,670
Change in provision for losses on accounts receivable	(140)	(100)
Loss on disposal of assets	34	—
Changes in operating assets and liabilities:
Trade receivables	6,907	8,541
Inventories	16,838	30,387
Other current assets	(2,128)	(1,958)
Other assets	(5,297)	—
Accounts payable - trade	(4,991)	(14,132)
Accrued liabilities	(1,751)	(4,914)
Other long-term liabilities	63	(271)
Net cash provided by operating activities	17,166	24,642
INVESTING ACTIVITIES:
Capital expenditures	(3,058)	(2,176)
Net cash (used in) investing activities	(3,058)	(2,176)
FINANCING ACTIVITIES:
Dividends paid	(1,671)	(1,678)
Treasury stock purchases	(1,427)	(2,226)
Proceeds from line of credit	180,524	166,933
Payments on line of credit	(190,899)	(185,498)
Shares withheld for tax payments on vested restricted shares	(688)	(407)
Net cash (used in) financing activities	(14,161)	(22,876)
(Decrease) in cash and cash equivalents	(53)	(410)
Cash and cash equivalents at beginning of the period	3,365	2,184
Cash and cash equivalents at end of the period	$3,312	$1,774

SUPPLEMENTAL INFORMATION
Interest paid	1,104	823
Cash paid for income taxes, net	1,724	1,993
Capital expenditures in accounts payable	382	15

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED December 31, 2023

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and six months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2023	2023
Raw materials	$16,841	$18,616
Work in process and finished parts	3,621	3,741
Finished goods	84,776	99,719
Total	$105,238	$122,076

3. ASSETS HELD FOR SALE

During the fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of a restructuring plan. As of December 31, 2023, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale as of December 31, 2023, is included in the table below.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance was July 1, 2022, the date the lessor made the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease ends on June 30, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.2 million plus taxes, insurance and common area maintenance costs. As of December 31, 2023, the Company has not begun operations in the Mexicali facility. On May 3, 2023, the Company entered into a sublease with a third party for 105,000 square feet of the Mexicali facility with a term of 12 months. Annual rent net of broker's fees under the sublease is $1 million, plus a proportionate share of taxes, insurance, and common area maintenance. On October 2, 2023, the Company entered into a sublease with a third party for 339,413 square feet of the facility with an initial term of 12 months with four 6 month extensions. Annual rent net of broker's fees under the sublease is $2.2 million, plus a proportionate share of taxes, insurance, and common area maintenance.

At December 31, 2023, the Company determined that no impairment indicators exist with regard to the Mexicali lease given the current and expected sublease tenants and plans for future operations in the facility. At December 31, 2023, the right-of-use asset associated specifically with the Mexicali lease is $31.1 million and associated lease liability is $32.6 million. Sublease income net of broker's fees received from the sub-tenant is offset against operating lease expense in the Company’s Consolidated Statements of Income.

The components of the Company’s leases reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Operating lease expense	$2,384	$2,700	$4,808	$5,366
Variable lease expense	524	490	970	908
Total lease expense	$2,908	$3,190	$5,778	$6,274

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Six Months Ended
	December 31, 2023	December 31, 2022
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$4,663	$4,224

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$1,119	$—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$797	$35,305

Weighted-average remaining lease term (in years):
Operating leases	8.6	4.9

Weighted-average discount rate:
Operating leases	3.1%	3.3%

Future minimum lease payments under non-cancelable operating leases were as follows:

December 31, 2023
Remaining payments in FY2024	$4,838
FY2025	9,418
FY2026	9,208
FY2027	9,378
FY2028	9,144
Thereafter	37,040
Total future minimum lease payments	$79,026
Less imputed interest	9,648
Lease liability	$69,378

5. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2023, management believes the Company was in compliance with all covenants.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.75%, on December 31, 2023.

As of December 31, 2023, there was $17.9 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of December 31, 2023, totaled $1.1 million.

6. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended December 31, 2023, and December 31, 2022, was 25.5% and 17.2%, respectively. The Company's effective tax rate for the six months ended December 31, 2023 and 2022, was 30.1% and 11.5%, respectively. For the three and six months ended December 31, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and impact of foreign operations. For the three and six months ended December 31, 2022, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, as well as impacts arising from the reversal of the valuation allowance associated with movements in certain deferred tax assets.

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

The following table is a summary of total stock-based compensation expenses for the three and six months ended December 31, 2023 and 2022.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Total stock-based compensation expense	$934	$845	$1,845	$1,670

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

(2)
Long-Term Incentive Compensation Plan

The LTIP provided for PSUs to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with each grant of PSUs, the Committee granted RSUs under the 2013 Omnibus Stock Plan that vested at the end of three years. No further awards will be issued under this plan.

(3)
2013 Omnibus Stock Plan

The 2013 Omnibus Stock Plan was for key employees, officers and directors and provided for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, and performance units. No further awards will be issued under this plan.

Long-Term Incentive Compensation

The table below sets forth, as of December 31, 2023, the number of unvested PSUs granted at the target performance level for the 2022-2024, 2023-2025, and 2024-2026 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance period ending June 30, 2024 participants may earn the award based on a cumulative three year performance goal. For PSUs awarded for the three year performance periods ending June 30, 2025 and 2026, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax based on a defined percentage growth as the performance metric for the performance periods ending June 30, 2024, 2025, and 2026.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2023	79	$24.56	211	$19.19	290	$20.65
Granted	66	18.91	99	18.91	165	18.91
Vested	—	—	(75)	12.15	(75)	12.15
Forfeited	(1)	21.59	(19)	14.80	(20)	15.14
Unvested as of December 31, 2023	144	$21.99	216	$21.89	360	$21.93

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.8 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) during the three and six months ended December 31, 2023, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2023	74	$21.67
Granted	4	20.06
Vested	(8)	28.66
Unvested as of December 31, 2023	70	$20.78

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.5 million as of December 31, 2023, which is expected to be recognized over a weighted-average period of 0.9 year.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2023, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2023	202	$20.98
Canceled	(18)	27.40
Outstanding at December 31, 2023	184	$20.34

The following table summarizes information for options outstanding at December 31, 2023:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	6.2	$12.64
18.30 - 19.72	6	7.4	18.30
21.96 - 27.57	39	5.0	22.64
31.06 - 32.80	29	2.3	32.27
43.09 - 47.45	13	2.7	45.28
$9.97 - 47.45	184	5.1	$20.34

There is no unrecognized stock-based compensation expense related to these options as of December 31, 2023.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its Chief Financial Officer/Chief Operating Officer 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of December 31, 2023, with an exercise price of $9.97 and a remaining life of 6.3 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of December 31, 2023, with an exercise price of $21.96 and a remaining life of 5.0 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Basic shares	5,184	5,259	5,183	5,285
Potential common shares:
Stock options	66	45	74	52
Non-vested restricted stock units and restricted shares	74	35	103	99
Diluted shares	5,324	5,339	5,360	5,436

Anti-dilutive shares	136	161	136	161

Cash dividends declared per common share were $0.15 and $0.30 for the three and six months ended December 31, 2023, respectively, and were $0.15 and $0.30 for the three and six months ended December 31, 2022, respectively.

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

10. SUBSEQUENT EVENTS

On February 5, 2024 the Company announced its decision to close its manufacturing facility in Dublin, Georgia as part of a strategic plan to streamline its North American manufacturing operations. Closure of the facility is expected to occur by the end of our fourth quarter of fiscal 2024. As part of the transition, the company expects to incur pre-tax restructuring and related expenses between $2.5 million and $3.2 million. The one-time costs include approximately $2.0 million to $2.5 million for employee separations and $0.5 million to $0.7 million for other expenses directly related to the closure. Substantially all of these expenses are expected to result in future cash expenditures primarily during the third and fourth quarters of fiscal year 2024. The Dublin, GA facility will be listed for sale upon closure and the company anticipates a future one-time gain in excess of the carrying value of the asset. The Dublin facility supports less than 5% of annual sales and the Company expects to retain the majority of these sales through this transition.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2023 and 2022. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.1	83.0	79.3	83.5
Gross margin	21.9	17.0	20.7	16.5
Selling, general and administrative expenses	17.3	16.0	17.4	15.6
Environmental remediation	—	(3.0)	—	(1.5)
Other expense	—	—	—	0.2
Operating income	4.6	4.0	3.3	2.2
Interest expense	0.5	0.3	0.5	0.3
Income before income taxes	4.1	3.7	2.8	1.9
Income tax provision	1.1	0.6	0.8	0.2
Net income and comprehensive income	3.0%	3.1%	2.0%	1.7%

Results of Operations for the Quarter Ended December 31, 2023 vs. 2022

Net sales were $100.1 million for the quarter ended December 31, 2023, compared to net sales of $93.1 million in the prior year quarter, an increase of 7.5%. The increase was driven by higher sales in home furnishings products sold through retail stores of $9.9 million, or 12.5%, led by unit volume increases and product mix. Sales of products sold through e-commerce channels decreased by ($2.9) million, or (20.3%), compared to the second quarter of the prior year. Lower sales in the e-commerce channel were driven by softer consumer demand and less promotional activity to improve overall profitability.

Retail home furnishings backlog was $55 million as of the quarter ended December 31, 2023, a decrease of (9.8%) compared to $61 million home furnishings backlog in the prior year quarter, mainly due to the Company’s focus on reducing manufactured backlog down to 3-5 week lead times.

Gross margin as a percent of net sales for the quarter ended December 31, 2023, was 21.9%, compared to 17.0% for the prior year quarter, an increase of 490 basis points (“bps”). The 490-bps increase was primarily due to supply chain cost saving initiatives and fixed cost leverage on higher sales volume.

Selling, general and administrative (“SG&A”) expenses increased $2.5 million or 16.8% to $17.4 million in the second quarter ended December 31, 2023, as compared to $14.9 million in the prior year quarter. As a percentage of net sales, SG&A was 17.3% in the quarter ended December 31, 2023 compared to 16.0% of net sales in the prior year quarter. The 130-bps increase primarily was due to investments to support growth and higher incentive compensation for the quarter ended December 31, 2023.

Income tax expense was $1.0 million, or an effective rate of 25.5% for the quarter ended December 31, 2023, compared to an income tax expense of $0.6 million, or an effective rate of 17.2% during the quarter ended December 31, 2022. For the quarter ended December 31, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and the impact of foreign operations.

Net income was $3.1 million, or $0.57 per diluted share for the quarter ended December 31, 2023, compared to net income of $2.9 million, or $0.53 per diluted share in the prior year quarter.

Results of Operations for the Six Months Ended December 31, 2023 vs. 2022

Net sales were $194.7 million for the six months ended December 31, 2023, compared to net sales of $188.8 million in the prior-year six-month period, an increase of 3.1%. The increase in sales of $5.9 million was driven by a $7.6 million increase related to home furnishing products sold through retailers and a decrease of ($1.7) million for home furnishing products sold through e-commerce channels.

Gross margin as a percent of net sales for the six months ended December 31, 2023, was 20.7%, compared to 16.5% for the prior-year six-month period, an increase of 420 bps. The 420-bps increase was primarily driven by the same factors discussed above for the quarter ended December 31, 2023.

Selling, general and administrative expenses increased $4.5 million in the six months ended December 31, 2023, compared to the prior-year six-month period. SG&A was 17.4% in the six months ended December 31, 2023, compared to the prior-year six-month period of 15.6%. The 180-bps increase was primarily due to investments in growth initiatives and higher incentive compensation for the six months ended December 31, 2023.

During the six months ended December 31, 2022, the Company recorded income of $2.8 million related to the settlement of the environmental remediation liability. See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $1.6 million, or an effective rate of 30.1%, during the six months ended December 31, 2023, compared to income tax expense of $0.4 million in the prior-year six-month period, or an effective tax rate of 11.5%. The effective tax rate for the six months ended December 31, 2023, was primarily impacted by nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and the impact of foreign operations.

Net income was $3.8 million, or $0.71 per diluted share for the six months ended December 31, 2023, compared to net income of $3.1 million, or $0.58 per diluted share in the prior-year six-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on December 31, 2023, was $100.5 million compared to $115.5 million on June 30, 2023. The ($15.0) million decrease in working capital was primarily due to a decrease in inventory of ($16.8) million, a decrease in net trade receivables of ($6.8) million, and an increase of operating lease liabilities of $0.4 million, partially offset by a decrease in accounts payable of ($4.9) million, an increase in other current assets of $2.1 million, and a decrease in other current liabilities of ($2.0) million. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $3.1 million during the six months ended December 31, 2023.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$17,166	$24,642
Net cash (used in) investing activities	(3,058)	(2,176)
Net cash (used in) financing activities	(14,161)	(22,876)
(Decrease) in cash and cash equivalents	$(53)	$(410)

Net cash provided by operating activities

For the six months ended December 31, 2023, net cash provided by operating activities was $17.2 million, primarily due to a decrease in inventory of $16.8 million, a decrease in trade receivables of $6.9 million, net income of $3.8 million, and adjustments for non-cash items including depreciation of $1.9 million, stock-based compensation of $1.8 million, and deferred income taxes of $0.1 million partially offset by an increase in other assets of $5.3 million, a decrease in accounts payable of $5.0 million, an increase in other current assets of $2.1 million, and a decrease in accrued liabilities of $1.7 million.

For the six months ended December 31, 2022, net cash provided by operating activities was $24.6 million, which primarily consisted of net income of $3.1 million, adjusted for non-cash items including depreciation of $2.3 million, and stock-based compensation of $1.7 million. Net cash provided by operating assets and liabilities was $17.7 million and was primarily due to a decrease in inventories of $30.4 million, and a decrease in trade receivables of $8.5 million, partially offset by a decrease in accrued liabilities of $4.9 million, a decrease in payables of $14.1 million, an increase in other current assets of $2.0 million, and a decrease in other long-term liabilities of $0.3 million. Sales volume declines drove the decrease in trade receivables, as well as decreased inventory purchases driving declines in inventory and payables. Accrued liabilities declined primarily due to the environmental remediation settlement.

Net cash (used in) investing activities

For the six months ended December 31, 2023, net cash used in investing activities was $3.1 million due to capital expenditures.

For the six months ended December 31, 2022, net cash used in investing activities was $2.2 million due to capital expenditures.

Net cash (used in) financing activities

For the six months ended December 31, 2023, net cash used in financing activities was $14.2 million, due to payments on the line of credit of $190.9 million partially offset by proceeds from the line of credit of $180.5 million, dividends paid of $1.7 million, $1.4 million paid for purchases of company stock, and $0.7 million paid for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

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

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2023, management believes the Company was in compliance with all covenants.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.75%, on December 31, 2023.

As of December 31, 2023, there was $17.9 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of December 31, 2023, totaled $1.1 million.

Contractual Obligations

As of December 31, 2023, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Foreign Currency Risk – During the quarters ended December 31, 2023 and 2022, the Company did not have sales but did have purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On December 31, 2023, the Company had $17.9 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2023.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2023, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Statements, including those in this Quarterly Report on Form 10-Q, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.There are certain important factors that could cause the Company’s results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risk and uncertainty. Some of the factors that could affect results are the cyclical nature of the furniture industry, supply chain disruptions, litigation, restructurings, the effectiveness of new product introductions and distribution channels, the product mix of sales, pricing pressures, the cost of raw materials and fuel, changes in foreign currency values, retention and recruitment of key employees, actions by governments including laws, regulations, taxes and tariffs, the amount of sales generated and the profit margins thereon, competition (both U.S. and foreign), credit exposure with customers, participation in multi-employer pension plans, disruptions or security breaches to business information systems, the impact of any future pandemic, and general economic conditions. For further information regarding these risks and uncertainties, see the “Risk Factors” section in Item 1A of our most recent Annual Report on Form 10-K.

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

The following table summarizes the activity of the common stock repurchases made during the three months ended December 31, 2023.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
October 1, 2023, to October 31, 2023	5,315	$19.78	1,424,774	$3,218,216
November 1, 2023, to November 30, 2023	28,047	17.82	1,452,821	2,717,029
December 1, 2023, to December 31, 2023	20,026	18.34	1,472,847	2,348,851
Three months ended December 31, 2023	53,388	$18.21	1,472,847	$2,348,851

Item 6. Exhibits

Exhibit No.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	February 7, 2024	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)