Form 10-Q
period 2024-03-31
FLEXSTEEL INDUSTRIES INC
filed 2024-05-01
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of May 1, 2024	5,156,287

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	June 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,570	$3,365
Trade receivables - less allowances: March 31, 2024, $2,451, June 30, 2023, $2,600	38,884	38,168
Inventories	96,589	122,076
Other	9,235	6,417
Assets held for sale	616	616
Total current assets	149,894	170,642
NONCURRENT ASSETS:
Property, plant and equipment, net	39,963	38,652
Operating lease right-of-use assets	63,398	68,294
Deferred income taxes	7,080	7,154
Other assets	13,431	5,808
TOTAL ASSETS	$273,766	$290,550

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$21,655	$24,745
Current portion of operating lease liabilities	7,615	7,179
Accrued liabilities:
Payroll and related items	9,306	9,955
Insurance	2,214	1,920
Restructuring costs	1,825	—
Sales and advertising related items	4,568	5,358
Other	6,554	5,948
Total current liabilities	53,737	55,105
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	59,892	64,974
Line of credit	14,184	28,273
Other liabilities	689	577
Total liabilities	128,502	148,929

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,363 shares issued and 5,156 outstanding as of March 31, 2024; 8,292 shares issued and 5,174 outstanding as of June 30, 2023	8,363	8,292
Additional paid-in capital	38,656	36,605
Treasury stock, at cost; 3,207 shares, and 3,118 shares as of March 31, 2024, and June 30, 2023, respectively	(71,732)	(70,072)
Retained earnings	169,977	166,796
Total shareholders' equity	145,264	141,621
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$273,766	$290,550

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	$107,219	$99,052	$301,930	$287,873
Cost of goods sold	83,902	80,407	238,253	238,041
Gross profit	23,317	18,645	63,677	49,832
Selling, general and administrative expenses	17,708	16,529	51,566	45,967
Environmental remediation	—	—	—	(2,788)
Restructuring expense	2,627	—	2,627	—
Other expense	—	—	—	347
Operating income	2,982	2,116	9,484	6,306
Interest expense	336	260	1,395	897
Other (income)	(14)	(12)	(14)	(11)
Income before income taxes	2,660	1,868	8,103	5,420
Income tax provision	857	393	2,497	803
Net income and comprehensive income	$1,803	$1,475	$5,606	$4,617
Weighted average number of common shares outstanding:
Basic	5,154	5,179	5,175	5,249
Diluted	5,448	5,352	5,410	5,427
Earnings per share of common stock:
Basic	$0.35	$0.28	$1.08	$0.88
Diluted	$0.33	$0.28	$1.04	$0.85

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2024
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	8	903	—	—	911
Vesting of restricted stock units and restricted shares	44	(691)	—	—	(647)
Treasury stock purchases	—	—	(455)	—	(455)
Cash dividends declared	—	—	—	(815)	(815)
Net income	—	—	—	752	752
Balance on September 30, 2023	$8,344	$36,817	$(70,527)	$166,733	$141,367
Stock-based compensation	9	925	—	—	934
Vesting of restricted stock units and restricted shares	4	(45)	—	—	(41)
Treasury stock purchases	—	—	(972)	—	(972)
Cash dividends declared	—	—	—	(806)	(806)
Net income	—	—	—	3,051	3,051
Balance on December 31, 2023	$8,357	$37,697	$(71,499)	$168,978	$143,533
Stock-based compensation	3	874	—	—	877
Stock options exercised	3	85	—	—	88
Treasury stock purchases	—	—	(233)	—	(233)
Cash dividends declared	—	—	—	(804)	(804)
Net income	—	—	—	1,803	1,803
Balance on March 31, 2024	$8,363	$38,656	$(71,732)	$169,977	$145,264

	Nine Months Ended March 31, 2023
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Stock-based compensation	8	817	—	—	825
Vesting of restricted stock units and restricted shares	28	(378)	—	—	(350)
Treasury stock purchases	—	—	(403)	—	(403)
Cash dividends declared	—	—	—	(833)	(833)
Net income	—	—	—	289	289
Balance on September 30, 2022	$8,226	$34,906	$(66,775)	$154,731	$131,088
Stock-based compensation	10	835	—	—	845
Vesting of restricted stock units and restricted shares	3	(60)	—	—	(57)
Treasury stock purchases	—	—	(1,823)	—	(1,823)
Cash dividends declared	—	—	—	(819)	(819)
Net income	—	—	—	2,853	2,853
Balance on December 31, 2022	$8,239	$35,681	$(68,598)	$156,765	$132,087
Stock-based compensation	8	794	—	—	802
Vesting of restricted stock units and restricted shares	—	(12)	—	—	(12)
Treasury stock purchases	—	—	(742)	—	(742)
Cash dividends declared	—	—	—	(807)	(807)
Net income	—	—	—	1,475	1,475
Balance on March 31, 2023	$8,247	$36,463	$(69,340)	$157,433	$132,803

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$5,606	$4,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,940	3,483
Deferred income taxes	74	—
Stock-based compensation expense	2,722	2,472
Change in provision for losses on accounts receivable	(149)	(149)
Loss on disposal of assets	60	—
Changes in operating assets and liabilities:
Trade receivables	(567)	4,748
Inventories	25,487	27,901
Other current assets	(2,818)	(2,622)
Other assets	(7,623)	—
Accounts payable - trade	(3,039)	(6,311)
Accrued liabilities	1,561	(3,430)
Other long-term liabilities	107	(247)
Net cash provided by operating activities	24,361	30,462
INVESTING ACTIVITIES:
Capital expenditures	(4,361)	(3,597)
Net cash (used in) investing activities	(4,361)	(3,597)
FINANCING ACTIVITIES:
Dividends paid	(2,446)	(3,241)
Treasury stock purchases	(1,660)	(2,968)
Proceeds from line of credit	270,421	254,482
Payments on line of credit	(284,510)	(274,494)
Proceeds from issuance of common stock	88	—
Shares withheld for tax payments on vested restricted shares	(688)	(419)
Net cash (used in) financing activities	(18,795)	(26,640)
Increase in cash and cash equivalents	1,205	225
Cash and cash equivalents at beginning of the period	3,365	2,184
Cash and cash equivalents at end of the period	$4,570	$2,409

SUPPLEMENTAL INFORMATION
Interest paid	1,470	1,079
Cash paid for income taxes, net	3,273	2,911
Capital expenditures in accounts payable	260	140

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED March 31, 2024

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and nine months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2024	2023
Raw materials	$16,752	$18,616
Work in process and finished parts	3,127	3,741
Finished goods	76,710	99,719
Total	$96,589	$122,076

3. ASSETS HELD FOR SALE

During fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of a restructuring plan. As of March 31, 2024, the Company continues to actively market the assets in Starkville, Mississippi. A summary of the assets held for sale as of March 31, 2024, is included in the table below.

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

On August 20, 2021, Flexsteel entered into a lease agreement for the construction of a 507,830 square foot manufacturing facility in Mexicali, Mexico. The lease commencement date under ASC 842 guidance was July 1, 2022, the date the lessor made the building available for use by the Company for purposes of completing any leasehold improvements required by the Company prior to beginning operations. The 12-year lease ends on June 30, 2034, with options for two five-year extensions. Annual base rent under the lease is $3.2 million plus taxes, insurance and common area maintenance costs. As of March 31, 2024, the Company has not begun operations in the Mexicali facility. On May 3, 2023, the Company entered into a sublease with a third party for 105,000 square feet of the Mexicali facility with a term of 12 months. Annual rent net of broker's fees under the sublease is $1 million, plus a proportionate share of taxes, insurance, and common area maintenance. On October 2, 2023, the Company entered into a sublease with a third party for 339,413 square feet of the facility with an initial term of 12 months with four 6-month extensions. Annual rent net of broker's fees under the sublease is $2.2 million, plus a proportionate share of taxes, insurance, and common area maintenance.

At March 31, 2024, the Company determined that no impairment indicators exist with regard to the Mexicali lease given the current and expected sublease tenants and plans for future operations in the facility. At March 31, 2024, the right-of-use asset associated specifically with the Mexicali lease is $30.5 million and associated lease liability is $32.1 million. Sublease income net of broker's fees received from the sub-tenant is offset against operating lease expense in the Company’s Consolidated Statements of Income.

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$2,394	$2,700	$7,202	$8,066
Variable lease expense	518	482	1,488	1,390
Total lease expense	$2,912	$3,182	$8,690	$9,456

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Nine Months Ended
	March 31, 2024	March 31, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,069	$6,575

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$1,975	$—

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$797	$35,305

Weighted-average remaining lease term (in years):
Operating leases	8.4	9.4

Weighted-average discount rate:
Operating leases	3.1%	2.9%

Future minimum lease payments under non-cancelable operating leases were as follows:

March 31, 2024
Remaining payments in FY2024	$2,432
FY2025	9,418
FY2026	9,208
FY2027	9,378
FY2028	9,144
Thereafter	37,040
Total future minimum lease payments	$76,620
Less imputed interest	9,113
Lease liability	$67,507

5. RESTRUCTURING

On February 5, 2024, the Company announced its plan to close its Dublin, Georgia manufacturing facility. The closure is expected to be complete by the end of fourth quarter fiscal year 2024.

As a result of the planned closure, the Company anticipated incurring pre-tax restructuring and related expenses between $3.0 million and $3.1 million. Total cumulative restructuring and related costs incurred as of March 31, 2024, was $2.6 million.

The following is a summary of restructuring costs:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
One-time employee termination benefits	$2,409	$—	$2,409	$—
Other associated costs	218	—	218	—
Total restructuring and related expenses	$2,627	$—	$2,627	$—
Reported as:
Operating expenses	$2,627	$—	$2,627	$—

One-time employee termination benefits include costs for employee separation benefits. Other associated costs primarily includes inventory and equipment transfer costs and other transition costs.

The rollforward of the accrued restructuring costs is as follows:

	One-time
	Employee	Other
	Termination	Associated
(in thousands)	Benefits	Costs	Total
Accrual balance on June 30, 2023	$—	$—	$—
Costs incurred	2,409	218	2,627
Expenses (paid)	(694)	(108)	(802)
Accrual balance on March 31, 2024	$1,715	$110	$1,825

6. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2024, management believes the Company was in compliance with all covenants.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.68%, on March 31, 2024.

As of March 31, 2024, there was $14.2 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of March 31, 2024, totaled $1.1 million.

7. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2024, and March 31, 2023, was 32.2% and 21.0%, respectively. The Company's effective tax rate for the nine months ended March 31, 2024 and 2023, was 30.8% and 14.8%, respectively. For the three and nine months ended March 31, 2024, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and impact of foreign operations. For the three and nine months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, as well as impacts arising from the reversal of a valuation allowance associated with movements in certain deferred tax assets.

8. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with ASC 718, Stock Compensation, which requires the Company to measure all share-based payments at grant date fair value and recognize the cost over the requisite service period. Restricted shares and restricted stock units (“RSUs”) generally vest over 1 to 3 years. Stock options are granted at an exercise price equal to the fair value of the Company’s common stock price at the grant date and are exercisable for up to 10 years from the date of grant. Stock-based compensation is included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. Forfeitures are recognized as incurred.

The following table is a summary of total stock-based compensation expenses for the three and nine months ended March 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Total stock-based compensation expense	$877	$802	$2,722	$2,472

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

Long-Term Incentive Compensation

The table below sets forth, as of March 31, 2024, the number of unvested PSUs granted at the target performance level for the 2022-2024, 2023-2025, and 2024-2026 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance period ending June 30, 2024 participants may earn the award based on a cumulative three year performance goal. For PSUs awarded for the three year performance periods ending June 30, 2025 and 2026, participants may earn one-third of the award in each of the three years based on meeting performance goals for that year. The Committee selected Adjusted Earnings Before Interest and Tax based on a defined percentage growth as the performance metric for the performance periods ending June 30, 2024, 2025, and 2026.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2023	79	$24.56	211	$19.19	290	$20.65
Granted	66	18.91	99	18.91	165	18.91
Vested	—	—	(75)	12.15	(75)	12.15
Forfeited	(3)	21.45	(22)	15.57	(25)	16.28
Unvested as of March 31, 2024	142	$22.00	213	$21.91	355	$21.94

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.5 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of March 31, 2024, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2023	74	$21.67
Granted	4	20.06
Vested	(8)	28.66
Forfeited	(1)	20.33
Unvested as of March 31, 2024	69	$20.79

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.3 million as of March 31, 2024, which is expected to be recognized over a weighted-average period of 0.6 year.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2024, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2023	202	$20.98
Exercised	(3)	$32.13
Canceled	(18)	27.40
Outstanding at March 31, 2024	181	$20.15

The following table summarizes information for options outstanding at March 31, 2024:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	5.9	$12.64
18.30 - 19.72	6	7.2	18.30
21.96 - 27.57	39	4.8	22.64
31.06 - 32.80	26	2.1	32.29
43.09 - 47.45	13	2.5	45.28
$9.97 - 47.45	181	4.9	$20.15

There is no unrecognized stock-based compensation expense related to these options as of March 31, 2024.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current President) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of March 31, 2024, with an exercise price of $9.97 and a remaining life of 6.0 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of March 31, 2024, with an exercise price of $21.96 and a remaining life of 4.7 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Basic shares	5,154	5,179	5,175	5,249
Potential common shares:
Stock options	151	75	103	60
Non-vested restricted stock units and restricted shares	143	98	132	118
Diluted shares	5,448	5,352	5,410	5,427

Anti-dilutive shares	12	154	48	161

Cash dividends declared per common share were $0.15 and $0.45 for the three and nine months ended March 31, 2024, respectively, and were $0.15 and $0.45 for the three and nine months ended March 31, 2023, respectively.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2024 and 2023. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	78.3	81.2	78.9	82.7
Gross margin	21.7	18.8	21.1	17.3
Selling, general and administrative expenses	16.5	16.7	17.1	16.0
Environmental remediation	—	—	—	(1.0)
Restructuring expense	2.5	—	0.9	—
Other expense	—	—	—	0.1
Operating income	2.7	2.1	3.1	2.2
Interest expense	0.3	0.2	0.5	0.3
Income before income taxes	2.4	1.9	2.6	1.9
Income tax provision	0.8	0.4	0.8	0.3
Net income and comprehensive income	1.6%	1.5%	1.8%	1.6%

Results of Operations for the Quarter Ended March 31, 2024 vs. 2023

Net sales were $107.2 million for the quarter ended March 31, 2024, compared to net sales of $99.1 million in the prior year quarter, an increase of 8.2%. The increase was driven by higher sales in home furnishings products sold through retail stores of $8.5 million, or 9.7%, led by unit volume increases and product mix. Sales of products sold through e-commerce channels decreased by ($0.4) million, or (3.6%), compared to the third quarter of the prior year. Lower sales in the e-commerce channel were driven by softer consumer demand and less promotional activity to improve overall profitability.

Home furnishings backlog was $62 million as of the quarter ended March 31, 2024, a decrease of (1.6%) compared to $63 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended March 31, 2024, was 21.7%, compared to 18.8% for the prior year quarter, an increase of 290 basis points (“bps”). The 290-bps increase was primarily due to supply chain cost saving initiatives and fixed cost leverage on higher sales volume.

Selling, general and administrative (“SG&A”) expenses increased $1.2 million or 7.3% to $17.7 million in the third quarter ended March 31, 2024, as compared to $16.5 million in the prior year quarter. As a percentage of net sales, SG&A was 16.5% in the quarter ended March 31, 2024 compared to 16.7% of net sales in the prior year quarter. The 20-bps decrease was due to leverage on higher sales partially offset by investments in growth initiatives for the quarter ended March 31, 2024.

During the quarter ended March 31, 2024, we incurred $2.6 million of restructuring expenses primarily for employee termination and facility closure costs as part of the previously announced closure of our Dublin, Georgia manufacturing facility. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $0.9 million, or an effective rate of 32.2% for the quarter ended March 31, 2024, compared to an income tax expense of $0.4 million, or an effective rate of 21.0% during the quarter ended March 31, 2023. For the quarter ended March 31, 2024, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and the impact of foreign operations.

Net income was $1.8 million, or $0.33 per diluted share for the quarter ended March 31, 2024, compared to net income of $1.5 million, or $0.28 per diluted share in the prior year quarter.

Results of Operations for the nine months ended March 31, 2024 and 2023

Net sales were $301.9 million for the nine months ended March 31, 2024, compared to net sales of $287.9 million in the prior-year nine-month period, an increase of 4.9%. The increase in sales of $14.0 million was driven by a $16.1 million increase related to home furnishing products sold through retailers offset by a decrease of ($2.1) million for home furnishing products sold through e-commerce channels.

Gross margin as a percent of net sales for the nine months ended March 31, 2024, was 21.1%, compared to 17.3% for the prior-year nine-month period, an increase of 380 bps. The 380-bps increase was primarily driven by the same factors discussed above for the quarter ended March 31, 2024.

Selling, general and administrative expenses increased $5.6 million in the nine months ended March 31, 2024, compared to the prior-year nine-month period. SG&A as a percentage of sales was 17.1% in the nine months ended March 31, 2024, compared to the prior-year nine-month period of 16.0%. The 110-bps increase was primarily due to investments in growth initiatives and higher incentive compensation for the nine months ended March 31, 2024.

During the nine months ended March 31, 2024, we incurred $2.6 million of restructuring expenses primarily for employee termination and facility closure costs as part of the previously announced closure of our Dublin, Georgia manufacturing facility. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

During the nine months ended March 31, 2023, the Company recorded income of $2.8 million related to the settlement of an environmental remediation liability. See Note 10, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $2.5 million, or an effective rate of 30.8%, during the nine months ended March 31, 2024, compared to income tax expense of $0.8 million in the prior-year nine-month period, or an effective tax rate of 14.8%. The effective tax rate for the nine months ended March 31, 2023, was primarily impacted by nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and the impact of foreign operations.

Net income was $5.6 million, or $1.04 per diluted share for the nine months ended March 31, 2024, compared to net income of $4.6 million, or $0.85 per diluted share in the prior-year nine-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on March 31, 2024, was $96.2 million compared to $115.5 million on June 30, 2023. The $19.4 million decrease in working capital was primarily due to a decrease in inventory of $25.5 million, an increase in other current liabilities of $1.3 million, and an increase of operating lease liabilities of $0.4 million partially offset by a decrease in accounts payable of $3.1 million, an increase in other current assets of $2.8 million, an increase in cash of $1.2 million, and an increase in net trade receivables of $0.7 million. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $4.4 million during the nine months ended March 31, 2024.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$24,361	$30,462
Net cash (used in) investing activities	(4,361)	(3,597)
Net cash (used in) financing activities	(18,795)	(26,640)
Increase in cash and cash equivalents	$1,205	$225

Net cash provided by operating activities

For the nine months ended March 31, 2024, net cash provided by operating activities was $24.4 million, primarily due to a decrease in inventory of $25.5 million, net income of $5.6 million, an increase in accrued liabilities of $1.6 million, an increase in other long-term liabilities of $0.1 million, and adjustments for non-cash items including depreciation of $2.9 million, stock-based compensation of $2.7 million, and deferred income taxes of $0.1 million partially offset by an increase in other assets of $7.6 million, a decrease in accounts payable of $3.0 million, an increase in other current assets of $2.8 million, an increase in trade receivables of $0.6 million and an increase in trade receivable provision of $0.1 million.

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

Net cash (used in) investing activities

For the nine months ended March 31, 2024, net cash used in investing activities was $4.4 million due to capital expenditures.

For the nine months ended March 31, 2023, net cash used in investing activities was $3.6 million due to capital expenditures.

Net cash (used in) financing activities

For the nine months ended March 31, 2024, net cash used in financing activities was $18.8 million, due to payments on the line of credit of $284.5 million partially offset by proceeds from the line of credit of $270.4 million, dividends paid of $2.4 million, $1.7 million paid for purchases of company stock, and $0.7 million paid for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock partially offset by proceeds from issuance of common stock of $0.1 million.

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

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2024, management believes the Company was in compliance with all covenants.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.68%, on March 31, 2024.

As of March 31, 2024, there was $14.2 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of March 31, 2024, totaled $1.1 million.

Contractual Obligations

As of March 31, 2024, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2023.

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

Foreign Currency Risk – During the quarters ended March 31, 2024 and 2023, the Company did not have sales but did have purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On March 31, 2024, the Company had $14.2 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2024.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2024, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table summarizes the activity of the common stock repurchases made during the three months ended March 31, 2024.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
January 1, 2024, to January 31, 2024	12,427	$18.72	1,485,274	$2,115,634
February 1, 2024, to February 29, 2024	—	—	1,485,274	2,115,634
March 1, 2024, to March 31, 2024	—	—	1,485,274	2,115,634
Three months ended March 31, 2024	12,427	$18.72	1,485,274	$2,115,634

Item 6. Exhibits

Exhibit No.
3.1	Amended and Restated Bylaws, dated March 5, 2024 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 8, 2024).
10.1	Letter Agreement dated January 10, 2024, by and between the Company and Michael Ressler (incorporated by reference to Form 8-k filed with the Securities and Exchange Commission on January 11, 2024).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	May 1, 2024	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)