Form 10-K
period 2024-06-30
FLEXSTEEL INDUSTRIES INC
filed 2024-08-30
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

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

(563) 556-7730

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value	FLXS	The Nasdaq Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error correct ions are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of August 30, 2024	5,203,627

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 29, 2023 (which was the last business day of the registrant’s most recently completed second quarter) was $86,640,256.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2024 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2024, the Company operated manufacturing facilities located in Dublin, Georgia, and Juarez, Mexico (the Dublin, Georgia location ceased operations effective June 30, 2024). These ongoing manufacturing operations are integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Foreign Operations

The Company has minimal export sales. On June 30, 2024, the Company had approximately 30 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of products acquired from overseas suppliers. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico and had approximately 1,200 employees located in Mexico on June 30, 2024. The four Mexico facilities total 1,061,000 square feet. As of June 30, 2024, the Company has not begun operations in the Mexicali facility and has subleased approximately 339,000 of the 508,000 square feet. The Company expects to sublease the facility until such time that demand necessitates the additional capacity. See “Risk Factors” in Item 1A and Note 2 Leases of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2024	June 30, 2023	June 30, 2022
$59,543	$49,729	$62,800

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

Government Regulations

The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2024.

Environmental Matters

All of Flexsteel’s stakeholders have a responsibility to protect our employees and our environment. The officers of Flexsteel and its subsidiaries will use our role as business and community leaders to set the tone at the top to guide our management teams in their efforts to improve the workplace and the environment we directly impact. Because we are committed to sustainable business practices, to our people, and to our communities, we will continue to grow and expand the scope of our dedications to the stewardship of our valued resources. The Company is subject to environmental laws and regulations with respect to product content and industrial waste. Further discussion is included in “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

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

Employees

The Company had approximately 1,500 employees on June 30, 2024, including 7 employees who are covered by collective bargaining agreements. Approximately all of the Company's employees are full-time. Management believes it has good relations with employees.

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

In addition, in response to shifts in employee workplace preferences, we have allowed certain of our employees the option of a hybrid work schedule where they may choose to work partially from home. Although we continue to implement strong physical and cyber security measures to ensure that our business operations remain functional and to ensure uninterrupted service to our customers, our systems and our operations remain vulnerable to cyber attacks and other disruptions because a material portion of our employees work remotely either full or part-time, and we cannot be certain that our mitigation efforts will be effective.

The implementation of a new business information system could disrupt the business.

The Company continues to migrate business and financial processes from legacy ERP systems to SAP. The Company takes great care in the planning and execution of these migrations, however, implementation issues related to the transition could arise and may result in the following:

•
Disruption of the Company’s domestic and international supply chain;
•
Inability to fill customer orders accurately and on a timely basis;
•
Negative impact on financial results;
•
Inability to fulfill federal, state and local tax filing requirements in a timely and accurate matter; and
•
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

At June 30, 2024, we had $36.7 million in property, plant and equipment and $61.4 million in right of use assets associated with leased facilities. These long-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. In particular, if capacity requirements do not necessitate the utilization of our leased Mexicali, Mexico facility and we are unsuccessful at subleasing the facility in the future the carrying amount of the right of use asset associated with that lease may not be recoverable. A write-down of all or a portion of the value of the Mexicali right of use asset could have a material impact on our earnings in the period of impairment. At June 30, 2024 the Company does not believe any impairment indicators exist due to current and expected sublease tenants and plans for future operations but impairment assessment involves the use of considerable judgment and any change in future market or economic conditions could cause actual results to differ.

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

We generally grant payment terms between 10 and 60 days to customers, often without requiring collateral. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. In the event of negative economic events such as supply chain disruptions, weather events or natural disasters, public health events or other unforeseen issues with negative economic impact to our customers, which have occurred in the past, we may not be able to collect amounts owed to us. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should customers experience liquidity issues beyond what we anticipate, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity. In addition, we have receivables for recoverable value added tax paid under such regimes in foreign jurisdictions, primarily Mexico. The collection of these amounts are subject to approval by foreign governmental agencies who evaluate the claims. Any actions taken by those agencies to delay, limit or deny the amounts submitted or retroactive changes in legislation surrounding these regimes may impact our ability to recover these amounts.

Risks related to our industry:

Public health events could have a materially adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, and financial condition.

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

Our suppliers and customers may also face these and other challenges, which have and could to lead to a future disruption in our supply chain, raw material inflation or the inability to get the raw materials necessary to produce our products, increased shipping and transportation costs, as well as decreased consumer spending and decreased demand for our products.

Inflation and changes in foreign currency may impact our profitability.

Cost inflation including significant increases in ocean container rates, raw materials prices, labor rates, and domestic transportation costs have and could continue to impact profitability. Imbalances between supply and demand for these resources may continue to exert upward pressure on costs.

The Company purchases raw materials, component parts, and certain finished goods from foreign external suppliers. Prices for these purchases are primarily negotiated in U.S. dollars on a purchase order basis. A negative shift in the U.S. dollar relative to the local currency of our supplier could result in price increases and negatively impact our cost structure. In addition, the majority of our manufactured products are produced in Mexico. The wages of our employees and certain other employee benefit and indirect costs are made in Pesos. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of manufacturing. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings.

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

The Company acquires raw materials, component parts, and certain finished products from external suppliers, both U.S. and foreign. Many of these suppliers are dependent upon other suppliers in countries other than where they are located. This global interdependence within the Company’s supply chain is subject to delays in delivery, availability, quality, and pricing. Changes in international trade policies including tariffs, access to ports and border crossings, or railways could disrupt the supply chain, increase cost and reduce competitiveness. The delivery of goods from these suppliers has been and may continue to be delayed by customs, labor issues, availability of third-party transportation and equipment, geopolitical pressures, changes in political, economic, and social conditions, weather, laws, and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability, and its cash flow.

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

Additionally, most of our sales are to distribution channels that rely on physical stores to merchandise and sell our products and an involuntary shut down of those or a significant shift in consumer preference toward purchasing products online could have a materially adverse impact on our sales and operating margin.

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

Furniture is a styled product and is subject to rapidly changing consumer and end-user trends and tastes and is highly fashion oriented. If the Company is not able to acquire sufficient cover variety or if the Company is unable to predict or respond to changes in fashion trends, it may lose sales and have to sell excess inventory at reduced prices.

Use of social media to disseminate negative commentary may adversely impact the Company’s reputation and business.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals to access a broad audience of consumers and other interested persons. Negative commentary regarding the Company or its products may be posted on social media platforms at any time and may have an adverse impact on its reputation, business, or relationships with third parties, including suppliers, customers, investors, and lenders. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy or context. The harm may be immediate without affording the Company an opportunity for redress or correction.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company's cybersecurity risk management program is integrated into the overall risk management framework, including risk identification, assessment, and mitigation across all areas of the business. The cybersecurity risk management program is designed to align with industry best practices and has adopted the framework and measurement practices developed by the National Institute of Standards and Technology (NIST). In addition, the Company has implemented a cross-functional cybersecurity steering team to facilitate coordination across key departments and assists in defining policies, procedures, and mitigation strategies, and will be called on to assist in risk assessment of any threat or incident.

The Company has a written Emergency Action Plan that includes the handling of material cybersecurity incidents and business continuity if there is a disruption in operations. The Company utilizes a third-party cybersecurity partner to assist in monitoring our systems 24 hours a day, and to structure the technical handling of cybersecurity threats and incidents. In addition, the partner is utilized to regularly conduct formal penetration testing and tabletop exercises used to further prepare the organization. This partner also provides ongoing insights and advisory services in order to better align our program with current best practices. The Company uses a variety of processes to address risk associated with the use of third-party service providers. All employees, including anyone with access to Company-provided email accounts, must engage in quarterly cybersecurity awareness training and are tested internally on a regular basis. Additionally, we maintain cyber insurance coverage, including protection to further mitigate potential financial losses from cybersecurity incidents.

As of the date of this Annual Report on Form 10-K we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations or financial condition. However, despite our best efforts, we cannot eliminate all risks from cybersecurity threats or provide assurances that we have not experienced undetected cybersecurity incidents. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion.

Governance

The Board of Directors is responsible for the oversight of our cybersecurity risk management program. On a quarterly basis, our Chief Information Officer (CIO) provides a cybersecurity status report and update to the Board of Directors, which includes a scorecard of cybersecurity threats, updates on key initiatives, and any changes in trends that may impact the Company. The CIO reports directly to the President and Chief Executive Officer (CEO) and meets regularly with him, the Chief Financial Officer, and other members of the Executive Leadership Team. The CIO has over 25 years of experience in IT Operations and is supported by an internal Director of IT Security and a virtual Chief Information Security Officer (vCISO) service to ensure comprehensive focus on the program.

The Emergency Action Plan defines the handling of cyber related incidents with support of the cross-functional steering team to assess the potential materiality of cybersecurity events and to report on the detection, analysis, and containment from such events. As the severity of events meet certain levels as specified by the Incident Response Plan, those events are escalated to senior levels of management and reported to the Board of Directors. Our Board of Directors is responsible for the oversight of controls and procedures related to the public disclosure of material cybersecurity incidents.

Item 2. Properties

The Company owns the following facilities as of June 30, 2024:

	Approximate
Location	Size (square feet)	Principal Operations
Huntingburg, Indiana	611,000	Distribution
Edgerton, Kansas	500,000	Distribution
Dublin, Georgia(1)	315,000	Manufacturing (Held for Sale)
Dubuque, Iowa	40,000	Corporate Office

(1)
Facility is classified as held for sale as of June 30, 2024. See Note 6 Assets Held for Sale of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for disclosure of the assets held for sale.

The Company leases the following facilities as of June 30, 2024:

	Approximate
Location	Size (square feet)	Principal Operations
Mexicali, Mexico	508,000	Manufacturing
Greencastle, Pennsylvania	242,000	Distribution
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	197,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
High Point, North Carolina	54,000	Showroom
El Paso, Texas	38,000	Warehouse
High Point, North Carolina	11,000	Design & Engineering Center
Las Vegas, NV	10,000	Showroom
Shenzhen, China	2,000	Office
Bangkok, Thailand	1,500	Office
Binh Duong, Vietnam	1,000	Office

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

Holders of Record

The Company estimates there were approximately 3,000 beneficial holders of common stock of the Company as of June 30, 2024. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On January 20, 2022, the Board of Directors approved a repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025.

The following table details shares repurchased by the Company during the three months ended June 30, 2024.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
April 1, 2024, to April 30, 2024	—	$—	1,485,274	$2,115,634
May 1, 2024, to May 31, 2024	—	—	1,485,274	2,115,634
June 1, 2024, to June 30, 2024	—	—	1,485,274	2,115,634
As of June 30, 2024	—	$—	1,485,274	$2,115,634

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2024, 2023, and 2022. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	78.9	82.0	86.6
Gross margin	21.1	18.0	13.4
Selling, general and administrative	17.1	16.0	12.3
Restructuring expense	0.7	—	0.1
Environmental remediation	—	(0.7)	—
(Gain) on disposal of assets	(0.8)	—	(0.3)
Other expense	—	0.1	—
Operating income	4.1	2.7	1.2
Other income	—	—	—
Interest (expense)	(0.4)	(0.3)	(0.2)
Income before income taxes	3.8	2.3	1.1
Income tax expense (benefit)	1.2	(1.4)	0.7
Net income	2.6%	3.8%	0.3%

Fiscal 2024 Compared to Fiscal 2023

Net sales were $412.8 million for the year ended June 30, 2024, compared to net sales of $393.7 million in the prior year, an increase of $19.1 million or 4.8%. Sales of products sold through retailers increased by $22.9 million or 6.7% primarily driven by growth with strategic customers and new product introductions. Sales of products sold through e-commerce channels decreased by ($3.8) million, or (7.5%) due to a decrease in consumer demand.

Gross margin as a percent of net sales for the year ended June 30, 2024, was 21.1%, compared to 18.0% for the prior fiscal year, an increase of 310 basis points (“bps”). The 310-bps increase was primarily driven by an increase of 240-bps primarily related to cost savings initiatives for materials, labor, and logistics, product portfolio management and disciplined promotional pricing and a 70-bps improvement on volume leverage of fixed cost structure.

Selling, general, and administrative (“SG&A”) expenses increased by $7.6 million in the year ended June 30, 2024, compared to the prior fiscal year. As a percentage of net sales, SG&A expense was 17.1% in fiscal year 2024 compared to 16.0% of net sales in the prior fiscal year. The increase of 110-bps is primarily due to an increase of 40-bps due to CEO transition costs associated with the revaluation of previously awarded equity awards, an increase of 40-bps due to higher incentive compensation, and an increase of 30-bps driven by investments in growth initiatives partially offset by cost leverage on higher sales volume.

There was $3.0 million in restructuring expenses recorded in the year ended June 30, 2024 associated with the previously announced closure of the Dublin, Georgia manufacturing facility. The $3.0 million primarily consists of $2.6 million in one-time employee termination benefits and other associated costs. All charges related to the restructuring activities were completed in fiscal year 2024. There were no restructuring expenses incurred in the prior fiscal year. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2024, the Company completed the sale of the Starkville, Mississippi location which had been previously recorded as held for sale. The Company recorded a gain of $3.3 million related to the sale in the fiscal year. See Note 6, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Income tax expense was $5.0 million, or an effective rate of 32.3%, for the year ended June 30, 2024, compared to income tax benefit of ($5.6) million in the prior year, or an effective tax rate of (60.3%). The effective tax rate was impacted by the effect of state taxes, nondeductible stock compensation and foreign taxes, offset by a research & development credit benefit. The prior year tax rate was negative due to the reversal of a full valuation allowance on deferred tax assets. See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Net income was $10.5 million, or $1.91 per diluted share for the year ended June 30, 2024, compared to net income of $14.8 million, or $2.74 per diluted share in the prior year.

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

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on June 30, 2024, was $95.0 million compared to $115.5 million on June 30, 2023. The $20.5 million decrease in working capital was due to a decrease in inventory of $25.5 million, an increase in other liabilities of $4.2 million, an increase in accounts payable of $1.1 million partially offset by an increase of $6.1 million in trade receivables, an increase of other current assets of $2.8 million, and an increase in cash of $1.4 million. Capital expenditures were $4.8 million for the fiscal year ended June 30, 2024.

A summary of operating, investing, and financing cash flow is shown in the following table:

	For the years ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$31,883	$22,989
Net cash (used in) investing activities	(593)	(4,450)
Net cash (used in) financing activities	(29,894)	(17,358)
Increase in cash and cash equivalents	$1,396	$1,181

Net cash provided by operating activities

For the year ended June 30, 2024, cash provided by operating activities was $31.9 million, which primarily consisted of net income of $10.5 million, adjusted for non-cash items including depreciation of $4.0 million and stock-based compensation of $4.6 million, offset by $1.5 million in deferred income taxes, accounts receivable allowance recoveries of $0.2 million, and gain from the sale of capital assets of $2.8 million. Net cash provided by operating assets and liabilities was $17.2 million and was primarily due to a decrease in inventory of $25.5 million due to inventory optimization initiatives, an increase in accounts payable of $1.4 million due to timing of inventory purchases, and an increase in other liabilities of $4.4 million offset by an increase in other assets of $8.2 million and an increase in accounts receivable of $5.9 million due to higher net sales.

For the year ended June 30, 2023, cash provided by operating activities was $23.0 million, which primarily consisted of net income of $14.8 million, adjusted for non-cash items including depreciation of $4.6 million and stock-based compensation of $3.2 million, offset by $7.2 million in deferred income taxes, accounts receivable allowance recoveries of $0.4 million, and gain from the sale of capital assets of $0.3 million. The $7.2 million change in deferred income taxes primarily relates to the release of our valuation allowance on deferred tax assets. Net cash provided by operating assets and liabilities was $8.3 million and was primarily due to a decrease in inventory of $19.1 million due to inventory optimization initiatives, a decrease in accounts receivable of $3.3 million due to lower net sales, offset by a decrease in accounts payable of $7.3 million due to lower inventory purchases, an increase in other assets of $5.3 million, and a decrease in other liabilities of $1.5 million.

Net cash (used in) investing activities

For the year ended June 30, 2024, net cash used in investing activities was $0.6 million, primarily due to capital expenditures of $4.8 million partially offset by proceeds of $4.2 million from the sale of capital assets.

For the year ended June 30, 2023, net cash used in investing activities was $4.5 million, primarily due to capital expenditures of $4.8 million partially offset by proceeds of $0.3 million from the sale of capital assets.

Net cash (used in) financing activities

For the year ended June 30, 2024, net cash used in financing activities was $29.9 million, primarily due to proceeds from lines of credit of $367.8 million, offset by payments on lines of credit of $391.3 million, dividends paid of $3.2 million, $1.7 million for treasury stock purchases, and $1.5 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

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

On April 18, 2022, the Company, as the borrower, entered a first amendment to the September 8, 2021, Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders party thereto. The first amendment to the Credit Agreement changed the definition of the term "Payment Conditions" and further defines default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 6.70% on June 30, 2024.

As of June 30, 2024, there was $4.8 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2024, totaled $1.0 million.

See Note 9 Credit Arrangements of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations on June 30, 2024, and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$74,188	$9,418	$18,586	$17,208	$28,976
Warehouse management obligation	3,403	1,512	1,891	—	—

Outlook

Our focus for fiscal 2025 will be to remain financially agile with strong liquidity, continue building our foundation for profitable long-term growth in both retail and e-commerce sales channels, build global supply chain resiliency, expand sourcing, manufacturing, and distribution capacity to support future growth, strengthen digital capabilities, re-imagine the customer experience, and build strong culture and talent.

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

Valuation of Long-Lived Assets – We periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For assets held for sale, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over the estimated fair value less cost to sell. We recorded no impairments in the fiscal years 2024 and 2023.

Restructuring Costs – The Company groups exit or disposal cost obligations into three categories: Involuntary employee termination benefits, costs to terminate contracts, and other associated costs. Involuntary employee termination benefits must be a one-time benefit, and this element of restructuring cost is recognized as incurred upon communication of the plan to the identified employees. Costs to terminate contracts are recognized upon the effectiveness of the termination agreement with the provider. Other associated restructuring costs are expensed as incurred. Any inventory impairment costs as a result of restructuring activities are accounted for as costs of goods sold.

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

At June 30, 2024 the Company determined that based on the weight of available evidence, we will be able to recover our deferred tax assets. The realization of our deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we establish a valuation allowance against our deferred tax assets. Establishing a valuation allowance or an increase in the valuation allowance could result in additional income tax expense in such a period and could have a significant impact on our future earnings. Refer to Note 10 Income Taxes of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

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

Foreign Currency Risk – During fiscal years 2024, 2023, and 2022, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefit and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On June 30, 2024, the Company had $4.8 million outstanding on its line of credit.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2024 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Inventories — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has inventories of $96.6 million as of June 30, 2024. The Company records inventories at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized. Markdowns establish a new cost basis for the Company’s inventories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated net realizable value of inventories included the following, among others:

•
We tested the design and operating effectiveness of internal controls over the inventory valuation process, including controls over the inputs that are used in management’s inventory markdown for the excess of the cost over the amount expected to be realized.
•
We tested management's process to determine the inventory markdowns and net realizable value of inventory through inquiries of management, and evaluation of accounting policies and process documentation.
•
We tested the accuracy and completeness of the Company’s measurement of inventory markdowns using a sampling approach. We evaluated the appropriateness of methodologies and assumptions used by management to estimate inventory markdowns including inventory quantities on-hand, historical sales activity, and other assumptions used by management.
•
We evaluated management’s measurement of the inventory markdowns and net realizable value by testing the mathematical accuracy of the Company’s calculation.
•
We performed retrospective reviews of actual products sold in the current year against prior year inventory markdowns to net realizable value.

/s/ Deloitte & Touche LLP

Minneapolis, MN
August 30, 2024

We have served as the Company’s auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 30, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche, LLP

Minneapolis, MN
August 30, 2024

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,761	$3,365
Trade receivables - less allowances: 2024, $2,440; 2023, $2,600	44,238	38,168
Inventories	96,577	122,076
Other	8,098	6,417
Assets held for sale	1,707	616
Total current assets	155,381	170,642
NONCURRENT ASSETS:
Property, plant and equipment, net	36,709	38,652
Operating lease right-of-use assets	61,439	68,294
Deferred income taxes	8,607	7,154
Other assets	12,326	5,808
TOTAL	$274,462	$290,550
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$25,830	$24,745
Current portion of operating lease liabilities	7,517	7,179
Accrued liabilities:
Payroll and related items	12,059	9,955
Insurance	1,900	1,920
Sales and advertising related items	6,073	5,358
Other	7,027	5,948
Total current liabilities	60,406	55,105
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	58,076	64,974
Line of credit	4,822	28,273
Other liabilities	791	577
Total liabilities	124,095	148,929
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,407 shares issued and 5,200 shares outstanding as of June 30, 2024, and 8,292 shares issued and 5,174 shares outstanding as of June 30, 2023	8,407	8,292
Additional paid-in capital	39,573	36,605
Treasury stock, at cost; 3,207 shares and 3,118 shares as of June 30, 2024 and 2023, respectively	(71,731)	(70,072)
Retained earnings	174,118	166,796
Total shareholders' equity	150,367	141,621
TOTAL	$274,462	$290,550

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2024	2023	2022
Net sales	$412,752	$393,692	$544,282
Cost of goods sold	325,508	322,745	471,602
Gross profit	87,244	70,947	72,680
Selling, general and administrative	70,444	62,846	66,733
Restructuring expense	2,982	—	730
Environmental remediation	—	(2,788)	—
(Gain) on disposal of assets	(3,262)	—	(1,400)
Other expense	—	347	—
Operating income	17,080	10,542	6,617
Other income (expense):
Other income	20	18	121
Interest (expense)	(1,550)	(1,341)	(835)
Total other (expense)	(1,530)	(1,323)	(714)
Income before income taxes	15,550	9,219	5,903
Income tax expense (benefit)	5,022	(5,559)	4,050
Net income	$10,528	$14,778	$1,853
Weighted average number of common shares outstanding:
Basic	5,170	5,225	6,329
Diluted	5,519	5,385	6,503
Earnings per share of common stock
Basic	$2.04	$2.83	$0.29
Diluted	$1.91	$2.74	$0.28

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par
	Value of
	Common		Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2021	$8,133	$34,015	$(31,320)	$157,140	$167,968
Issuance of common stock:
Stock options exercised, net	7	110	—	—	117
Long-term incentive compensation	—	51	—	—	51
Stock-based compensation	50	291	—	—	341
Treasury stock purchases	—	—	(35,052)	—	(35,052)
Cash dividends declared	—	—	—	(3,718)	(3,718)
Net income	—	—	—	1,853	1,853
Balance at June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Issuance of common stock:
Stock options exercised, net	—	—	—	—	—
Long-term incentive compensation	—	1,813	—	—	1,813
Stock-based compensation	102	325	—	—	427
Treasury stock purchases	—	—	(3,700)	—	(3,700)
Cash dividends declared	—	—	—	(3,257)	(3,257)
Net income	—	—	—	14,778	14,778
Balance at June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Issuance of common stock:
Stock options exercised, net	3	85	—	—	88
Long-term incentive compensation	—	3,505	—	—	3,505
Stock-based compensation	112	(622)	—	—	(510)
Treasury stock purchases	—	—	(1,659)	—	(1,659)
Cash dividends declared	—	—	—	(3,206)	(3,206)
Net income	—	—	—	10,528	10,528
Balance at June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367

Cash dividends declared per common share were $0.60, $0.60, and $0.60 for the fiscal years ended June 30, 2024, 2023, and 2022, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$10,528	$14,778	$1,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,997	4,572	5,171
Deferred income taxes	(1,454)	(7,154)	—
Stock-based compensation expense	4,647	3,191	1,020
Changes in (recoveries) provision for losses on accounts receivable	(160)	(380)	(260)
(Gain) on disposition of capital assets	(2,839)	(313)	(1,782)
Changes in operating assets and liabilities:
Trade receivables	(5,910)	3,318	15,140
Inventories	25,499	19,136	19,913
Other current assets	(1,681)	(1,467)	4,470
Other assets	(6,518)	(3,865)	(542)
Accounts payable - trade	1,373	(7,320)	(35,809)
Accrued liabilities	4,177	(1,270)	(769)
Other long-term liabilities	224	(237)	(412)
Net cash provided by operating activities	31,883	22,989	7,993
INVESTING ACTIVITIES:
Proceeds from sale of capital assets	4,179	340	1,937
Capital expenditures	(4,772)	(4,790)	(3,853)
Net cash (used in) investing activities	(593)	(4,450)	(1,916)
FINANCING ACTIVITIES:
Dividends paid	(3,219)	(3,241)	(3,911)
Treasury stock purchases	(1,659)	(3,700)	(35,052)
Proceeds from lines of credit	367,818	363,805	265,093
Payments on lines of credit	(391,270)	(373,271)	(230,854)
Proceeds from issuance of common stock	88	—	117
Shares withheld for tax payments on vested shares and options exercised	(1,652)	(951)	(628)
Net cash (used in) financing activities	(29,894)	(17,358)	(5,235)
Increase in cash and cash equivalents	1,396	1,181	842
Cash and cash equivalents at beginning of year	3,365	2,184	1,342
Cash and cash equivalents at end of year	$4,761	$3,365	$2,184

SUPPLEMENTAL INFORMATION
Interest paid	$1,694	$1,069	$743
Income taxes (refunded)	$4,296	$4,104	$(823)
Capital expenditures in accounts payable	$23	$311	$183

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

INVENTORIES – Inventories are stated at the lower of cost or net realizable value utilizing the first‑in - first‑out (“FIFO”) method. Our inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

ASSETS HELD FOR SALE – Assets held for sale represent land, buildings, machinery and equipment for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” Once an asset is classified as held for sale, the Company ceases depreciating the asset. The assets held for sale are being marketed for sale and it is the Company’s intention to complete the sale of the assets within the upcoming year.

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

Occasionally, the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2024, the Company had $0.14 million of customer deposits. As of June 30, 2023, the Company had $0.07 million of customer deposits.

The Company follows the following practical expedients and policy elections:

•
The Company does not adjust contract prices for the effects of a significant financing component, as it expects the period when the goods or services are transferred to the customer and when the customer pays for those goods and services to be less than a year.
•
Costs for outbound shipping and handling activities that occur after the product is received in the Company’s distribution centers, but before the customer obtains control of the product are accounted for as fulfillment activities. Accordingly, these expenses are recorded at the same time the Company recognizes revenue. Inbound shipping and handling activities incurred to transport product to the Company’s distribution centers is expensed when the product is received by the Company, unless there are revenue surcharges to recover such costs, in which case these expenses are recorded at the same time the Company recognizes revenue.
•
Incremental costs of obtaining a contract, specifically commissions, are recorded as an SG&A expense when incurred.
•
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

Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $5.9 million, $5.1 million, and $5.8 million in fiscal years 2024, 2023, and 2022, respectively.

DESIGN, RESEARCH, AND DEVELOPMENT COSTS – are charged to selling, general and administrative expenses in the periods incurred. Expenditures for design, research, and development costs were approximately $2.1 million, $2.1 million, and $2.9 million in fiscal years 2024, 2023, and 2022, respectively.

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

	June 30,
(in thousands)	2024	2023	2022
Basic shares	5,170	5,225	6,329

Potential common shares:
Stock options	117	62	113
Long-term incentive plan	232	98	61

Diluted shares	5,519	5,385	6,503

Anti-dilutive shares	37	161	67

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

SEGMENT REPORTING – The Company operates in one reportable segment, furniture products. The Company’s operations involve the distribution of manufactured and imported furniture for the residential market. The Company’s furniture products are sold primarily throughout the United States and Canada by the Company’s internal sales force and various independent representatives. The Company makes minimal export sales. No single customer accounted for more than 10% of net sales.

TREASURY STOCK – Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. On June 1, 2020, the Company’s Board of Directors authorized a $6 million share repurchase program through June 9, 2021. On

August 20, 2020, the Company’s Board of Directors authorized an additional $8 million share repurchase program to begin on September 4, 2020, through September 3, 2021. On October 22, 2020, the Company’s Board of Directors authorized another $30 million share repurchase program through October 29, 2023. On January 20, 2022, the Board of Directors approved a new repurchase program authorizing the Company to purchase up to an additional $30 million of the Company’s common stock through January 19, 2025. As of October 31, 2020, the $6 million and $8 million repurchase programs were completed. The Company completed the share repurchases of the October 22, 2020 plan in February 2022. As of June 30, 2024, the Company has purchased a total of 3,207,158 shares at a cost of $71.7 million under the four programs and has $2.1 million remaining in the January 2022, $30 million share repurchase program.

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

The Company leases distribution centers and warehouses, manufacturing facilities, showrooms, and office space. At the lease inception date, the Company determines if an arrangement is, or contains, a lease. Some of the Company’s leases include options to renew at similar terms. The Company assesses these options to determine if the Company is reasonably certain of exercising these options based on relevant economic and financial factors. Options that meet these criteria are included in the lease term at the lease commencement date.

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

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2024	June 30, 2023
Operating lease expense	$9,772	$10,814
Variable lease expense	1,853	1,799
Total lease expense	$11,625	$12,613

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

Fiscal year	June 30, 2024	June 30, 2023
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,502	$9,119

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$2,744	$175

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$797	$38,775

Weighted-average remaining lease term (in years):
Operating leases	8.2	9.1

Weighted-average discount rate:
Operating leases	3.1%	2.9%

Fiscal year		June 30, 2024
(in thousands)
Payments in FY2025		$9,418
FY2026		9,208
FY2027		9,378
FY2028		9,144
FY2029		8,064
Thereafter		28,976
Total future minimum lease payments		$74,188
Less imputed interest		8,595
Lease liability		$65,593

3. INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2024	2023
Raw materials	$14,030	$18,616
Work in process and finished parts	2,654	3,741
Finished goods	79,893	99,719
Total	$96,577	$122,076

4. PROPERTY, PLANT AND EQUIPMENT

	Estimated	June 30,
(in thousands)	Life (Years)	2024	2023
Land		$3,226	$3,457
Buildings and improvements	5-39	41,968	49,131
Machinery and equipment	3-7	20,864	19,824
Delivery equipment	3-5	2,570	2,962
Furniture and fixtures	3-7	3,226	3,558
Computer software and hardware	3-7	10,033	8,919
Construction in progress		1,439	4,231
Total		83,326	92,082
Less accumulated depreciation		(46,617)	(53,430)
Net		$36,709	$38,652

The Company recognized no impairment charges for fiscal years 2024, 2023, and 2022.

5. RESTRUCTURING

Exit of Commercial Office, Hospitality and Vehicle Seating

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

As a result of these planned actions, which were complete as of the fiscal year ended June 30, 2022, the Company had planned to incur pre-tax restructuring and related expenses of approximately $60 million over this two-year timeframe. Total cumulative restructuring and related costs incurred as of June 30, 2022, were $59.4 million. There were no costs related to these restructuring activities in the fiscal years ended June 30, 2023 and June 30, 2024.

Manufacturing Network Optimization

On February 5, 2024, the Company announced its plan to close its Dublin, Georgia manufacturing facility. The closure was completed in the fourth quarter of fiscal year 2024. As a result of the closure the Company expected to incur pre-tax restructuring expense of approximately $2.5 to $3.2 million. Total cumulative restructuring costs related to the planned action were $3.0 million. The Dublin, Georgia facility and property are listed for sale following the closure. See Note 6, Assets Held For Sale for more information.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2024	2023	2022
One-time employee termination benefits	2,558	—	(211)
Fixed asset impairments	74	—	—
Other associated costs	350	—	941
Total restructuring and related expenses	$2,982	$—	$730
Reported as:
Operating expenses	$2,982	$—	$730

One-time employee termination benefits include costs for employee separation benefits.

During the year ended June 30, 2024, the Company recorded one-time employee termination benefits, fixed asset impairment charges and other associated costs related to the Dublin closure. Other associated costs include legal and professional fees, inventory and equipment transfer costs, and other transition costs.

During the year ended June 30, 2022, the Company recorded a decrease in a pension plan liability related to the exit of commercial office, hospitality and vehicle seating activities that resulted in an expense reduction of $0.2 million and recorded a net settlement agreement of $0.4 million. Other associated costs include legal and professional fees, stock-based compensation expenses for retention restricted stock units in connection with the Company’s restructuring plan, ongoing facilities, and transition costs.

All expenses related to the manufacturing network optimization restructuring plan were incurred and paid during the year ended June 30, 2024. The Company paid all remaining costs associated with the exit of commercial office, hospitality and vehicle seating restructuring program in the year ended June 30, 2023.

The roll forward of the accrued restructuring costs is as follows, for the years ended June 30, 2024, 2023, and 2022:

	One-time
	Employee	Fixed Asset	Other
	Termination	Impairment	Associated
(in thousands)	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2022	$1,275	$—	$15	$1,290
Costs incurred	—	—	—	—
Expenses paid	(1,275)	—	(15)	(1,290)
Accrual balance at June 30, 2023	$—	$—	$—	$—
Costs incurred	2,558	74	350	2,982
Expenses paid	(2,558)	(74)	(350)	(2,982)
Accrual balance at June 30, 2024	$—	$—	$—	$—

6. ASSETS HELD FOR SALE

During fiscal year 2020, the Company committed to a plan to sell assets located at the Company’s Starkville, Mississippi location as part of the Company’s restructuring plan, see Note 5 Restructuring. The Company completed the sale of the Starkville, Mississippi location in the year ended June 30, 2024. The Company received proceeds of $3.9 million and recorded a gain of $3.3 million related to the sale.

During fiscal year 2024, the Company committed to a plan to sell assets located at the Company's Dublin, Georgia location as part of the Company's announced closure of the facility. As of June 30, 2024, the Company is actively marketing the facility and property in Dublin, Georgia. A summary of the assets held for sale is included in the table below as of June 30, 2024.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Dublin, Georgia	Building & building improvements	$6,798	$(5,326)	$1,472
	Land & land improvements	444	(209)	235
		$7,242	$(5,535)	$1,707

7. OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2024	2023
Cash value of life insurance	$—	$1,063
VAT receivable	11,447	3,865
Other	879	880
Total	$12,326	$5,808

8. ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2024	2023
Dividends	$973	$988
Warranty	1,017	1,057
Income taxes	362	—
Other	4,675	3,903
Total	$7,027	$5,948

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 6.7% on June 30, 2024.

As of June 30, 2024, there was $4.8 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2024, totaled $1.0 million.

10. INCOME TAXES

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of June 30, 2023, it was determined the Company had reached a more-likely-than-not position that the Company will realize the entirety of its deferred tax assets. Therefore, the Company reversed the previously recorded valuation allowance against the federal and state deferred tax assets recorded as of June 30, 2022 of $9.8 million. As of June 30, 2024 the Company maintains is determination that it is more-likely-than-not that deferred tax assets will be realized.

Income tax expense was calculated based upon the following components of income before income taxes for the years ended June 30:

(in thousands)	2024	2023	2022
United States	$15,348	$6,680	$2,150
Outside the United States	202	2,539	3,752
Income before income taxes	$15,550	$9,219	$5,902

The income tax (provision) benefit is as follows for the years ended June 30:

(in thousands)	2024	2023	2022
Federal - current	$(4,708)	$(799)	$(2,966)
State and other - current	(1,768)	(796)	(1,084)
Deferred	1,454	7,154	—
Total	$(5,022)	$5,559	$(4,050)

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	4.7	5.2	(0.7)
Foreign rate differential	2.1	2.8	5.7
Uncertain tax positions	1.1	(2.1)	(2.6)
Stock based compensation	(1.1)	(0.5)	(1.0)
Section 162(m)	4.2	2.5	1.9
Foreign adjustments	1.7	(0.1)	(8.9)
Expired state credits	0.6	17.1	—
Research & development credit	(4.8)	—	—
Remeasurement of deferred tax assets and valuation allowance	0.3	(106.7)	42.8
Amended return impacts	—	—	7.8
State rate change and other state items	2.1	(0.5)	2.7
Other	0.4	1.0	(0.1)
Effective tax rate	32.3%	(60.3)%	68.6%

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2024	2023
Gross unrecognized tax benefits	$607	$424
Accrued interest and penalties	172	132
Gross liabilities related to unrecognized tax benefits	$779	$556
Deferred tax assets	84	38
Valuation allowance	—	—
Net deferred tax assets	$84	$38

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2024	2023	2022
Balance at July 1	$424	$604	$640
Reductions for tax positions of the prior year	—	—	(72)
Additions based on tax positions related to the current year	183	10	70
Lapse of statute of limitations	—	(190)	(188)
Addition for tax positions of the prior year	—	—	154
Balance at June 30	$607	$424	$604

The Company records interest expense and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2024, and 2023 that if recognized, would affect the effective tax rate was $0.4 million and $0.3 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2024	2023
Accounts receivable	$602	$654
Inventory	1,995	1,490
Self-insurance	22	25
Payroll and related	1,001	938
Accrued liabilities	668	633
Property, plant, and equipment	1,100	1,202
Investment tax credit	185	303
Valuation allowance	(52)	—
Net operating loss carryover	7	361
Lease assets	(15,160)	(17,158)
Lease liabilities	16,185	18,129
Research & development expenditure	1,909	—
Other	145	577
Total	$8,607	$7,154

On June 30, 2024, certain state tax attribute carryforwards of $0.2 million were available, with $0.2 million of credits expiring beginning in fiscal years 2025 through 2028, and $0.1 million of state NOLs carryforward. Some of the state NOL carryforwards will have an indefinite carryforward and some will expire in varying amounts between 2039 and 2041. As of June 30, 2024, it was determined that the Company has reached a more-likely-than-not position that the Company will realize the entirety of its state attribute carryforwards and its U.S. federal deferred tax assets.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, fiscal years 2020 through 2024 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.

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

Total stock-based compensation expense was $4.6 million, $3.2 million and $1.0 million for fiscal years 2024, 2023, and 2022, respectively.

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

(2)
Long-Term Incentive Compensation Plan (“LTIP”)

The LTIP provides for PSUs to be awarded to officers and key employees based on performance goals set by the Compensation Committee of the Board of Directors (the “Committee”). In conjunction with each grant of PSUs, the Committee granted RSUs under the 2013 Omnibus Stock Plan that vested at the end of three years. No further awards will be issued under this plan.

(3)
2013 Omnibus Stock Plan, and 2009 Stock Option Plan

The 2013 Omnibus Stock Plan was for key employees, officers and directors and provides for the granting of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and performance units. No further stock units will be granted under this plan.

Long-Term Incentive Compensation

The table below sets forth, as of June 30, 2024, the number of unvested PSUs granted at the target performance level for the 2022-2024, 2023-2025, and 2024-2026 performance periods under the LTIP and the number of unvested RSUs granted in conjunction with the PSUs:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2022	86	$19.53	174	$18.87	260	$19.09
Granted	62	19.27	91	19.27	153	19.27
Vested	(63)	12.64	(44)	17.23	(107)	14.53
Forfeited	(6)	23.02	(10)	23.02	(16)	23.02
Unvested as of June 30, 2023	79	$24.56	211	$19.19	290	$20.65
Granted	66	18.91	99	18.91	165	18.91
Vested	(21)	42.31	(75)	12.15	(96)	18.76
Forfeited	(27)	20.80	(53)	18.76	(80)	19.45
Unvested as of June 30, 2024	97	$17.92	182	$22.07	279	$20.65

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.0 million as of June 30, 2024, which is expected to be recognized over a period of 1.5 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs, not granted in conjunction with PSUs, as of June 30, 2024, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2022	35	$26.72
Granted	66	19.30
Vested	(21)	23.58
Forfeited	(6)	18.41
Unvested as of June 20, 2023	74	$21.67
Granted	4	21.14
Vested	(58)	21.71
Forfeited	(4)	19.40
Unvested as of June 20, 2024	16	$21.96

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.2 million as of June 30, 2024, which is expected to be recognized over a weighted average period of 1.6 years.

Options

No stock options were granted during fiscal years 2024, 2023, and 2022.

A summary of the activity of the Company’s stock option plans during the years ended June 30, 2024, 2023, and 2022, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2022	215	$21.50
Cancelled	(13)	30.20
Outstanding at June 30, 2023	202	$20.98
Exercised	(3)	32.13
Cancelled	(19)	27.40
Outstanding at June 30, 2024	180	$20.01

The following table summarizes information for options outstanding at June 30, 2024:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	5.7	$12.64
18.30 - 19.72	6	6.9	18.30
21.96 - 27.57	39	4.5	22.64
31.06 - 32.80	26	1.9	32.30
43.09 - 47.45	12	2.3	45.33
$9.97 - 47.45	180	4.7	$20.01

The Company does not have any unrecognized stock-based compensation expense related to options.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of June 30, 2024, with an exercise price of $9.97 and a remaining life of 5.8 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its former Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of June 30, 2024, with an exercise price of $21.96 and a remaining life of 4.5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

12. BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $1.8 million, $1.6 million, and $2.0 million in fiscal years 2024, 2023, and 2022, respectively.

Multi-employer Pension Plans

The Company contributes to one multi-employer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees.

The Company’s participation in the current and previous defined benefit pension plans for the fiscal year ended June 30, 2024, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2024 and 2023 is for the plan’s year-end on December 31, 2023, and 2022, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2024	2023	Plan Status	2024	2023	2022	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$109	$115	$127	No	3/31/2025	7
Steelworkers Pension Trust	236648508	Green	Green	Not applicable	—	—	—	No	Not applicable	—
					$109	$115	$127

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

14. QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	For the Quarter Ended
	September 30	December 31	March 31(a)	June 30(b)
Fiscal 2024:
Net sales	$94,603	$100,108	$107,219	$110,822
Gross profit	18,410	21,950	23,317	23,567
Operating income	1,918	4,584	2,982	7,596
Net income	752	3,051	1,803	4,922
Earnings per share:
Basic	$0.15	$0.59	$0.35	$0.95
Diluted	$0.14	$0.57	$0.33	$0.89

(a)
During the quarter ended March 31, 2024, the Company recorded expense of $2.6 million as a result of the restructuring activity associated with the closure of the Dublin, Georgia facility. See Note 5 Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.
(b)
During the quarter June 30, 2024, the Company recorded income of $3.3 million associated with the sale of the Starkville, Mississippi facility. See Note 6, Assets Held for Sale, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information. The Company recorded expense of $0.4 million as a result of the restructuring activity associated with the closure of the Dublin, Georgia facility. See Note 5 Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

	For the Quarter Ended
	September 30	December 31(a)	March 31	June 30(b)
Fiscal 2023:
Net sales	$95,684	$93,137	$99,052	$105,819
Gross profit	15,349	15,838	18,645	21,115
Operating income	428	3,762	2,116	4,236
Net income	289	2,853	1,475	10,161
Earnings per share:
Basic	$0.05	$0.54	$0.28	$1.97
Diluted	$0.05	$0.53	$0.28	$1.91

(a)
During the quarter ended December 31, 2022, the Company recorded income of $2.8 million as a result of insurance proceeds received related to the settlement of the environmental remediation liability. See Note 13 Commitments and Contingencies, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.
(b)
During the quarter June 30, 2023, it was determined the Company has reached a more-likely- than-not position that the Company will realize the entirety of its deferred tax assets. Therefore, the Company has reversed the valuation allowance against the federal and state deferred tax assets recorded as of June 30, 2022 of $9.8 million. See Note 10 Income Taxes, included in this Annual Report on Form 10-K for more information.

15. SUBSEQUENT EVENTS

There are no subsequent events as of August 30, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2024. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2024.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On May 10, 2024, Mr. Derek Schmidt, an officer of the Company, terminated a previously established dividend reinvestment election on certain Company shares held inside employee retirement plans.

Other than as described above, for the quarter ended June 30, 2024, none of our directors or officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

The following financial statement schedule for the years ended June 30, 2024, 2023, and 2022 is submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2024, 2023, and 2022

(in thousands)	Balance at Beginning of	(Additions) Reductions to	Deductions from	Balance at End
Description	Year	Income	Reserves	of Year
Accounts Receivable Allowances:
2024	$2,600	$(144)	$(16)	$2,440
2023	$2,980	$(230)	$(150)	$2,600
2022	$3,240	$126	$(386)	$2,980

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	August 30, 2024	By:	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 30, 2024	/S/ Derek P. Schmidt
Derek P. Schmidt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 30, 2024	/S/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 30, 2024	/S/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	August 30, 2024	/S/ William S. Creekmuir
William S. Creekmuir
Director

Date:	August 30, 2024	/S/ Jerald K. Dittmer
Jerald K. Dittmer
Director

Date:	August 30, 2024	/S/ Kathryn P. Dickson
Kathryn P. Dickson
Director

Date:	August 30, 2024	/S/ M. Scott Culbreth
M. Scott Culbreth
Director

Date:	August 30, 2024	/S/ Jeanne McGovern
Janne McGovern
Director

Exhibit Index

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on March 8, 2024).
4.1	Description of the Company’s common stock (incorporated by reference to Exhibit No. 4.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2019).
10.1	2009 Stock Option Plan (incorporated by reference to Appendix A from the 2009 Flexsteel definitive proxy statement). *
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

10.19	Transition and Retirement Agreement and Release with Mr. Dittmer dated April 25, 2024 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2024.*
10.20

Letter Agreement dated March 10, 2020, by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.21	Employment Agreement between the Company and Derek P. Schmidt dated April 25, 2024 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2024).*
10.22

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

10.24

Security Agreement dated August 28, 2020, between Flexsteel Industries, Inc. and Dubuque Bank and Trust Company (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 1, 2020).

10.25

Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated September 8, 2021 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021).

10.26

First Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated April 22, 2022 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 26, 2022).

10.27

Second Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated May 24, 2023 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 25, 2023).

10.28

Letter Agreement dated January 10, 2024 by and between Flexsteel Industries, Inc. and Michael Ressler (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2024). *

10.29	2022 Equity Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 16, 2022). *
10.30	Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 8, 2023). *
10.31	Form of Performance Share Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 25, 2023). *
10.32	Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 25, 2023). *

10.33	Board Observer Agreement between the Company and F. Brooks Bertsch dated April 17, 2024 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 18, 2024).
21.1	Subsidiaries of the Company. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
97.1	Incentive Compensation Clawback Policy adopted October 6, 2023. †
*	Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.
†	Filed herewith
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”