Form 10-Q
period 2024-09-30
FLEXSTEEL INDUSTRIES INC
filed 2024-10-23
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 22, 2024	5,208,029

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,740	$4,761
Trade receivables - less allowances: September 30, 2024, $2,480, June 30, 2024, $2,440	39,481	44,238
Inventories	95,897	96,577
Other	8,787	8,098
Assets held for sale	1,707	1,707
Total current assets	151,612	155,381
NONCURRENT ASSETS:
Property, plant and equipment, net	36,175	36,709
Operating lease right-of-use assets	59,462	61,439
Deferred income taxes	8,585	8,607
Other assets	12,890	12,326
TOTAL ASSETS	$268,724	$274,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$24,852	$25,830
Current portion of operating lease liabilities	7,430	7,517
Accrued liabilities:
Payroll and related items	6,167	12,059
Insurance	1,957	1,900
Sales and advertising related items	5,803	6,073
Other	7,125	7,027
Total current liabilities	53,334	60,406
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	56,223	58,076
Line of credit	3,581	4,822
Other liabilities	883	791
Total liabilities	114,021	124,095

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,414 shares issued and 5,207 outstanding as of September 30, 2024; 8,407 shares issued and 5,200 outstanding as of June 30, 2024	8,414	8,407
Additional paid-in capital	40,672	39,573
Treasury stock, at cost; 3,207 shares as of September 30, 2024, and June 30, 2024	(71,731)	(71,731)
Retained earnings	177,348	174,118
Total shareholders' equity	154,703	150,367
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$268,724	$274,462

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2024	2023
Net sales	$104,007	$94,603
Cost of goods sold	81,639	76,193
Gross profit	22,367	18,410
Selling, general and administrative expenses	16,320	16,492
Operating income	6,047	1,918
Interest expense	51	570
Income before income taxes	5,996	1,348
Income tax provision	1,856	596
Net income and comprehensive income	$4,140	$752
Weighted average number of common shares outstanding:
Basic	5,203	5,182
Diluted	5,576	5,375
Earnings per share of common stock:
Basic	$0.80	$0.15
Diluted	$0.74	$0.14

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2024
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	3	1,135	—	—	1,138
Stock options exercised	4	(36)	—	—	(32)
Cash dividends declared	—	—	—	(910)	(910)
Net income	—	—	—	4,140	4,140
Balance on September 30, 2024	$8,414	$40,672	$(71,731)	$177,348	$154,703

	Three Months Ended September 30, 2023
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	8	903	—	—	911
Vesting of restricted stock units and restricted shares	44	(691)	—	—	(647)
Treasury stock purchases	—	—	(455)	—	(455)
Cash dividends declared	—	—	—	(815)	(815)
Net income	—	—	—	752	752
Balance on September 30, 2023	$8,344	$36,817	$(70,527)	$166,733	$141,367

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$4,140	$752
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	929	940
Deferred income taxes	22	94
Stock-based compensation expense	1,138	911
Change in provision for losses on accounts receivable	(40)	(70)
Loss on disposal of assets	10	34
Changes in operating assets and liabilities:
Trade receivables	4,796	6,687
Inventories	680	1,269
Other current assets	(1,844)	(2,791)
Other assets	(564)	(1,392)
Accounts payable - trade	(956)	(3,719)
Accrued liabilities	(6,004)	(4,510)
Other long-term liabilities	91	14
Net cash provided by (used in) operating activities	2,398	(1,781)
INVESTING ACTIVITIES:
Proceeds from sales of investments	1,155	—
Capital expenditures	(427)	(1,355)
Net cash provided by (used in) investing activities	728	(1,355)
FINANCING ACTIVITIES:
Dividends paid	(874)	(879)
Treasury stock purchases	—	(455)
Proceeds from line of credit	102,851	101,365
Payments on line of credit	(104,092)	(96,640)
Shares withheld for tax payments on vested shares and options exercised	(32)	(647)
Net cash (used in) provided by financing activities	(2,147)	2,744
Increase (decrease) in cash and cash equivalents	979	(392)
Cash and cash equivalents at beginning of the period	4,761	3,365
Cash and cash equivalents at end of the period	$5,740	$2,973

SUPPLEMENTAL INFORMATION
Interest paid	60	546
Cash paid for income taxes, net	2,100	244
Capital expenditures in accounts payable	2	287

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2024

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2024	2024
Raw materials	$12,508	$14,030
Work in process and finished parts	2,816	2,654
Finished goods	80,573	79,893
Total	$95,897	$96,577

3. ASSETS HELD FOR SALE

During fiscal year 2024, the Company committed to a plan to sell assets located at the Company’s Dublin, Georgia location as part of a restructuring plan. As of September 30, 2024, the Company continues to actively market the assets in Dublin, Georgia. A summary of the assets held for sale as of September 30, 2024, is included in the table below.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Dublin, Georgia	Building & building improvements	$6,798	$(5,326)	$1,472
	Land & land improvements	444	(209)	235
	Total assets held for sale	$7,242	$(5,535)	$1,707

4. LEASES

The Company accounts for its leases in accordance with ASC 842, Leases. ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, and the remaining balance of lease incentives received. Both the lease ROU asset and liability are reduced to zero at the end of the lease term.

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

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Operating lease expense	$2,478	$2,424
Variable lease expense	519	446
Total lease expense	$2,997	$2,870

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,441	$1,749

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$594	$263

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$—

Weighted-average remaining lease term (in years):
Operating leases	7.9	8.8

Weighted-average discount rate:
Operating leases	3.1%	3.1%

Future minimum lease payments under non-cancelable operating leases were as follows:

September 30, 2024
Remaining payments in FY2025	$6,978
FY2026	9,208
FY2027	9,378
FY2028	9,144
FY2029	8,064
Thereafter	28,975
Total future minimum lease payments	$71,747
Less imputed interest	8,094
Lease liability	$63,653

5. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of September 30, 2024, management believes the Company was in compliance with all covenants.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.19%, on September 30, 2024.

As of September 30, 2024, there was $3.6 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2024, totaled $0.9 million.

6. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2024, and September 30, 2023, was 31.0% and 44.2%, respectively. For the three months ended September 30, 2024, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations. For the three months ended September 30, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, and the impact of foreign operations.

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

The following table is a summary of total stock-based compensation expenses for the three months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Total stock-based compensation expense	$1,138	$911

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

Long-Term Incentive Compensation

The table below sets forth, as of September 30, 2024, the number of unvested PSUs granted at the target performance level for the 2023-2025, 2024-2026, and 2025-2027 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2025, 2026 and 2027, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2025, 2026, and 2027.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2024	97	$17.92	182	$22.07	279	$20.65
Granted	31	31.66	46	31.66	77	31.66
Vested	—	—	—	—	—	—
Forfeited	—	—	(32)	42.31	(32)	42.31
Unvested as of September 30, 2024	128	$21.25	196	$21.02	324	$21.13

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.8 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of September 30, 2024, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2024	16	$21.96
Granted	4	31.66
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2024	20	$23.90

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.3 million as of September 30, 2024, which is expected to be recognized over a weighted-average period of 1.6 year.

Options

A summary of the activity of the Company’s stock option plans as of September 30, 2024, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2024	180	$20.01
Granted	—	—
Exercised	(16)	26.65
Cancelled	(3)	45.50
Outstanding at September 30, 2024	161	$18.88

The following table summarizes information for options outstanding at September 30, 2024:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	97	5.4	$12.64
18.30 - 19.72	6	6.7	18.30
21.96 - 27.57	28	4.2	22.25
31.06 - 32.80	21	1.6	32.06
43.09 - 47.45	9	2.0	45.29
$9.97 - 47.45	161	4.6	$18.88

There is no unrecognized stock-based compensation expense related to these options as of September 30, 2024.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of September 30, 2024, with an exercise price of $9.97 and a remaining life of 5.5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

During the quarter ended December 31, 2018, the Company awarded its former Chief Executive Officer 55,000 options outside of any Company stock plans. All 55,000 options remain outstanding as of September 30, 2024, with an exercise price of $21.96 and a remaining life of 4.2 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Basic shares	5,203	5,182
Potential common shares:
Stock options	173	81
Non-vested restricted stock units and restricted shares	200	112
	373	193
Diluted shares	5,576	5,375

Anti-dilutive shares	9	154

Cash dividends declared per common share were $0.17 for the three months ended September 30, 2024, and were $0.15 for the three months ended September 30, 2023, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023 09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. This ASU will become effective for us for the annual period beginning in fiscal year 2026, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures, but do not expect this guidance will have a material impact on our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires business entities to enhance disclosures about significant segment expenses. The ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of the amendment and all existing disclosures required by Topic 280. The ASU will become effective for us for the annual period beginning in fiscal year 2025 and for interim periods beginning with our 2026 fiscal year, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures, but do not expect this guidance will have a material impact on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2024 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2024 and 2023. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2024	2023
Net sales	100.0%	100.0%
Cost of goods sold	78.5	80.5
Gross margin	21.5	19.5
Selling, general and administrative expenses	15.7	17.4
Operating income	5.8	2.1
Interest expense	—	0.6
Income before income taxes	5.8	1.5
Income tax provision	1.8	0.6
Net income and comprehensive income	4.0%	0.9%

Results of Operations for the Quarter Ended September 30, 2024 vs. 2023

Net sales were $104.0 million for the quarter ended September 30, 2024, compared to net sales of $94.6 million in the prior year quarter, an increase of 9.9%. The increase was driven by higher sales in home furnishings products sold through retail stores of $11.0 million, or 13.3%, led by unit volume increases and product mix. Sales of products sold through e-commerce channels decreased by ($1.6) million, or (13.3%), compared to the first quarter of the prior year. Lower sales in the e-commerce channel were driven by softer consumer demand.

Home furnishings backlog was $61 million as of the quarter ended September 30, 2024, an increase of 27.1% compared to $48 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended September 30, 2024, was 21.5%, compared to 19.5% for the prior year quarter, an increase of 200 basis points (“bps”). The 200-bps increase was primarily due to sales growth leverage, supply chain cost savings and product portfolio management.

Selling, general and administrative (“SG&A”) expenses decreased ($0.2) million to $16.3 million in the first quarter ended September 30, 2024, as compared to $16.5 million in the prior year quarter. As a percentage of net sales, SG&A was 15.7% in the quarter ended September 30, 2024 compared to 17.4% of net sales in the prior year quarter. The 170-bps decrease was due to leverage on higher sales and structural cost savings, partially offset by investments in growth initiatives for the quarter ended September 30, 2024.

Income tax expense was $1.9 million, or an effective rate of 31.0% for the quarter ended September 30, 2024, compared to an income tax expense of $0.6 million, or an effective rate of 44.2% during the quarter ended September 30, 2023. For the quarter ended September 30, 2024, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations.

Net income was $4.1 million, or $0.74 per diluted share for the quarter ended September 30, 2024, compared to net income of $0.8 million, or $0.14 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on September 30, 2024, was $98.3 million compared to $95.0 million on June 30, 2024. The $3.3 million increase in working capital was primarily due to a decrease in payroll and related liabilities of $5.9 million, a decrease in accounts payable of $1.0 million, and a decrease in other current liabilities of $0.3 million offset by an increase in cash of $1.0 million and a decrease in net trade receivables of $4.8 million. Refer to discussion of working capital changes below, under Net cash provided by (used in) operating activities. Capital expenditures were $0.4 million during the three months ended September 30, 2024.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2024	2023
Net cash provided by (used in) operating activities	$2,398	$(1,781)
Net cash provided by (used in) investing activities	728	(1,355)
Net cash (used in) provided by financing activities	(2,147)	2,744
Increase (decrease) in cash and cash equivalents	$979	$(392)

Net cash provided by (used in) operating activities

For the three months ended September 30, 2024, net cash provided by operating activities was $2.4 million, primarily due to a decrease in trade receivables of $4.8 million, net income of $4.1 million, adjustments for non-cash items including stock-based compensation of $1.1 million and depreciation of $0.9 million, and a decrease in inventory of $0.7 million offset by a decrease in accrued liabilities of $6.0 million, an increase in other current assets of $1.8 million, a decrease in accounts payable of $1.0 million and a decrease of other assets and liabilities of $0.4 million.

For the three months ended September 30, 2023, net cash used by operating activities was $1.8 million, primarily due to a decrease in accrued liabilities of $4.5 million, a decrease in accounts payable of $3.7 million, a decrease in other current assets of $2.8 million, and a decrease in other assets of $1.4 million partially offset by an increase in trade receivables of $6.7 million, an increase in inventory of $1.3 million, net income of $0.8 million, and adjustments for non-cash items including depreciation of $0.9 million and stock-based compensation of $0.9 million.

Net cash provided by (used in) investing activities

For the three months ended September 30, 2024, net cash provided by investing activities was $0.7 million due to proceeds from corporate owned life insurance proceeds of $1.1 million, offset by capital expenditures of $0.4.

For the three months ended September 30, 2023, net cash used in investing activities was $1.4 million due to capital expenditures.

Net cash (used in) provided by financing activities

For the three months ended September 30, 2024, net cash used in financing activities was $2.1 million, due to payments on the line of credit of $104.1 million partially offset by proceeds from the line of credit of $102.9 million and dividends paid of $0.9 million.

For the three months ended September 30, 2023, net cash provided by financing activities was $2.7 million, due to proceeds from the line of credit of $101.3 million partially offset by payments on the line of credit of $96.6 million, dividends paid of $0.9 million, $0.6 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock, and $0.5 million for purchases of company stock..

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of September 30, 2024, management believes the Company was in compliance with all covenants.

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

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 6.68%, on September 30, 2024.

As of September 30, 2024, there was $3.6 million outstanding under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2024, totaled $0.9 million.

Contractual Obligations

As of September 30, 2024, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Foreign Currency Risk – During the quarters ended September 30, 2024 and 2023, the Company did not have sales but did have purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On September 30, 2024, the Company had $3.6 million outstanding on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2024.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2024, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2022, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock through January 19, 2025.

The following table summarizes the activity of the common stock repurchases made during the three months ended September 30, 2024.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
July 1, 2024, to July 31, 2024	—	$—	1,485,274	$2,115,634
August 1, 2024, to August 31, 2024	—	—	1,485,274	2,115,634
September 1, 2024, to September 30, 2024	—	—	1,485,274	2,115,634
Three months ended September 30, 2024	—	$—	1,485,274	$2,115,634

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 23, 2024	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)