Form 10-Q
period 2024-12-31
FLEXSTEEL INDUSTRIES INC
filed 2025-02-05
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of February 5, 2025	5,269,367

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2024

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	December 31,	June 30,
	2024	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,789	$4,761
Trade receivables - less allowances: December 31, 2024, $2,436, June 30, 2024, $2,440	36,310	44,238
Inventories	91,042	96,577
Other	9,910	8,098
Assets held for sale	—	1,707
Total current assets	149,051	155,381
NONCURRENT ASSETS:
Property, plant and equipment, net	36,414	36,709
Operating lease right-of-use assets	61,587	61,439
Deferred income taxes	8,606	8,607
Other assets	15,889	12,326
TOTAL ASSETS	$271,547	$274,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$20,712	$25,830
Current portion of operating lease liabilities	8,035	7,517
Accrued liabilities:
Payroll and related items	7,482	12,059
Insurance	1,953	1,900
Sales and advertising related items	6,650	6,073
Other	6,036	7,027
Total current liabilities	50,868	60,406
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	57,774	58,076
Line of credit	—	4,822
Other liabilities	985	791
Total liabilities	109,627	124,095

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,477 shares issued and 5,270 outstanding as of December 31, 2024; 8,407 shares issued and 5,200 outstanding as of June 30, 2024	8,477	8,407
Additional paid-in capital	39,694	39,573
Treasury stock, at cost; 3,207 shares as of December 31, 2024, and June 30, 2024	(71,731)	(71,731)
Retained earnings	185,480	174,118
Total shareholders' equity	161,920	150,367
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$271,547	$274,462

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	$108,483	$100,108	$212,490	$194,711
Cost of goods sold	85,678	78,158	167,318	154,351
Gross profit	22,805	21,950	45,172	40,360
Selling, general and administrative expenses	16,142	17,366	32,462	33,858
(Gain) on disposal of assets held for sale	(4,991)	—	(4,991)	—
Operating income	11,654	4,584	17,701	6,502
Interest expense	19	489	70	1,059
Interest (income)	(31)	—	(31)	—
Income before income taxes	11,666	4,095	17,662	5,443
Income tax provision	2,612	1,044	4,468	1,640
Net income and comprehensive income	$9,054	$3,051	$13,194	$3,803
Weighted average number of common shares outstanding:
Basic	5,247	5,184	5,225	5,183
Diluted	5,582	5,324	5,554	5,360
Earnings per share of common stock:
Basic	$1.73	$0.59	$2.53	$0.73
Diluted	$1.62	$0.57	$2.38	$0.71

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2024
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	3	1,135	—	—	1,138
Stock options exercised, net	4	(36)	—	—	(32)
Cash dividends declared	—	—	—	(910)	(910)
Net income	—	—	—	4,140	4,140
Balance on September 30, 2024	$8,414	$40,672	$(71,731)	$177,348	$154,703
Stock-based compensation	2	961	—	—	963
Vesting of restricted stock units and restricted shares	1	(14)	—	—	(13)
Stock options exercised, net	60	(1,925)	—	—	(1,865)
Cash dividends declared	—	—	—	(922)	(922)
Net income	—	—	—	9,054	9,054
Balance on December 31, 2024	$8,477	$39,694	$(71,731)	$185,480	$161,920

	Six Months Ended December 31, 2023
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	8	903	—	—	911
Vesting of restricted stock units and restricted shares	44	(691)	—	—	(647)
Treasury stock purchases	—	—	(455)	—	(455)
Cash dividends declared	—	—	—	(815)	(815)
Net income	—	—	—	752	752
Balance on September 30, 2023	$8,344	$36,817	$(70,527)	$166,733	$141,367
Stock-based compensation	9	925	—	—	934
Vesting of restricted stock units and restricted shares	4	(45)	—	—	(41)
Treasury stock purchases	—	—	(972)	—	(972)
Cash dividends declared	—	—	—	(806)	(806)
Net income	—	—	—	3,051	3,051
Balance on December 31, 2023	$8,357	$37,697	$(71,499)	$168,978	$143,533

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$13,194	$3,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,853	1,899
Deferred income taxes	1	84
Stock-based compensation expense	2,101	1,845
Change in provision for losses on accounts receivable	4	(140)
(Gain)/loss on disposition of property, plant and equipment	(4,987)	34
Changes in operating assets and liabilities:
Trade receivables	7,924	6,907
Inventories	5,535	16,838
Other current assets	(2,869)	(2,128)
Other assets	(3,563)	(5,297)
Accounts payable - trade	(5,353)	(4,991)
Accrued liabilities	(4,940)	(1,751)
Other long-term liabilities	191	63
Net cash provided by operating activities	9,091	17,166
INVESTING ACTIVITIES:
Proceeds from sales of investments	1,155	—
Proceeds from sales of property, plant and equipment	6,704	—
Capital expenditures	(1,334)	(3,058)
Net cash provided by (used in) investing activities	6,525	(3,058)
FINANCING ACTIVITIES:
Dividends paid	(1,760)	(1,671)
Treasury stock purchases	—	(1,427)
Proceeds from line of credit	202,344	180,524
Payments on line of credit	(207,262)	(190,899)
Proceeds from issuance of common stock	141	—
Shares withheld for tax payments on vested shares and options exercised	(2,051)	(688)
Net cash (used in) financing activities	(8,588)	(14,161)
Increase (decrease) in cash and cash equivalents	7,028	(53)
Cash and cash equivalents at beginning of the period	4,761	3,365
Cash and cash equivalents at end of the period	$11,789	$3,312

SUPPLEMENTAL INFORMATION
Interest paid	106	1,104
Interest received	31	—
Cash paid for income taxes, net	6,053	1,724
Capital expenditures in accounts payable	258	382

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED December 31, 2024

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and six months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2024	2024
Raw materials	$12,584	$14,030
Work in process and finished parts	2,840	2,654
Finished goods	75,618	79,893
Total	$91,042	$96,577

3. ASSETS HELD FOR SALE

The Company completed the sale of its Dublin, Georgia facility as part of a restructuring plan in the quarter ended December 31, 2024. The company received proceeds of $6.7 million and recorded a pre-tax gain of $5.0 million related to the sale.

4. LEASES

The Company accounts for its leases in accordance with ASC 842, Leases. ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, and the remaining balance of lease incentives received. Both the lease ROU asset and lease liability are reduced to zero at the end of the lease term.

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

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Operating lease expense	$2,509	$2,384	$4,987	$4,808
Variable lease expense	393	524	912	970
Total lease expense	$2,902	$2,908	$5,899	$5,778

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Six Months Ended
	December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$4,918	$4,663

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$594	$1,119

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,119	$797

Weighted-average remaining lease term (in years):
Operating leases	7.6	8.6

Weighted-average discount rate:
Operating leases	3.3%	3.1%

Future minimum lease payments under non-cancelable operating leases were as follows:

December 31, 2024
Remaining payments in FY2025	$4,999
FY2026	10,145
FY2027	10,315
FY2028	10,081
FY2029	9,001
Thereafter	29,601
Total future minimum lease payments	$74,142
Less imputed interest	8,333
Lease liability	$65,809

5. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2024, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.82%, on December 31, 2024.

As of December 31, 2024, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of December 31, 2024, totaled $0.9 million.

6. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended December 31, 2024, and December 31, 2023, was 22.4% and 25.5%, respectively. The Company's effective tax rate for the six months ended December 31, 2024 and 2023, was 25.3% and 30.1%, respectively. For the three and six months ended December 31, 2024, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations. For the three and six months ended December 31, 2023, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, and the impact of foreign operations.

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

The following table is a summary of total stock-based compensation expenses for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Total stock-based compensation expense	$963	$934	$2,101	$1,845

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

Long-Term Incentive Compensation

The table below sets forth, as of December 31, 2024, the number of unvested PSUs granted at the target performance level for the 2023-2025, 2024-2026, and 2025-2027 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2025, 2026 and 2027, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2025, 2026, and 2027.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2024	97	$17.92	182	$22.07	279	$20.65
Granted	31	31.66	46	31.66	77	31.66
Vested	—	—	—	—	—	—
Forfeited	—	—	(37)	39.07	(37)	39.07
Unvested as of December 31, 2024	128	$21.25	191	$21.09	319	$21.17

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.2 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of December 31, 2024, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2024	16	$21.96
Granted	4	31.66
Vested	(1)	20.08
Forfeited	—	20.33
Unvested as of December 31, 2024	19	$24.10

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.3 million as of December 31, 2024, which is expected to be recognized over a weighted-average period of 1.5 years.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2024, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2024	180	$20.01
Exercised	(101)	19.26
Cancelled	(12)	34.51
Outstanding at December 31, 2024	67	$18.54

The following table summarizes information for options outstanding at December 31, 2024:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	43	5.3	$10.62
18.30 - 19.72	6	6.4	18.30
21.96 - 27.57	3	4.0	24.49
31.06 - 32.80	6	3.7	32.40
43.09 - 47.45	9	1.7	45.29
$9.97 - 47.45	67	4.8	$18.54

There is no unrecognized stock-based compensation expense related to these options as of December 31, 2024.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of December 31, 2024, with an exercise price of $9.97 and a remaining life of 5.3 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Basic shares	5,247	5,184	5,225	5,183
Potential common shares:
Stock options	111	66	105	74
Non-vested restricted stock units and restricted shares	224	74	224	103
Diluted shares	5,582	5,324	5,554	5,360

Anti-dilutive shares	—	136	—	136

Cash dividends declared per common share were $0.17 for the three and six months ended December 31, 2024, and were $0.15 for the three and six months ended December 31, 2023, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires business entities to enhance disclosures about significant segment expenses. The ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of ASU 2023-07 and all existing disclosures required by Topic 280. The ASU will become effective for us for the annual period beginning in fiscal year 2025 and for interim periods beginning with our 2026 fiscal year, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures, but do not expect this guidance will have a material impact on our financial position and results of operations.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2024 and 2023. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.0	78.1	78.7	79.3
Gross margin	21.0	21.9	21.3	20.7
Selling, general and administrative expenses	14.9	17.3	15.3	17.4
(Gain) on disposal of assets held for sale	(4.6)	—	(2.3)	—
Operating income	10.7	4.6	8.3	3.3
Interest expense	—	0.5	—	0.5
Interest (income)	—	—	—	—
Income before income taxes	10.7	4.1	8.3	2.8
Income tax provision	2.4	1.0	2.1	0.8
Net income and comprehensive income	8.3%	3.0%	6.2%	2.0%

Results of Operations for the Quarter Ended December 31, 2024 vs. 2023

Net sales were $108.5 million for the quarter ended December 31, 2024, compared to net sales of $100.1 million in the prior year quarter, an increase of 8.4%. The increase was driven by higher sales in home furnishings products sold through retail stores of $9.2 million, or 10.3%, led by unit volume increases, freight surcharges, and product mix. Sales of products sold through e-commerce channels decreased by ($0.8) million, or (7.1%), compared to the second quarter of the prior year. Lower sales in the e-commerce channel were driven by softer consumer demand.

Home furnishings backlog was $77 million as of the quarter ended December 31, 2024, an increase of 40.0% compared to $55 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended December 31, 2024, was 21.0%, compared to 21.9% for the prior year quarter, a decrease of 90 basis points (“bps”). The 90-bps decrease was primarily due to ocean freight charge increases partially offset by cost savings initiatives.

Selling, general and administrative (“SG&A”) expenses decreased ($1.3) million to $16.1 million in the second quarter ended December 31, 2024, as compared to $17.4 million in the prior year quarter. As a percentage of net sales, SG&A was 14.9% in the quarter ended December 31, 2024 compared to 17.3% of net sales in the prior year quarter. The 240-bps decrease was due to leverage on higher sales and structural cost savings, partially offset by investments in growth initiatives for the quarter ended December 31, 2024.

During the quarter ended December 31, 2024, the Company completed the sale of its Dublin, Georgia facility which had been previously recorded as held for sale. The Company recorded a pre-tax gain of $5.0 million related to the sale. See Note 3, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information

Income tax expense was $2.6 million, or an effective rate of 22.4% for the quarter ended December 31, 2024, compared to an income tax expense of $1.0 million, or an effective rate of 25.5% during the quarter ended December 31, 2023. For the quarter ended

December 31, 2024, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations.

Net income was $9.1 million, or $1.62 per diluted share for the quarter ended December 31, 2024, compared to net income of $3.1 million, or $0.57 per diluted share in the prior year quarter.

On February 1, 2025, the President of the United States issued executive order “Imposing Duties To Address The Situation At Our Southern Border” which imposed a 25% tariff on all products of Mexico beginning February 4, 2025. Further executive order issued February 3, 2025, paused the implementation of these tariffs until March 4, 2025. The current situation is dynamic, and it is unknown if the two countries will reach an agreement to further pause or eliminate the pending tariffs. Given the Company’s sizable manufacturing operations in Mexico, should these tariffs be enacted they could have a material impact on our future cost of goods sold, profit and cash flow. The ultimate impact will be dependent on the magnitude and duration of the tariffs and the Company is assessing options to mitigate any potential impact.

Results of Operations for the six months ended December 31, 2024 and 2023

Net sales were $212.5 million for the six months ended December 31, 2024, compared to net sales of $194.7 million in the prior-year six-month period, an increase of 9.1%. The increase in sales of $17.8 million was driven by a $20.2 million increase related to home furnishing products sold through retailers offset by a decrease of ($2.4) million for home furnishing products sold through e-commerce channels.

Gross margin as a percent of net sales for the six months ended December 31, 2024, was 21.3%, compared to 20.7% for the prior-year six-month period, an increase of 60 bps. The 60-bps increase was primarily driven by sales volume leverage and structural cost reduction savings versus the prior year ended December 31, 2023.

Selling, general and administrative expenses decreased ($1.4) million in the six months ended December 31, 2024, compared to the prior-year six-month period. SG&A as a percentage of sales was 15.3% in the six months ended December 31, 2024, compared to the prior-year six-month period of 17.4%. The 210-bps decrease was primarily due to sales volume leverage partially offset by investments in growth initiatives for the six months ended December 31, 2024.

During the six-month period ended December 31, 2024, the Company completed the sale of its Dublin, Georgia facility which had been previously recorded as held for sale. The Company recorded a pre-tax gain of $5.0 million related to the sale. See Note 3, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information

Income tax expense was $4.5 million, or an effective rate of 25.3%, during the six months ended December 31, 2024, compared to income tax expense of $1.6 million in the prior-year six-month period, or an effective tax rate of 30.1%. The effective tax rate for the six months ended December 31, 2024, was primarily impacted by state taxes and the impact of foreign operations.

Net income was $13.2 million, or $2.38 per diluted share for the six months ended December 31, 2024, compared to net income of $3.8 million, or $0.71 per diluted share in the prior-year six-month period.

On February 1, 2025, the President of the United States issued executive order “Imposing Duties To Address The Situation At Our Southern Border” which imposed a 25% tariff on all products of Mexico beginning February 4, 2025. Further executive order issued February 3, 2025, paused the implementation of these tariffs until March 4, 2025. The current situation is dynamic, and it is unknown if the two countries will reach an agreement to further pause or eliminate the pending tariffs. Given the Company’s sizable manufacturing operations in Mexico, should these tariffs be enacted they could have a material impact on our future cost of goods sold, profit and cash flow. The ultimate impact will be dependent on the magnitude and duration of the tariffs and the Company is assessing options to mitigate any potential impact.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on December 31, 2024, was $98.2 million compared to $95.0 million on June 30, 2024. The $3.2 million increase in working capital was primarily due to a decrease in accounts payable of $5.1 million, a decrease in payroll and related liabilities of $4.6 million, and an increase in other current liabilities of $0.6 million offset by an increase in other current assets of $7.2 million, an increase in cash of $7 million, and a decrease in net trade receivables of $7.9 million, a decrease in inventories of $5.5 million and a decrease in assets held for sale of $1.7 million. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $1.3 million during the six months ended December 31, 2024.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$9,091	$17,166
Net cash provided by (used in) investing activities	6,525	(3,058)
Net cash (used in) financing activities	(8,588)	(14,161)
Increase (decrease) in cash and cash equivalents	$7,028	$(53)

Net cash provided by operating activities

For the six months ended December 31, 2024, net cash provided by operating activities was $9.1 million, primarily due to an increase in net income of $13.2 million, adjustments for non-cash items including a pre-tax gain on sale of assets of $5 million, stock-based compensation of $2.1 million, depreciation of $1.9 million, and a decrease in inventory of $5.5 million offset by an increase in trade receivables of $7.9 million, an increase in accrued liabilities of $4.9 million, a decrease in other current assets of $3.6 million, an increase in accounts payable of $5.4 million and a decrease of other assets and liabilities of $0.2 million.

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

Net cash provided by (used in) investing activities

For the six months ended December 31, 2024, net cash provided by investing activities was $6.5 million due to proceeds from the sale of Dublin of $6.7 million, and corporate owned life insurance proceeds of $1.1 million, offset by capital expenditures of $1.3 million.

For the six months ended December 31, 2023, net cash used in investing activities was $3.1 million due to capital expenditures.

Net cash (used in) financing activities

For the six months ended December 31, 2024, net cash used in financing activities was $8.6 million, due to payments on the line of credit of $207.1 million partially offset by proceeds from the line of credit of $202 million, shares withheld for tax payments on vested shares and options exercised of $2.1 million, dividends paid of $1.8 million, and proceeds from issuance of common stock of $0.1 million.

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

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2024, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.82%, on December 31, 2024.

As of December 31, 2024, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of December 31, 2024, totaled $0.9 million.

Contractual Obligations

As of December 31, 2024, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2024.

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

Foreign Currency Risk – During the quarters ended December 31, 2024 and 2023, the Company did not have sales but did have purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. Beginning in the third quarter of fiscal year 2025, we began using a derivative instrument to reduce our exposure to foreign currency risk from changes in the peso’s exchange rate for this exposure.

See “Risk [MD1] Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On December 31, 2024, the Company had no outstanding borrowings on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2024.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2024, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On December 11, 2024, the Board of Directors approved an additional share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock.

The following table summarizes the activity of the common stock repurchases made during the three months ended December 31, 2024.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
October 1, 2024, to October 31, 2024	—	$—	1,485,274	$2,115,634
November 1, 2024, to November 30, 2024	—	—	1,485,274	2,115,634
December 1, 2024, to December 31, 2024	—	—	1,485,274	32,115,634
Three months ended December 31, 2024	—	$—	1,485,274	$32,115,634

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

FLEXSTEEL INDUSTRIES, INC.

Date:	February 5, 2025	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)