Form 10-Q
period 2025-03-31
FLEXSTEEL INDUSTRIES INC
filed 2025-04-23
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 23, 2025	5,273,253

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	June 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,634	$4,761
Trade receivables - less allowances: March 31, 2025, $2,428, June 30, 2024, $2,440	38,455	44,238
Inventories	87,139	96,577
Other	8,341	8,098
Assets held for sale	366	1,707
Total current assets	156,935	155,381
NONCURRENT ASSETS:
Property, plant and equipment, net	36,190	36,709
Operating lease right-of-use assets	42,967	61,439
Deferred income taxes	12,070	8,607
Other assets	17,964	12,326
TOTAL ASSETS	$266,126	$274,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$22,110	$25,830
Current portion of operating lease liabilities	7,635	7,517
Accrued liabilities:
Payroll and related items	9,353	12,059
Insurance	2,134	1,900
Sales and advertising related items	5,929	6,073
Other	6,331	7,027
Total current liabilities	53,492	60,406
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	53,517	58,076
Line of credit	—	4,822
Other liabilities	998	791
Total liabilities	108,007	124,095

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,480 shares issued and 5,273 outstanding as of March 31, 2025; 8,407 shares issued and 5,200 outstanding as of June 30, 2024	8,480	8,407
Additional paid-in capital	40,553	39,573
Treasury stock, at cost; 3,207 shares as of March 31, 2025, and June 30, 2024	(71,731)	(71,731)
Retained earnings	180,817	174,118
Total shareholders' equity	158,119	150,367
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$266,126	$274,462

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	$113,972	$107,219	$326,462	$301,930
Cost of goods sold	88,636	83,902	255,954	238,253
Gross profit	25,336	23,317	70,508	63,677
Selling, general and administrative expenses	17,070	17,708	49,532	51,566
Restructuring expense	—	2,627	—	2,627
Right-of-use asset impairment	14,079	—	14,079	—
(Gain) on sale of real estate	(753)	—	(753)	—
(Gain) on disposal of assets held for sale	—	—	(4,991)	—
Operating (loss) income	(5,060)	2,982	12,641	9,484
Interest expense	—	336	70	1,395
Interest (income)	(102)	(14)	(133)	(14)
(Loss) income before income taxes	(4,958)	2,660	12,704	8,103
Income tax (benefit) provision	(1,216)	857	3,252	2,497
Net (loss) income and comprehensive (loss) income	$(3,742)	$1,803	$9,452	$5,606
Weighted average number of common shares outstanding:
Basic	5,271	5,154	5,240	5,175
Diluted	5,271	5,448	5,572	5,410
(Loss) earnings per share of common stock:
Basic	$(0.71)	$0.35	$1.80	$1.08
Diluted	$(0.71)	$0.33	$1.70	$1.04

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2025
	Total Par
	Value of
	Common		Additional
	Shares		Paid-In	Treasury	Retained
	($1 Par)		Capital	Stock	Earnings	Total
Balance on June 30, 2024	$8,407		$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	3		1,135	—	—	1,138
Stock options exercised, net	4		(36)	—	—	(32)
Cash dividends declared	—		—	—	(910)	(910)
Net income	—		—	—	4,140	4,140
Balance on September 30, 2024	$8,414		$40,672	$(71,731)	$177,348	$154,703
Stock-based compensation	2		961	—	—	963
Vesting of restricted stock units and restricted shares	1		(14)	—	—	(13)
Stock options exercised, net	60		(1,925)	—	—	(1,865)
Cash dividends declared	—		—	—	(922)	(922)
Net income	—		—	—	9,054	9,054
Balance on December 31, 2024	$8,477		$39,694	$(71,731)	$185,480	$161,920
Stock-based compensation	3		859	—	—	862
Cash dividends declared	—		—	—	(921)	(921)
Net (loss)	—		—	—	(3,742)	(3,742)
Balance on March 31, 2025	$8,480	-	$40,553	$(71,731)	$180,817	$158,119

	Nine Months Ended March 31, 2024
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	8	903	—	—	911
Vesting of restricted stock units and restricted shares	44	(691)	—	—	(647)
Treasury stock purchases	—	—	(455)	—	(455)
Cash dividends declared	—	—	—	(815)	(815)
Net income	—	—	—	752	752
Balance on September 30, 2023	$8,344	$36,817	$(70,527)	$166,733	$141,367
Stock-based compensation	9	925	—	—	934
Vesting of restricted stock units and restricted shares	4	(45)	—	—	(41)
Treasury stock purchases	—	—	(972)	—	(972)
Cash dividends declared	—	—	—	(806)	(806)
Net income	—	—	—	3,051	3,051
Balance on December 31, 2023	$8,357	$37,697	$(71,499)	$168,978	$143,533
Stock-based compensation	3	874	—	—	877
Stock options exercised	3	85	—	—	88
Treasury stock purchases	—	—	(233)	—	(233)
Cash dividends declared	—	—	—	(804)	(804)
Net income	—	—	—	1,803	1,803
Balance on March 31, 2024	$8,363	$38,656	$(71,732)	$169,977	$145,264

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$9,452	$5,606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,777	2,940
Deferred income taxes	(3,463)	74
Stock-based compensation expense	2,963	2,722
Change in provision for losses on accounts receivable	12	(149)
Right-of-use asset impairment	14,079	—
(Gain)/loss on disposition of property, plant and equipment	(5,762)	60
Changes in operating assets and liabilities:
Trade receivables	5,771	(567)
Inventories	9,438	25,487
Other current assets	(1,302)	(2,818)
Other assets	(5,638)	(7,623)
Accounts payable - trade	(3,724)	(3,039)
Accrued liabilities	(3,454)	1,561
Other long-term liabilities	204	107
Net cash provided by operating activities	21,353	24,361
INVESTING ACTIVITIES:
Proceeds from sales of investments	1,155	—
Proceeds from sales of property, plant and equipment	7,538	—
Capital expenditures	(2,690)	(4,361)
Net cash provided by (used in) investing activities	6,003	(4,361)
FINANCING ACTIVITIES:
Dividends paid	(2,655)	(2,446)
Treasury stock purchases	—	(1,660)
Proceeds from line of credit	202,344	270,421
Payments on line of credit	(207,262)	(284,510)
Proceeds from issuance of common stock	141	88
Shares withheld for tax payments on vested shares and options exercised	(2,051)	(688)
Net cash (used in) financing activities	(9,483)	(18,795)
Increase in cash and cash equivalents	17,873	1,205
Cash and cash equivalents at beginning of the period	4,761	3,365
Cash and cash equivalents at end of the period	$22,634	$4,570

SUPPLEMENTAL INFORMATION
Interest paid	107	1,470
Interest received	133	—
Cash paid for income taxes, net	7,312	3,273
Capital expenditures in accounts payable	28	260

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED March 31, 2025

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and nine months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2025	2024
Raw materials	$11,989	$14,030
Work in process and finished parts	$2,316	2,654
Finished goods	$72,834	79,893
Total	$87,139	$96,577

3. ASSETS HELD FOR SALE

The Company completed the sale of an ancillary building at the Huntingburg, Indiana facility in the quarter ended March 31, 2025. The Company received proceeds of $0.8 million and recorded a pre-tax gain of $0.7 million related to the sale.

The Company committed to a plan to sell another ancillary building at the Huntingburg, Indiana facility. As of March 31, 2025, the Company is actively marketing the facility in Huntingburg, Indiana. A summary of the assets held for sale is included in the table below as of March 31, 2025.

			Accumulated	Net Book
Location	Asset Category	Cost	Depreciation	Value
(in thousands)
Huntingburg, Indiana	Building & building improvements	$2,981	$(2,615)	$366
	Land & land improvements	25	(25)	—
	Total assets held for sale	$3,006	$(2,640)	$366

4. LEASES

The Company accounts for its leases in accordance with ASC 842, Leases. ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, the remaining balance of lease incentives received, and any impairment. Both the lease ROU asset and lease liability are reduced to zero at the end of the lease term.

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

In July 2022, Flexsteel commenced a 12-year lease for a manufacturing facility in Mexicali, Mexico to support strong demand growth which was elevated due to pandemic-driven buying at that time. Subsequently, U.S. furniture demand reverted to pre-pandemic norms, and the Company’s plan for the facility pivoted to subleasing the space short-term while maintaining the option to utilize it longer term to support growth. While the Company secured multiple short-term sublease tenants at the beginning of the lease term, substantial changes in U.S. trade policy in early 2025 have created significant uncertainty in US-Mexico trade relations, slowed foreign direct investment in Mexico, and greatly diminished tenant interest in subleasing the Mexicali facility. As a result, management concluded that the right of use asset related to this lease is not fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1 million during the quarter ended March 31, 2025.

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$2,495	$2,394	$7,482	$7,202
Variable lease expense	484	518	1,396	1,488
Total lease expense	$2,979	$2,912	$8,878	$8,690

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Nine Months Ended
	March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,381	$7,069

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$594	$1,975

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,119	$797

Weighted-average remaining lease term (in years):
Operating leases	7.4	8.4

Weighted-average discount rate:
Operating leases	4.0%	3.1%

Future minimum lease payments under non-cancelable operating leases were as follows:

March 31, 2025
Remaining payments in FY2025	$2,455
FY2026	9,960
FY2027	10,130
FY2028	9,896
FY2029	8,817
Thereafter	29,094
Total future minimum lease payments	$70,352
Less imputed interest	9,200
Lease liability	$61,152

5. RESTRUCTURING

On February 5, 2024, the Company announced its plan to close its Dublin, Georgia manufacturing facility. The closure was completed in the fourth quarter fiscal year 2024.

As a result of the closure, the Company incurred cumulative restructuring and related costs of $2.6 million as of March 31, 2024.

The following is a summary of restructuring costs:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
One-time employee termination benefits	$—	$2,409	$—	$2,409
Other associated costs	—	218	—	218
Total restructuring and related expenses	$—	$2,627	$—	$2,627
Reported as:
Operating expenses	$—	$2,627	$—	$2,627

One-time employee termination benefits include costs for employee separation benefits.

6. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.72%, on March 31, 2025.

As of March 31, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of March 31, 2025, totaled $0.9 million.

7. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2025, and March 31, 2024, was 24.5% and 32.2%, respectively. The Company's effective tax rate for the nine months ended March 31, 2025 and 2024, was 25.6% and 30.8%, respectively. For the three and nine months ended March 31, 2025, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations. For the three and nine months ended March 31, 2024, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, the impacts associated with uncertain tax positions, and impact of foreign operations.

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

The following table is a summary of total stock-based compensation expenses for the three and nine months ended March 31, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Total stock-based compensation expense	$862	$877	$2,963	$2,722

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

Long-Term Incentive Compensation

The table below sets forth, as of March 31, 2025, the number of unvested PSUs granted at the target performance level for the 2023-2025, 2024-2026, and 2025-2027 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2025, 2026 and 2027, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2025, 2026, and 2027.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2024	97	$17.92	182	$22.07	279	$20.65
Granted	31	31.66	46	31.66	77	31.66
Vested	—	—	—	—	—	—
Forfeited	—	—	(37)	39.07	(37)	39.07
Unvested as of March 31, 2025	128	$21.25	191	$21.09	319	$21.17

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.7 million as of March 31, 2025, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of March 31, 2025, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2024	16	$21.96
Granted	4	31.66
Vested	(1)	20.08
Forfeited	—	20.33
Unvested as of March 31, 2025	19	$24.10

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.2 million as of March 31, 2025, which is expected to be recognized over a weighted-average period of 1.2 years.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2025, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2024	180	$20.01
Granted	—	—
Exercised	(102)	19.49
Cancelled	(12)	35.36
Outstanding at March 31, 2025	66	$18.02

The following table summarizes information for options outstanding at March 31, 2025:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	43	5.1	$10.62
18.30 - 19.72	6	6.2	18.30
21.96 - 27.57	3	3.8	24.49
31.06 - 32.80	6	3.4	32.40
43.09 - 47.45	8	1.6	44.39
$9.97 - 47.45	66	4.6	$18.02

There is no unrecognized stock-based compensation expense related to these options as of March 31, 2025.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of March 31, 2025, with an exercise price of $9.97 and a remaining life of 5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

9. EARNINGS PER SHARE

Basic earnings per share (EPS) of common stock are based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share of common stock include the dilutive effect of potential common shares outstanding. The Company’s potential common shares outstanding are stock options, shares associated with the long-term incentive compensation plans, and non-vested restricted stock units. The Company calculates the dilutive effect of outstanding options and restricted stock units using the treasury stock method. Anti-dilutive options are not included in the computation of diluted EPS when their exercise price is greater than the average closing market price of the common shares. All options and potential shares outstanding are excluded when there is a net loss as the effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Basic shares	5,271	5,154	5,240	5,175
Potential common shares:
Stock options	—	151	103	103
Non-vested restricted stock units and restricted shares	—	143	229	132
Diluted shares	5,271	5,448	5,572	5,410

Anti-dilutive shares	331	12	2	48

Cash dividends declared per common share were $0.17 and $0.51 for the three and nine months ended March 31, 2025, respectively, and were $0.15 and $0.45 for the three and nine months ended March 31, 2024, respectively.

10. COMMITMENTS AND CONTINGENCIES

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

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2025 and 2024. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.8	78.3	78.4	78.9
Gross margin	22.2	21.7	21.6	21.1
Selling, general and administrative expenses	15.0	16.5	15.2	17.1
Restructuring expense	—	2.5	—	0.9
Right-of-use asset impairment	12.4	—	4.3	—
(Gain) on sale of real estate	(0.7)	—	(0.2)	—
(Gain) on disposal of assets held for sale	—	—	(1.5)	—
Operating (loss) income	(4.4)	2.7	3.8	3.1
Interest expense	—	0.3	—	0.5
Interest (income)	(0.1)	—	—	—
(Loss) income before income taxes	(4.3)	2.4	3.8	2.6
Income tax (benefit) provision	(1.1)	0.8	1.0	0.8
Net (loss) income and comprehensive (loss) income	(3.3)%	1.6%	2.8%	1.8%

Results of Operations for the Quarter Ended March 31, 2025 vs. 2024

Net sales were $114.0 million for the quarter ended March 31, 2025, compared to net sales of $107.2 million in the prior year quarter, an increase of 6.3%. The increase was driven by higher sales in home furnishings products sold through retail stores of $10.6 million, or 10.9%, over the prior year quarter led by unit volume increases, freight surcharges, and product mix. Sales of products sold through e-commerce channels decreased by ($3.8) million, or (36.7%), compared to the third quarter of the prior year. Lower sales in the e-commerce channel were driven by softer consumer demand.

Home furnishings backlog was $78.3 million as of the quarter ended March 31, 2025, an increase of 25.8% compared to $61.5 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended March 31, 2025, was 22.2%, compared to 21.7% for the prior year quarter, an increase of 50 basis points (“bps”). The 50-bps increase was primarily due to leverage of fixed costs on higher sales and favorable mix, partially offset by no sub-lease income from our Mexicali facility compared to the prior year period.

Selling, general and administrative (“SG&A”) expenses decreased ($0.6) million to $17.1 million in the third quarter ended March 31, 2025, as compared to $17.7 million in the prior year quarter. As a percentage of net sales, SG&A was 15.0% in the quarter ended March 31, 2025 compared to 16.5% of net sales in the prior year quarter. The 150-bps was due to leverage on higher sales and cost savings, partially offset by investments in growth initiatives for the quarter ended March 31, 2025.

During the quarter, the Company completed the sale of an ancillary building, formerly part of its Huntingburg, IN distribution center complex. The Company received proceeds of $0.8 million and recorded a pre-tax gain of $0.7 million related to the sale. The company also committed to a plan to sell a second ancillary building which is part of the Huntingburg, IN distribution center complex. The

Company has classified $0.4 million of assets associated with the second building as held-for-sale in its balance sheet at March 31, 2025. The Company has adequate distribution capacity to support our growth as we continue to optimize our distribution and logistics network. See Note 3, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

In July 2022, Flexsteel commenced a 12-year lease for a manufacturing facility in Mexicali, Mexico to support strong demand growth which was elevated due to pandemic-driven buying at that time. Subsequently, U.S. furniture demand reverted to pre-pandemic norms, and the Company’s plan for the facility pivoted to subleasing the space short-term while maintaining the option to utilize it longer term to support growth. While the Company secured multiple short-term sublease tenants at the beginning of the lease term, substantial changes in U.S. trade policy in early 2025 have created significant uncertainty in US-Mexico trade relations, slowed foreign direct investment in Mexico, and greatly diminished tenant interest in subleasing the Mexicali facility. As a result, management concluded that the right of use asset related to this lease is not fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1 million during the quarter ended March 31, 2025. See Note 4, Leases, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was ($1.2) million, or an effective rate of 24.5% for the quarter ended March 31, 2025, compared to an income tax expense of $0.9 million, or an effective rate of 32.2% during the quarter ended March 31, 2024. For the quarter ended March 31, 2025, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations.

Net loss was ($3.7) million, or $(0.71) per diluted share for the quarter ended March 31, 2025, compared to net income of $1.8 million, or $0.33 per diluted share in the prior year quarter.

On April 2, 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including 46% on goods imported from Vietnam where the Company sources a significant amount of finished product. A further executive order issued April 9, 2025, paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% tariff while the United States works with its trade partners to negotiate new trade agreements. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause or eliminate the pending tariffs. Should these tariffs be enacted they could have a material impact on our future net sales, cost of goods sold, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated. The Company is assessing options to mitigate any potential impact.

Results of Operations for the nine months ended March 31, 2025 and 2024

Net sales were $326.5 million for the nine months ended March 31, 2025, compared to net sales of $301.9 million in the prior-year nine-month period, an increase of 8.1%. The increase in sales of $24.6 million was driven by a $30.8 million increase related to home furnishing products sold through retailers offset by a decrease of ($6.2) million for home furnishing products sold through e-commerce channels.

Gross margin as a percent of net sales for the nine months ended March 31, 2025, was 21.6%, compared to 21.1% for the prior-year nine-month period, an increase of 50 bps. The 50-bps increase was primarily driven by sales volume leverage and structural cost reduction savings versus the nine months ended March 31, 2024.

Selling, general and administrative expenses decreased ($2.1) million in the nine months ended March 31, 2025, compared to the prior-year nine-month period. SG&A as a percentage of sales was 15.2% in the nine months ended March 31, 2025, compared to the prior-year nine-month period of 17.1%. The 190-bps decrease was primarily due to sales volume leverage and structural cost savings partially offset by investments in growth initiatives for the nine months ended March 31, 2025.

During the nine-month period ended March 31, 2025, the Company completed the sale of its Dublin, Georgia facility which had been previously recorded as held for sale. The Company recorded a pre-tax gain of $5.0 million related to the sale. See Note 3, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in the December 31, 2024 Quarterly Report on Form 10-Q for more information.

During the nine-month period ended March 31, 2025, the Company completed the sale of an ancillary building, formerly part of its Huntingburg, IN distribution center complex. The Company received proceeds of $0.8 million and recorded a pre-tax gain of $0.7 million related to the sale. The company also committed to a plan to sell a second ancillary building which is part of the Huntingburg, IN distribution center complex. The Company has classified $0.4 million of assets associated with the second building as held-for-sale in its balance sheet at March 31, 2025. The Company has adequate distribution capacity to support our growth as we continue to optimize our distribution and logistics network. See Note 3, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information

As described above, the Company determined that the carrying amount of the right of use asset associated with the 12-year lease for a manufacturing facility in Mexicali, Mexico is no longer fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1 million during the nine months ended March 31, 2025. See Note 4, Leases, of the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for more information.

Income tax expense was $3.3 million, or an effective rate of 25.6%, during the nine months ended March 31, 2025, compared to income tax expense of $2.5 million in the prior-year nine-month period, or an effective tax rate of 30.8%. The effective tax rate for the nine months ended March 31, 2025, was primarily impacted by state taxes and the impact of foreign operations.

Net income was $9.5 million, or $1.70 per diluted share for the nine months ended March 31, 2025, compared to net income of $5.6 million, or $1.04 per diluted share in the prior-year nine-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on March 31, 2025, was $103.4 million compared to $95.0 million on June 30, 2024. The $8.4 million increase in working capital was primarily due to an increase in cash of $17.9 million, a decrease in accounts payable of $3.7 million, a decrease in payroll and related liabilities of $2.7 million, and an decrease in other current liabilities of $0.7 million offset by an decrease in inventories of $9.4 million, a decrease in net trade receivables of $5.8 million, and a decrease in assets held for sale of $1.3 million. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $2.7 million during the nine months ended March 31, 2025.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$21,353	$24,361
Net cash provided by (used in) investing activities	6,003	(4,361)
Net cash (used in) financing activities	(9,483)	(18,795)
Increase in cash and cash equivalents	$17,873	$1,205

Net cash provided by operating activities

For the nine months ended March 31, 2025, net cash provided by operating activities was $21.4 million, primarily due to net income of $9.5 million, adjustments for non-cash items including a right-of-use asset impairment of $14.1 million, a pre-tax gain on sale of assets of $5.8 million, deferred income tax of $3.5 million, stock-based compensation of $3.0 million, and depreciation of $2.8 million, as well as changes in operating assets and liabilities including, a decrease in inventory of $9.4 million, and a decrease in trade receivables of $5.8 million, offset by an increase in other assets of $5.6 million, a decrease in accounts payable of $3.7 million, a decrease in accrued liabilities of $3.5 million, an increase in other current assets of $1.3 and a decrease in other long-term liabilities of $0.2 million.

For the nine months ended March 31, 2024, net cash provided by operating activities was $24.4 million, primarily due to a decrease in inventory of $25.5 million, net income of $5.6 million, an increase in accrued liabilities of $1.6 million, an increase in other long-term liabilities of $0.1 million, and adjustments for non-cash items including depreciation of $2.9 million, stock-based compensation of $2.7 million, and deferred income taxes of $0.1 million partially offset by an increase in other assets of $7.6 million, a decrease in accounts payable of $3.0 million, an increase in other current assets of $2.8 million, an increase in trade receivables of $0.6 million and an increase in trade receivables provision of $0.1 million.

Net cash provided by (used in) investing activities

For the nine months ended March 31, 2025, net cash provided by investing activities was $6.0 million due to proceeds from the sales of property, plant and equipment of $7.5 million, and corporate owned life insurance proceeds of $1.2 million, offset by capital expenditures of $2.7 million.

For the nine months ended March 31, 2024, net cash used in investing activities was $4.4 million due to capital expenditures.

Net cash (used in) financing activities

For the nine months ended March 31, 2025, net cash used in financing activities was $9.5 million, due to payments on the line of credit of $207.3 million, dividends paid of $2.7 million, and shares withheld for tax payments on vested shares and options exercised of $2.1 million, partially offset by proceeds from the line of credit of $202.3 million and proceeds from issuance of common stock of $0.1 million.

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

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.72%, on March 31, 2025.

As of March 31, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of March 31, 2025, totaled $0.9 million.

Contractual Obligations

As of March 31, 2025, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

General – Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. As discussed below, management of the Company does not believe that changes in these factors could cause material fluctuations in the Company’s results of operations or cash flows. The ability to import furniture products can be adversely affected by political issues in the countries where suppliers are located, as well as disruptions associated with shipping distances and negotiations with port employees. Other risks related to furniture product importation include government imposition of regulations and/or quotas; duties, taxes or tariffs on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Any of these factors could interrupt supply, increase costs, decrease demand, and decrease earnings.

Foreign Currency Risk – During the quarters ended March 31, 2025 and 2024, the Company did not have sales but did have purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. During the third quarter of fiscal year 2025, we utilized a derivative instrument to reduce our exposure to foreign currency risk from changes in the peso’s exchange rate for this exposure. This instrument expired on

March 31, 2025 without being utilized and the Company does not currently hedge foreign currency risk. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On March 31, 2025, the Company had no outstanding borrowings on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2025.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2025, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

Other than the addition of the following risk factor, there has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Changes in global trade policy and the impact on tariffs may have a material adverse effect on our business and results of operations.

We source certain finished products from external suppliers in foreign countries, primarily Vietnam, and have significant manufacturing operations in Mexico. On April 2, 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam. A further executive order issued April 9, 2025, paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. Although the country specific tariffs and the global 10% baseline tariffs do not apply to our products imported from Mexico, that status could change at any time. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause or eliminate the pending tariffs. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our products. Such conditions could have a material adverse impact on our future net sales, cost of goods sold, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated. The Company is assessing options to mitigate any potential impact.

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

The following table summarizes the activity of the common stock repurchases made during the three months ended March 31, 2025.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plans	Be Purchased
January 1, 2025 to January 31, 2025	—	$—	—	$30,000,000
February 1, 2025 to February 28, 2025	—	—	—	30,000,000
March 1, 2025, to March 31,2025	—	—	—	30,000,000
Three months ended March 31, 2025	—	$—	—	$30,000,000

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 23, 2025	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)