Form 10-K
period 2025-06-30
FLEXSTEEL INDUSTRIES INC
filed 2025-08-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of August 22, 2025	5,275,963

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2024 (which was the last business day of the registrant’s most recently completed second quarter) was $242,376,629.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2025 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2025, the Company operated manufacturing facilities located in Juarez, Mexico. This ongoing manufacturing operation is integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules on a daily basis to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

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

Competition

The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominate the market. The Company competes in markets with a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than the Company. The Company’s products compete based on style, quality, comfort, price, delivery, service and durability. The Company believes its patented, guaranteed-for-life Blue Steel Spring, manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, delivery, service, value and experienced production, sales, marketing and management teams, are some of its competitive advantages.

Seasonality

The Company’s business is not considered seasonal.

Foreign Operations

The Company has minimal export sales. On June 30, 2025, the Company had approximately 30 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of products acquired from overseas suppliers. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. The Company had approximately 1,000 employees located in Mexico on June 30, 2025. The four Mexico facilities total 1,061,000 square feet. As of June 30, 2025, the Company has not begun operations in the Mexicali facility and expects to sublease the facility until such time that demand necessitates the additional capacity. See “Risk Factors” in Item 1A and Note 2 Leases of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2025	June 30, 2024	June 30, 2023
$66,465	$59,543	$49,729

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

Government Regulations

The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2025.

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

It is not common in the furniture industry to obtain a patent for furniture design. If a particular design of a furniture manufacturer is well accepted in the marketplace, it is common for other manufacturers to imitate the same design without recourse by the furniture manufacturer who initially introduced the design. Furniture products are designed by the Company’s own design staff and through the services of third-party designers. New models and designs of furniture, as well as new fabrics, are introduced continuously.

Employees

The Company had approximately 1,400 employees on June 30, 2025, including 7 employees who are covered by collective bargaining agreements. Approximately all of the Company's employees are full-time. Management believes it has good relations with employees.

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

Risks related to our industry:

Changes in global trade policy and the impact on tariffs may have a material adverse effect on our business and results of operations.

We source certain finished products from external suppliers in foreign countries, primarily Vietnam, and have significant manufacturing operations in Mexico. On April 2, 2025, the President of the United States issued an executive order to regulate imports by imposing reciprocal country specific tariffs on multiple nations around the world, including Vietnam. A further executive order issued April 9, 2025, paused the implementation of the country specific tariffs on Vietnam and many other countries for 90 days, maintaining a 10% global baseline tariff, while the United States works with its trade partners to negotiate new trade agreements. On July 31, 2025, a further executive order was issued clarifying certain matters related to tariffs, including a country specific tariff of 20% on goods from Vietnam. Although the country specific tariffs and the global 10% baseline tariffs do not apply to our products imported from Mexico, that status could change at any time. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause or adjust the current tariffs. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. economic conditions and commodity markets, declining consumer confidence, significant inflation or diminished expectations for the economy, and ultimately reduced demand for our products. In addition, tariffs on our imported goods could have a material adverse impact on our future net sales, cost of goods sold, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated as well as our ability to offset or recoup the increased costs.

Inflation and changes in foreign currency may impact our profitability.

Cost inflation including significant increases in ocean container rates, tariffs, raw materials prices, labor rates, and domestic transportation costs have and could continue to impact profitability. Imbalances between supply and demand for these resources may continue to exert upward pressure on costs.

The Company purchases raw materials, component parts, and certain finished goods from foreign external suppliers. Prices for these purchases are primarily negotiated in U.S. dollars on a purchase order basis. A negative shift in the U.S. dollar relative to the local currency of our supplier could result in price increases and negatively impact our cost structure. In addition, our manufactured products are produced in Mexico. The wages of our employees and certain other employee benefit and indirect costs are made in Pesos. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of manufacturing. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings.

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

Enacted tariffs and potential future increases in tariffs on manufactured goods imported from various other countries could adversely affect our business. Inability to reduce acquisition costs or pass-through price increases may have an adverse impact on sales volume, earnings, and liquidity. Similarly, increases in pricing may have an adverse impact on the competitiveness of the Company’s products relative to other furniture manufacturers with less exposure to the tariff and could also lead to adverse impacts on volume, earnings, and liquidity.

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

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals to access a broad audience of consumers and other interested people. Negative commentary regarding the Company or its products may be posted on social media platforms at any time and may have an adverse impact on its reputation, business, or relationships with third parties, including suppliers, customers, investors, and lenders. Consumers value readily available information and often act on such information without further investigation and without regard to its accuracy or context. The harm may be immediate without affording the Company an opportunity for redress or correction.

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

The Company employs information technology systems to support its global business. Security breaches and other disruptions to the Company’s information technology infrastructure could interfere with operations, compromise information belonging to the Company and its customers or suppliers and expose the Company to liability which could adversely impact the Company’s business and reputation. In the ordinary course of business, the Company relies on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. Additionally, the Company collects and stores certain data, including proprietary business information, and may have access to confidential or personal information in certain areas of its businesses that is subject to privacy and security laws, regulations, and customer-imposed controls. While security breaches and other disruptions to the Company’s information technology networks and infrastructure could happen, none have occurred to date that has had a material impact on the Company. Any such events could result in legal claims or proceedings, liability or penalties under privacy laws, disruption in operations, and damage to the Company’s reputation, which could adversely affect the Company’s business.

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

The Company’s participation in a multi-employer pension plan may have exposure under the plan that could extend beyond what its obligations would be with respect to its employees.

The Company participates in, and makes periodic contributions to, one multi-employer pension plan that covers union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to the Company, the present value of actuarially accrued liabilities of the multi-employer pension plan substantially exceeds the value of the assets held in trust to pay benefits. As a result of the Company’s participation, it could experience greater volatility in the overall pension funding obligations. The Company’s obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 13 Benefit and Retirement Plans of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

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

At June 30, 2025, we had $36.2 million in property, plant and equipment and $41.5 million in right of use assets associated with leased facilities. These long-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. During the quarter ended March 31, 2025 the Company determined that the right of use asset related to our leased Mexicali, Mexico facility was not fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1 million due to substantial changes in U.S. trade policy in early 2025 that created significant uncertainty in US-Mexico trade relations, slowed foreign direct investment in Mexico, and greatly diminished tenant interest in subleasing the Mexicali facility. If capacity requirements do not necessitate the utilization of our leased Mexicali facility and we are unsuccessful at subleasing the facility in the future, the remaining carrying amount of the right of use asset associated with that lease may not be recoverable. A write-down of all or a portion of the remaining value of the Mexicali right of use asset could have a material impact on our earnings in the period of impairment. At June 30, 2025 the Company does not believe any further impairment indicators exist, but impairment assessment involves the use of considerable judgement and any change in future market or economic conditions could cause actual results to differ from estimates.

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

We generally grant payment terms between 10 and 60 days to customers, often without requiring collateral. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. In the event of negative economic events such as economic recession or significant decline in consumer demand, supply chain disruptions, weather events or natural disasters, public health events or other unforeseen issues with negative economic impact to our customers, which have occurred in the past, we may not be able to collect amounts owed to us. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should customers experience liquidity issues beyond what we anticipate, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity. In addition, we have receivables for recoverable value added tax paid under such regimes in foreign jurisdictions, primarily Mexico. The collection of these amounts are subject to approval by foreign governmental agencies who evaluate the claims. Any actions taken by those agencies to delay, limit or deny the amounts submitted or retroactive changes in legislation surrounding these regimes may impact our ability to recover these amounts.

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

Item 2. Properties

The Company owns the following facilities as of June 30, 2025:

	Approximate
Location	Size (square feet)	Principal Operations
Edgerton, Kansas	500,000	Distribution
Huntingburg, Indiana	337,000	Distribution
Dubuque, Iowa	40,000	Corporate Office

The Company leases the following facilities as of June 30, 2025:

	Approximate
Location	Size (square feet)	Principal Operations
Mexicali, Mexico	508,000	Manufacturing
Greencastle, Pennsylvania	206,000	Distribution
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	197,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
High Point, North Carolina	54,000	Showroom
El Paso, Texas	38,000	Warehouse
High Point, North Carolina	11,000	Design & Engineering Center
Las Vegas, NV	10,000	Showroom
Shenzhen, China	2,000	Office
Bangkok, Thailand	1,500	Office
Binh Duong, Vietnam	1,000	Office

See Note 2 Leases of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Item 3. Legal Proceedings

See Note 14 Commitments and Contingencies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

Holders of Record

The Company had 187 registered holders of common stock and estimates there were approximately 3,000 beneficial holders of common stock of the Company as of June 30, 2025. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On December 11, 2024, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock.

The following table details shares repurchased by the Company during the three months ended June 30, 2025.

	Total Number	Average	Total Number	Approximate Dollar Value
	of Shares	Price Paid	of Shares Purchased	of Shares that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
April 1, 2025, to April 30, 2025	—	$—	—	$30,000,000
May 1, 2025, to May 31, 2025	—	—	—	30,000,000
June 1, 2025, to June 30, 2025	—	—	—	30,000,000
As of June 30, 2025	—	$—	—	$30,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2025, 2024, and 2023. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.8	78.9	82.0
Gross margin	22.2	21.1	18.0
Selling, general and administrative expenses	15.1	17.1	16.0
Restructuring expense	—	0.7	—
Right-of-use asset impairment	3.2	—	—
(Gain) on sale of real estate	(0.2)	—	—
(Gain) on disposal of assets held for sale	(2.0)	(0.8)	—
Environmental remediation	—	—	(0.7)
Other expense	—	—	0.1
Operating income	6.0	4.1	2.7
Interest income	0.1	0.0	0.0
Interest (expense)	(0.0)	(0.4)	(0.3)
Income before income taxes	6.1	3.8	2.3
Income tax provision (benefit)	1.5	1.2	(1.4)
Net income and comprehensive income	4.6%	2.6%	3.8%

Fiscal 2025 Compared to Fiscal 2024

Net sales were $441.1 million for the year ended June 30, 2025, compared to net sales of $412.8 million in the prior year, an increase of $28.3 million or 6.9%. The increase in sales was primarily driven by unit volume in our soft seating products, offset by a decline in our homestyles ready-to-assemble product line.

Gross margin for the year ended June 30, 2025, was 22.2%, compared to 21.1% for the prior fiscal year, an increase of 110 basis points (“bps”). The 110-bps increase was primarily driven by fixed cost leverage on higher sales, supply chain cost savings, and product portfolio management.

Selling, general, and administrative (“SG&A”) expenses decreased by $3.7 million in the year ended June 30, 2025, compared to the prior fiscal year. As a percentage of net sales, SG&A expense was 15.1% in fiscal year 2025 compared to 17.1% of net sales in the prior fiscal year. The decrease of 200-bps is primarily due to fixed cost leverage on higher sales volume and structural cost savings partially offset by investments in growth initiatives. The prior year SG&A expense also included a $1.5 million expense due to CEO transition costs associated with the revaluation of previously awarded equity awards which did not recur in the current year.

In July 2022, Flexsteel commenced a 12-year lease for a manufacturing facility in Mexicali, Mexico to support strong demand growth which was elevated due to pandemic-driven buying at that time. Subsequently, U.S. furniture demand reverted to pre-pandemic norms, and the Company’s plan for the facility pivoted to subleasing the space short-term while maintaining the option to utilize it longer term to support growth. While the Company secured multiple short-term sublease tenants at the beginning of the lease term, substantial changes in U.S. trade policy in early 2025 created significant uncertainty in US-Mexico trade relations, slowed foreign direct investment in Mexico, and greatly diminished tenant interest in subleasing the Mexicali facility. As a result, management concluded that the right of use asset related to this lease was not fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1 million during the quarter ended March 31, 2025. See Note 2, Leases, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2025, the Company completed the sale of its Dublin, Georgia facility which had been previously recorded as held for sale. The Company recorded a pre-tax gain of $5.0 million related to the sale. See Note 6, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

During the year ended June 30, 2025, the Company completed the sale of 2 separate ancillary buildings, formerly part of its Huntingburg, Indiana distribution center complex. The Company received proceeds of $0.8 million and recorded a pre-tax gain of $0.7 million related to the first sale. The Company received proceeds of $4.0 million and recorded a pre-tax gain of $3.7 million related to the second sale. The Company has adequate distribution capacity to support our growth as we continue to optimize our distribution and logistics network. See Note 6, Assets Held For Sale, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Income tax expense was $6.8 million, or an effective rate of 25.3%, for the year ended June 30, 2025, compared to income tax expense of $5.0 million in the prior year, or an effective tax rate of 32.3%. The current year effective tax rate was primarily impacted by the effect of state and foreign taxes, offset by a research & development credit benefit. The prior year tax rate was impacted by the effect of state taxes, nondeductible stock compensation, and foreign taxes, offset by a research & development credit benefit. See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Net income was $20.2 million, or $3.55 per diluted share for the year ended June 30, 2025, compared to net income of $5.5 million, or $1.91 per diluted share in the prior year.

On July 31, 2025, the President of the United States issued an executive order intended to clarify certain matters related to previously issued executive orders on tariffs. This executive order included, among other things, a country specific tariff of 20% on goods imported from Vietnam. The current situation is dynamic, and it is unknown if the United States and its trade partners will reach an agreement to further pause or adjust the current tariffs. Depending on our ability to mitigate these tariffs, they could have a material impact on our future net sales, cost of goods sold, profit and cash flow. The ultimate effect will be dependent on the magnitude and duration of the tariffs and the countries implicated as well as our ability to successfully mitigate the potential impact. The Company is assessing options to mitigate any potential impact, which includes supply chain adjustments, negotiating concessions with current suppliers, and pricing actions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a number of provisions which impact the United States tax code. These regulations impacting the tax code have multiple effective dates ranging from fiscal years beginning January 1, 2025, to fiscal years beginning January 1, 2027. The Company has not adjusted its provision for income tax or measurement of deferred tax assets as of June 30, 2025, based on the changes that may be triggered by the OBBBA due to the law being signed on July 4, 2025. The Company is currently assessing the impact of the OBBBA but does not expect it to have a material impact on our future financial position and results of operations.

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

Gross margin as a percent of net sales for the year ended June 30, 2024, was 21.1%, compared to 18.0% for the prior fiscal year, an increase of 310-bps. The 310-bps increase was primarily driven by an increase of 240-bps primarily related to cost savings initiatives for materials, labor, and logistics, product portfolio management and disciplined promotional pricing and a 70-bps improvement on volume leverage of fixed cost structure.

SG&A expenses increased by $7.6 million in the year ended June 30, 2024, compared to the prior fiscal year. As a percentage of net sales, SG&A expense was 17.1% in fiscal year 2024 compared to 16.0% of net sales in the prior fiscal year. The increase of 110-bps is primarily due to an increase of 40-bps due to CEO transition costs associated with the revaluation of previously awarded equity awards, an increase of 40-bps due to higher incentive compensation, and an increase of 30-bps driven by investments in growth initiatives partially offset by cost leverage on higher sales volume.

There was $3.0 million in restructuring expenses recorded in the year ended June 30, 2024, associated with the previously announced closure of the Dublin, Georgia manufacturing facility. The $3.0 million primarily consists of $2.6 million in one-time employee termination benefits and other associated costs. All charges related to the restructuring activities were completed in fiscal year 2024. There were no restructuring expenses incurred in the prior fiscal year. See Note 5, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

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

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on June 30, 2025, was $110.4 million compared to $95.0 million on June 30, 2024. The $15.4 million increase in working capital is primarily due to an increase in cash of $35.2 million offset by a decrease of $9.0 million of trade receivables, a decrease of $7.4 million in inventory, an increase in sales & advertising related accruals of $2.0 million and a decrease of $1.7 million in assets held for sale. Capital expenditures were $3.3 million for the fiscal year ended June 30, 2025.

A summary of operating, investing, and financing cash flow is shown in the following table:

	For the years ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$36,979	$31,883
Net cash provided by (used in) investing activities	9,432	(593)
Net cash (used in) financing activities	(11,166)	(29,894)
Increase in cash and cash equivalents	$35,245	$1,396

Net cash provided by operating activities

For the year ended June 30, 2025, cash provided by operating activities was $37.0 million, which primarily consisted of net income of $20.2 million, adjusted for non-cash items including an impairment of our Mexicali facility right-of-use asset of $14.1 million, stock-based compensation expense of $3.9 million, and depreciation expense of $3.7 million, offset by gain on disposition of property, plant and equipment of $9.5 million, $3.8 million in deferred income tax benefit, and accounts receivable allowance benefit of $0.2 million. Net cash provided by operating assets and liabilities was $8.7 million and was primarily due to a decrease in trade receivables of $9.3 million and a decrease in inventory of $7.4 million due to inventory optimization initiatives, offset by an increase in other assets of $7.6 million primarily related to our receivable for recoverable VAT paid in Mexico.

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

Net cash provided by (used in) investing activities

For the year ended June 30, 2025, net cash provided by investing activities was $9.4 million, primarily due to proceeds of $11.6 million from the sales of property, plant and equipment, and corporate owned life insurance proceeds of $1.2 million, offset by capital expenditures of $3.3 million partially.

For the year ended June 30, 2024, net cash used in investing activities was $0.6 million, primarily due to capital expenditures of $4.8 million partially offset by proceeds of $4.2 million from the sale of capital assets

Net cash (used in) financing activities

For the year ended June 30, 2025, net cash used in financing activities was $11.2 million, primarily due to proceeds from lines of credit of $202.3 million, offset by payments on lines of credit of $207.3 million, dividends paid of $3.6 million, and $2.8 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

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

Financing Arrangements

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

On April 18, 2022, the Company entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term "Payment Conditions" and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 5.76% on June 30, 2025.

On June 3, 2025, the Company entered into a third amendment to its Credit Agreement ("Third Amendment to the Credit Agreement") with Wells Fargo Bank, NA. The amendment reduced the maximum revolving line of credit amount to $55 million and modified certain definitions in the Credit Agreement which include dollar figures derived from the maximum revolver amount. The reduction in the maximum revolving line of credit amount was initiated by the Company to better align with current and projected borrowing availability under the terms of the Credit Agreement.

As of June 30, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2025, totaled $0.9 million.

See Note 9 Credit Arrangements of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations on June 30, 2025, and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$67,976	$10,003	$20,062	$17,511	$20,400
Warehouse management obligation	1,735	1,388	347	—	—

Outlook

Our focus for fiscal 2026 will be to remain financially agile with strong liquidity, continue building our foundation for profitable long-term growth in both retail and e-commerce sales channels, build global supply chain resiliency, continue focusing on operational excellence, strengthen digital capabilities, re-imagine the customer experience, and build strong culture and talent.

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

Inventories – We value inventory at the lower of cost or net realizable value. Cost of manufactured inventory includes materials, labor and overhead. In addition, finished goods inventory includes capitalized freight, import duties, and warehousing costs. Our inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Valuation of Long-Lived Assets – We periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For long-lived assets, including right-of-use lease assets, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over estimated fair value less cost to sell. We recorded $14.1 million of impairments in the fiscal year 2025 related to our Mexicali facility lease right-of-use asset. See Note 2, Leases, for the Company’s lease disclosures. No impairments were recorded in fiscal years 2024 and 2023.

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

At June 30, 2025, the Company determined that based on the weight of available evidence, we will be able to recover our deferred tax assets. The realization of our deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income, including but not limited to any future restructuring activities may require that we establish a valuation allowance against our deferred tax assets. Establishing a valuation allowance or an increase in the valuation allowance could result in additional income tax expense in such a period and could have a significant impact on our future earnings. Refer to Note 10 Income Taxes of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

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

Foreign Currency Risk – During fiscal years 2025, 2024, and 2023, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. During the third quarter of fiscal year 2025, we utilized a derivative instrument to reduce our exposure to foreign currency risk from changes in the peso’s exchange rate for this exposure. This instrument expired on March 31, 2025, without being utilized and the Company does not currently hedge foreign currency risk. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On June 30, 2025, the Company had no outstanding balance on its line of credit.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has inventories of $89.1 million as of June 30, 2025. The Company records inventories at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized. Markdowns establish a new cost basis for the Company’s inventories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

Mexicali Right-of-Use Asset Impairment — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. Events that result in an impairment review may include a significant decrease in the operating performance of the long-lived asset, or the decision to close a manufacturing facility, or distribution center. If it is determined estimated fair value, less cost to sell, is less than the carrying value, the asset is written down to its fair value. In the third quarter of fiscal year 2025, indicators arose that the right-of-use asset assigned to the Company’s manufacturing facility in Mexicali, Mexico may not be fully recoverable. As a result of management’s analysis, management concluded that the right-of-use asset related to this lease is not fully recoverable and recorded a $14.1 million impairment in fiscal year 2025.

We identified the Mexicali Right-of-Use Asset Impairment as a critical audit matter because the impairment assessment involves significant judgment due to the estimation of future cash flows and fair values. Key assumptions, sublease rental income per square foot and discount rate, are influenced by economic conditions and are inherently subjective. Because of the materiality of the impairment and the complexity of the assumptions, auditing management’s estimates of estimated fair value required subjective auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the sublease rental income per square foot and selection of discount rate, among others:

•
We tested the effectiveness of controls over management’s valuation, including those over the sublease rental income per square foot and selection of discount rate.
•
We inquired of management regarding the viability of subleasing the manufacturing facility and appropriate sublease rental income per square foot.
•
We evaluated the reasonableness of management’s plan to sublease the Mexicali, Mexico manufacturing facility through:
o
Inspection of internal communications between management and the Board of Directors
o
Inspection of historical subleasing agreements between the Company and tenants.
•
We evaluated the methods and inputs used by management to determine the fair value of the lease right-of-use asset, as well as evaluated management's analysis to assess the sensitivity of sublease rental income per square foot and discount rate.

•
With the assistance of fair value specialists, we evaluated the reasonableness of the sublease rental income per square foot by:
o
Testing the source information underlying the determination of sublease rental income per square foot and testing the mathematical accuracy of the information
o
Comparing sublease rental income per square foot to market data
o
Developing ranges of independent estimates and comparing those to the sublease rental income per square foot selected by management.
•
With the assistance of fair value specialists, we evaluated the reasonableness of the discount rate by:
o
Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the information
o
Comparing the discount rate to market data
o
Developing ranges of independent estimates and comparing those to the discount rate selected by management
o
Evaluating the application of the discount rate on the anticipated future cash flows and recalculating the net present value.

/s/ Deloitte & Touche LLP

Minneapolis, MN
August 22, 2025

We have served as the Company’s auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 22, 2025, expressed an unqualified opinion on those financial statements.

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
August 22, 2025

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,006	$4,761
Trade receivables - less allowances: 2025, $1,790; 2024, $2,440	35,229	44,238
Inventories	89,135	96,577
Other	8,002	8,098
Assets held for sale	—	1,707
Total current assets	172,372	155,381
NONCURRENT ASSETS:
Property, plant and equipment, net	36,212	36,709
Operating lease right-of-use assets	41,545	61,439
Deferred income taxes	12,444	8,607
Other assets	19,913	12,326
TOTAL	$282,486	$274,462

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$25,617	$25,830
Current portion of operating lease liabilities	7,809	7,517
Accrued liabilities:
Payroll and related items	11,260	12,059
Insurance	1,950	1,900
Sales and advertising related items	8,061	6,073
Other	7,317	7,027
Total current liabilities	62,014	60,406
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	51,561	58,076
Line of credit	—	4,822
Other liabilities	1,049	791
Total liabilities	114,624	124,095
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,514 shares issued and 5,307 shares outstanding as of June 30, 2025, and 8,407 shares issued and 5,200 shares outstanding as of June 30, 2024	8,514	8,407
Additional paid-in capital	40,644	39,573
Treasury stock, at cost; 3,207 shares as of June 30, 2025 and 2024, respectively	(71,731)	(71,731)
Retained earnings	190,435	174,118
Accumulated other comprehensive income	—	—
Total shareholders' equity	167,862	150,367
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$282,486	$274,462

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2025	2024	2023
Net sales	$441,073	$412,752	$393,692
Cost of goods sold	343,129	325,508	322,745
Gross profit	97,944	87,244	70,947
Selling, general and administrative expenses	66,696	70,444	62,846
Restructuring expense	—	2,982	—
Right-of-use asset impairment	14,079	—	—
(Gain) on sale of real estate	(753)	—	—
(Gain) on disposal of assets held for sale	(8,693)	(3,262)	—
Environmental remediation	—	—	(2,788)
Other expense	—	—	347
Operating income	26,615	17,080	10,542
Other income (expense):
Interest income	421	20	18
Interest (expense)	(70)	(1,550)	(1,341)
Total other income (expense)	351	(1,530)	(1,323)
Income before income taxes	26,966	15,550	9,219
Income tax provision (benefit)	6,812	5,022	(5,559)
Net income and comprehensive income	$20,154	$10,528	$14,778
Weighted average number of common shares outstanding:
Basic	5,249	5,170	5,225
Diluted	5,678	5,519	5,385
Earnings per share of common stock
Basic	$3.84	$2.04	$2.83
Diluted	$3.55	$1.91	$2.74

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par
	Value of
	Common		Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2022	$8,190	$34,467	$(66,372)	$155,275	$131,560
Issuance of common stock:
Stock-based compensation	34	3,157	—	—	3,191
Vesting of restricted stock units and restricted shares	68	(1,019)			(951)
Treasury stock purchases	—	—	(3,700)	—	(3,700)
Cash dividends declared	—	—	—	(3,257)	(3,257)
Net income	—	—	—	14,778	14,778
Balance at June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Issuance of common stock:
Stock-based compensation	24	4,622	—	—	4,646
Vesting of restricted stock units and restricted shares	88	(1,739)	—	—	(1,651)
Stock options exercised, net	3	85	—	—	88
Treasury stock purchases	—	—	(1,659)	—	(1,659)
Cash dividends declared	—	—	—	(3,206)	(3,206)
Net income	—	—	—	10,528	10,528
Balance at June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Issuance of common stock:
Stock-based compensation	14	3,855	—	—	3,869
Vesting of restricted stock units and restricted shares	29	(823)	—	—	(794)
Stock options exercised, net	64	(1,961)	—	—	(1,897)
Cash dividends declared	—	—	—	(3,837)	(3,837)
Net income	—	—	—	20,154	20,154
Balance at June 30, 2025	8,514	40,644	(71,731)	190,435	167,862

Cash dividends declared per common share were $0.71, $0.60, and $0.60 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$20,154	$10,528	$14,778
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,654	3,997	4,572
Deferred income taxes	(3,837)	(1,454)	(7,154)
Stock-based compensation expense	3,869	4,647	3,191
Change in provision for losses on accounts receivable	(244)	(160)	(380)
Right-of-use asset impairment	14,079	—	—
(Gain) on disposition of property, plant and equipment	(9,446)	(2,839)	(313)
Changes in operating assets and liabilities:
Trade receivables	9,253	(5,910)	3,318
Inventories	7,441	25,499	19,136
Other current assets	(962)	(1,681)	(1,467)
Other assets	(7,586)	(6,518)	(3,865)
Accounts payable - trade	(579)	1,373	(7,320)
Accrued liabilities	830	4,177	(1,270)
Other long-term liabilities	353	224	(237)
Net cash provided by operating activities	36,979	31,883	22,989
INVESTING ACTIVITIES:
Proceeds from sale of investments	1,155	—	—
Proceeds from sales of property, plant and equipment	11,535	4,179	340
Capital expenditures	(3,258)	(4,772)	(4,790)
Net cash provided by (used in) investing activities	9,432	(593)	(4,450)
FINANCING ACTIVITIES:
Dividends paid	(3,556)	(3,219)	(3,241)
Treasury stock purchases	—	(1,659)	(3,700)
Proceeds from lines of credit	202,344	367,818	363,805
Payments on lines of credit	(207,262)	(391,270)	(373,271)
Proceeds from issuance of common stock	141	88	—
Shares withheld for tax payments on vested shares and options exercised	(2,833)	(1,652)	(951)
Net cash (used in) financing activities	(11,166)	(29,894)	(17,358)
Increase in cash and cash equivalents	35,245	1,396	1,181
Cash and cash equivalents at beginning of year	4,761	3,365	2,184
Cash and cash equivalents at end of year	$40,006	$4,761	$3,365

SUPPLEMENTAL INFORMATION
Interest paid	107	1,694	1,069
Interest received	421	—	—
Cash paid for income taxes, net	9,397	4,296	4,104
Capital expenditures in accounts payable	390	23	311

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

INVENTORIES – Inventories are stated at the lower of cost or net realizable value utilizing the first‑in - first‑out (“FIFO”) method. Cost of manufactured inventory includes materials, labor and overhead. In addition, finished goods inventory includes capitalized freight, import duties, and warehousing costs. Our inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

PROPERTY, PLANT AND EQUIPMENT – Property, plant and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

VALUATION OF LONG–LIVED ASSETS – The Company periodically reviews the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For long-lived assets, including right-of-use lease assets, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over estimated fair value less cost to sell.

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

LEASES – The Company accounts for its leases in accordance with ASC 842, Leases. ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments, on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. See Note 2, Leases, for the Company’s lease disclosures.

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

The Company’s revenues result from the sale of goods and reflect the consideration to which the Company expects to be entitled. Revenue is reduced by appropriate allowances, estimated returns, price concessions, or similar adjustments as applicable. The Company records revenue based on a five-step model in accordance with ASC 606, Revenue from Contracts with Customers. For its customer contracts, typically purchase orders, the Company identifies the performance obligations (goods), determines the transaction price, allocates the contract transaction price to the performance obligations, and recognizes the revenue when the performance obligation is transferred to the customer. A good is transferred when the customer obtains control of that good and risk of loss transfers at a point in time.

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

Occasionally, the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. As of June 30, 2025, the Company had $0.25 million of customer deposits. As of June 30, 2024, the Company had $0.14 million of customer deposits.

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

ADVERTISING COSTS – are charged to selling, general and administrative expenses in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $3.4 million, $5.9 million, and $5.1 million in fiscal years 2025, 2024, and 2023, respectively.

DESIGN, RESEARCH, AND DEVELOPMENT COSTS – are charged to selling, general and administrative expenses in the periods incurred. Expenditures for design, research, and development costs were approximately $2.1 million, $2.1 million, and $2.1 million in fiscal years 2025, 2024, and 2023, respectively.

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

	June 30,
(in thousands)	2025	2024	2023
Basic shares	5,249	5,170	5,225

Potential common shares:
Stock options	100	117	62
Long-term incentive plan	329	232	98

Diluted shares	5,678	5,519	5,385

Anti-dilutive shares	6	37	161

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

SEGMENT REPORTING – The Company operates as one operating segment and one reportable segment, furniture products. The Company’s operations involve the distribution of manufactured and imported furniture for the residential market. The Company’s furniture products are sold primarily throughout the United States by the Company’s internal sales force and various independent representatives. The Company has minimal export sales, primarily to Canada or Mexico. No single customer accounted for more than 10% of net sales. See Note 12, Segment Information.

TREASURY STOCK – Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. As of June 30, 2025, the Company has purchased a total of 3,207,158 shares at a cost of $71.7 million under approved share repurchase programs and has $30 million remaining in the share repurchase program approved in December 2024.

RECENT ACCOUNTING STANDARDS PENDING ADOPTION – In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the disclosure impacts of this ASU on its consolidated financial statements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023 09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. This ASU will become effective for us for the annual period beginning in fiscal year 2026, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures, but do not expect this guidance will have a material impact on our financial position and results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires business entities to enhance segment disclosures about significant segment expenses and disclose the position and title of the chief operating decision maker. The ASU also requires that a public entity with a single reportable segment, like the Company, provide all of the disclosures required as part of ASU 2023-07 and all existing disclosures required by Topic 280. The ASU was adopted July 1, 2024, and has been applied retrospectively to all prior periods presented. The adoption did not have an impact on the Company’s consolidated balance sheets or results of operations. See Note 12, Segment Information.

2. LEASES

The Company accounts for its leases in accordance with ASU 842, Leases. ASC 842 requires lessees to (i) recognize a right-of-use asset (“ROU asset”) and a lease liability that is measured at the present value of the remaining lease payments on the Consolidated Balance Sheets, (ii) recognize a single lease cost, calculated over the lease term on a straight-line basis and (iii) classify lease-related cash payments within operating and financing activities. The Company made an accounting policy election to not recognize short-term leases on the Consolidated Balance Sheets and all non-lease components, such as common area maintenance, were excluded. At any given time during the lease term, the lease liability represents the present value of the remaining lease payments, and the ROU asset is measured as the amount of the lease liability, adjusted for pre-paid rent, unamortized initial direct costs, the remaining balance of lease incentives received, and any impairment. Both the lease ROU asset and lease liability are reduced to zero at the end of the lease term.

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

In July 2022, Flexsteel commenced a 12-year lease for a manufacturing facility in Mexicali, Mexico to support strong demand growth which was elevated due to pandemic-driven buying at that time. Subsequently, U.S. furniture demand reverted to pre-pandemic norms, and the Company’s plan for the facility pivoted to subleasing the space short-term while maintaining the option to utilize it longer term to support growth. While the Company secured multiple short-term sublease tenants at the beginning of the lease term, substantial changes in U.S. trade policy in early 2025 created significant uncertainty in US-Mexico trade relations, slowed foreign direct investment in Mexico, and greatly diminished tenant interest in subleasing the Mexicali facility. As a result, management concluded that the right of use asset related to this lease was not fully recoverable and recorded a pre-tax, non-cash asset impairment charge of $14.1 million during the quarter ended March 31, 2025. The fair value of the right of use asset on March 31, 2025, was estimated under the income approach using a discounted cash flow technique, including assumptions for future sublease rental income and an appropriate discount rate. This technique involves estimates and uncertainties and actual results could differ. The impairment charge is included within operating income in the Consolidated Statements of Income and Comprehensive Income under right-of-use asset impairment. The remaining carrying value of the ROU asset related to the Mexicali lease was $13.5 million at June 30, 2025.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2025	June 30, 2024
Operating lease expense	$8,643	$9,772
Variable lease expense	1,661	1,853
Total lease expense	$10,304	$11,625

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

Fiscal year	June 30, 2025	June 30, 2024
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,698	$9,502

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$594	$2,744

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$4,119	$797

Weighted-average remaining lease term (in years):
Operating leases	7.2	8.2

Weighted-average discount rate:
Operating leases	4.0%	3.1%

Fiscal year		June 30, 2025
(in thousands)
Payments in FY2026		$10,003
FY2027		10,166
FY2028		9,896
FY2029		8,817
FY2030		8,694
Thereafter		20,400
Total future minimum lease payments		$67,976
Less imputed interest		8,606
Lease liability		$59,370

3. INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2025	2024
Raw materials	$11,114	$14,030
Work in process and finished parts	$2,632	2,654
Finished goods	$75,389	79,893
Total	$89,135	$96,577

4. PROPERTY, PLANT AND EQUIPMENT

A comparison of property, plant and equipment is as follows:

	Estimated	June 30,
(in thousands)	Life (Years)	2025	2024
Land		$3,175	$3,226
Buildings and improvements	5-39	38,455	41,968
Machinery and equipment	3-7	20,281	20,864
Delivery equipment	3-5	2,241	2,570
Furniture and fixtures	3-7	3,248	3,226
Computer software and hardware	3-7	10,118	10,033
Construction in progress		3,301	1,439
Total		80,819	83,326
Less accumulated depreciation		(44,607)	(46,617)
Net		$36,212	$36,709

The Company recognized no impairment charges for fiscal years 2025, 2024, and 2023.

5. RESTRUCTURING

Manufacturing Network Optimization

On February 5, 2024, the Company announced its plan to close its Dublin, Georgia manufacturing facility. The closure was completed in the fourth quarter of fiscal year 2024. As a result of the closure the Company incurred cumulative restructuring expense and related costs of $3.0 million as of June 30, 2024. See Note 6, Assets Held For Sale for more information.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2025	2024	2023
One-time employee termination benefits	—	2,558	—
Fixed asset impairments	—	74	—
Other associated costs	—	350	—
Total restructuring and related expenses	$—	$2,982	$—
Reported as:
Operating expenses	$—	$2,982	$—

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

All expenses related to the manufacturing network optimization restructuring plan were incurred and paid during the year ended June 30, 2024.

The roll forward of the accrued restructuring costs is as follows, for the years ended June 30, 2025, 2024, and 2023:

One-time
	Employee	Fixed Asset	Other
	Termination	Impairment	Associated
(in thousands)	Benefits	Costs	Costs	Total
Accrual balance at June 30, 2023	$—	$—	$—	$—
Costs incurred	2,558	74	350	2,982
Expenses paid	(2,558)	(74)	(350)	(2,982)
Accrual balance at June 30, 2024	$—	$—	$—	$—
Costs incurred	—	—	—	—
Expenses paid	—	—	—	—
Accrual balance at June 30, 2025	$—	$—	$—	$—

6. ASSETS HELD FOR SALE

During fiscal year 2024, the Company committed to a restructuring plan to sell the Company's Dublin, Georgia location. As of December 31, 2024, the Company completed the sale and received proceeds of $6.7 million and recorded a pre-tax gain of $5.0 million.

During the quarter ended March 31, 2025, the Company completed the sale of an ancillary building which was formerly part of the Company's Huntingburg, Indiana distribution center complex. The Company received proceeds of $0.8 million and recorded a pre-tax gain of $0.7 million related to the sale.

During fiscal year 2025, the Company committed to a plan to sell a second ancillary building at the Huntingburg, Indiana distribution center complex. This property was recorded as held for sale at the quarter ended March 31, 2025, and the Company completed the sale during the quarter ended June 30, 2025. The Company received proceeds of $4.0 million and recorded a pre-tax gain of $3.7 million related to the sale.

There are no assets held for sale as of June 30, 2025.

7. OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2025	2024
VAT receivable	19,041	11,447
Other	872	879
Total	$19,913	$12,326

8. ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2025	2024
Dividends	$1,255	$973
Warranty	915	1,017
Income taxes	1,345	362
Other	3,802	4,675
Total	$7,317	$7,027

9. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of June 30, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term "Payment Conditions" and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”).

Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 5.76% on June 30, 2025.

On June 3, 2025, the Company entered into a third amendment to its Credit Agreement ("Third Amendment to the Credit Agreement") with Wells Fargo Bank, NA. The amendment reduced the maximum revolving line of credit amount to $55 million and modified certain definitions in the Credit Agreement which include dollar figures derived from the maximum revolver amount. The reduction in the maximum revolving line of credit amount was initiated by the Company to better align with current and projected borrowing availability under the terms of the Credit Agreement.

As of June 30, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2025, totaled $0.9 million.

10. INCOME TAXES

The Company recognizes deferred tax assets to the extent that they believe the assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. As of June 30, 2023, it was determined the Company had reached a more-likely-than-not position that the Company will realize the entirety of its deferred tax assets. Therefore, the Company reversed the previously recorded valuation allowance against the federal and state deferred tax assets recorded as of June 30, 2022, of $9.8 million.

Income tax expense was calculated based upon the following components of income before income taxes for the years ended June 30:

(in thousands)	2025	2024	2023
United States	$24,028	$15,348	$6,680
Outside the United States	2,938	202	2,539
Income before income taxes	$26,966	$15,550	$9,219

The income tax (provision) benefit is as follows for the years ended June 30:

(in thousands)	2025	2024	2023
Federal - current	$(7,847)	$(4,708)	$(799)
State and other - current	(2,802)	(1,768)	(796)
Deferred	3,837	1,454	7,154
Total	$(6,812)	$(5,022)	$5,559

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate is as follows for the years ended June 30:

	2025	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal effect	3.5	4.7	5.2
Foreign rate differential	0.9	2.1	2.8
Uncertain tax positions	0.6	1.1	(2.1)
Stock based compensation	(4.1)	(1.1)	(0.5)
Section 162(m)	4.0	4.2	2.5
Foreign adjustments	(0.2)	1.7	(0.1)
Expired state credits	—	0.6	17
Research & development credit	(2.0)	(4.8)	—
Remeasurement of deferred tax assets and valuation allowance	(0.1)	0.3	(106.7)
State rate change and other state items	1.0	2.1	(0.5)
Other	0.6	0.4	1.0
Effective tax rate	25.2%	32.3%	(60.3)%

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2025	2024
Gross unrecognized tax benefits	$777	$607
Accrued interest and penalties	210	172
Gross liabilities related to unrecognized tax benefits	$987	$779
Deferred tax assets	186	84
Valuation allowance	—	—
Net deferred tax assets	$186	$84

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2025	2024	2023
Balance at July 1	$607	$424	$604
Reductions for tax positions of the prior year	—	—	—
Additions based on tax positions related to the current year	314	183	10
Lapse of statute of limitations	(154)	—	(190)
Addition for tax positions of the prior year	9	—	—
Balance at June 30	$777	$607	$424

The Company records interest expense and penalties related to income taxes as income tax expense in the consolidated statements of income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2025, and 2024 that if recognized, would affect the effective tax rate was $0.6 million and $0.4 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2025	2024
Accounts receivable	$432	$602
Inventory	2,257	1,995
Self-insurance	31	22
Payroll and related	1,402	1,001
Accrued liabilities	524	668
Property, plant, and equipment	473	1,100
Investment tax credit	134	185
Valuation allowance	(31)	(52)
Net operating loss carryover	5	7
Lease assets	(10,042)	(15,160)
Lease liabilities	14,351	16,185
Research & development expenditure	2,722	1,909
Other	186	145
Total	$12,444	$8,607

On June 30, 2025, certain state tax attribute carryforwards of $0.2 million were available, with $0.2 million of credits expiring beginning in fiscal years 2026 through 2028, and $0.1 million of state NOLs carryforward. Some of the state NOL carryforwards will have an indefinite carryforward and some will expire in varying amounts between 2035 and 2041. As of June 30, 2023, it was determined that the Company has reached a more-likely-than-not position that the Company will realize the entirety of its state attribute carryforwards and its U.S. federal deferred tax assets.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, fiscal years 2021 through 2025 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes a number of provisions which impact the United States tax code. The regulations impacting the tax code have multiple effective dates ranging from fiscal years beginning January 1, 2025, to fiscal years beginning January 1, 2027. The Company has not adjusted its provision for income tax or measurement of deferred tax assets as of June 30, 2025, based on the changes that may be triggered by the OBBBA due to the law being signed on July 4, 2025. The Company is currently assessing the impact of the OBBBA but does not expect it to have a material impact on our financial position and results of operations.

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

Total stock-based compensation expense was $3.9 million, $4.6 million and $3.2 million for fiscal years 2025, 2024, and 2023, respectively.

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

Long-Term Incentive Compensation

The table below sets forth, as of June 30, 2025, the number of unvested PSUs granted at the target performance level for the 2023-2025, 2024-2026, and 2025-2027 performance periods under the 2022 Plan and LTIP (as applicable) and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 2025, 2026 and 2027, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 2025, 2026, and 2027:

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2023	79	$24.56	211	$19.19	290	$20.65
Granted	66	18.91	99	18.91	165	18.91
Vested	(21)	42.31	(75)	12.15	(96)	18.76
Forfeited	(27)	20.80	(53)	18.76	(80)	19.45
Unvested as of June 30, 2024	97	$17.92	182	$22.07	279	$20.65
Granted	31	31.66	46	31.66	77	31.66
Vested	—	—	—	—	—	—
Forfeited	—	—	(37)	39.07	(37)	39.07
Unvested as of June 30, 2025	128	$21.25	191	$21.09	319	$21.17

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.2 million as of June 30, 2025, which is expected to be recognized over a period of 0.9 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs, not granted in conjunction with PSUs, as of June 30, 2025, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2023	74	$21.67
Granted	4	21.14
Vested	(58)	21.71
Forfeited	(4)	19.40
Unvested as of June 30, 2024	16	$21.96
Granted	4	31.66
Vested	(3)	21.53
Forfeited	—	20.33
Unvested as of June 30, 2025	17	$24.32

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.2 million as of June 30, 2025, which is expected to be recognized over a weighted average period of 1.1 years.

Options

No stock options were granted during fiscal years 2025, 2024, and 2023.

A summary of the activity of the Company’s stock option plans during the years ended June 30, 2025, 2024, and 2023, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2023	202	$20.98
Granted	—	—
Exercised	(3)	32.13
Cancelled	(19)	27.40
Outstanding at June 30, 2024	180	$20.01
Granted	—	—
Exercised	(102)	19.49
Cancelled	(12)	35.36
Outstanding at June 30, 2025	66	$18.02

The following table summarizes information for options outstanding at June 30, 2025:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	43	4.8	$10.62
18.30 - 19.72	6	5.9	18.30
21.96 - 27.57	3	3.5	24.49
31.06 - 32.80	6	3.2	32.40
43.09 - 47.45	8	1.3	44.39
$9.97 - 47.45	66	4.3	$18.02

The Company does not have any unrecognized stock-based compensation expense related to options.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of June 30, 2025, with an exercise price of $9.97 and a remaining life of 4.8 years. There is no remaining unrecognized stock-based compensation expense related to these options.

12. SEGMENT INFORMATION

As disclosed in Note 1 – Summary of Significant Accounting Policies, the Company operates as a single operating segment and reportable segment reflecting the integrated nature of its operations across various products, manufacturing platforms and sales channels across the entire United States.

The Company's chief operating decision maker (“CODM”) is its President and Chief Executive Officer, who has final authority over the allocation of resources, assessment of performance, and key operating decisions.

The CODM manages the business on a consolidated basis and measures segment performance using operating income and net income, which the Company believes provide the best analysis of business performance. The CODM analyzes the performance of operating income and net income to provide insight into all aspects of the segment’s operations and overall success for a given period. In addition, the CODM reviews significant segment expenses focused on cost of sales, selling and general administrative expenses, and restructuring charges, net. These costs used to measure segment profitability are the same costs already reported in the accompanying Consolidated Statements of Income and Comprehensive Income. Similarly, segment assets are reported in the accompanying Consolidated Balance Sheets.

The Company has minimal export sales, primarily to Canada or Mexico. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. Long-lived assets, including property, plant & equipment and right-of-use assets related to leases, located in the United States and Mexico totaled $42.4 million and $35.4 million, respectively, at June 30, 2025 and $46.6 million and $51.5 million, respectively, at June 30, 2024, respectively.

13. BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $1.6 million, $1.8 million, and $1.6 million in fiscal years 2025, 2024, and 2023, respectively.

Multi-employer Pension Plans

The Company contributes to one multi-employer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees.

The Company’s participation in the current and previous defined benefit pension plans for the fiscal year ended June 30, 2025, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan’s year-end on December 31, 2024, and 2023, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2025	2024	Plan Status	2025	2024	2023	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$113	$109	$115	No	3/31/2025	7

					$113	$109	$115

14. COMMITMENTS AND CONTINGENCIES

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

15. QUARTERLY FINANCIAL INFORMATION – UNAUDITED

(in thousands, except per share amounts)	For the Quarter Ended
	September 30	December 31(a)	March 31(b)	June 30(c)
Fiscal 2025:
Net sales	$104,007	$108,483	$113,972	$114,611
Gross profit	22,367	22,805	25,336	27,436
Operating income	6,047	11,654	(5,060)	13,974
Net income	4,140	9,054	(3,742)	10,702
Earnings per share:
Basic	$0.80	$1.73	$(0.71)	$2.03
Diluted	$0.74	$1.62	$(0.71)	$1.89

(a)
During the quarter ended December 31, 2024, the Company completed the sale of its Dublin, GA manufacturing facility. See Note 6, Assets Held for Sale of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for mor information.
(b)
During the quarter ended March 31, 2025, the Company determined that the carrying amount of the right of use asset associated with its 12-year lease for a manufacturing facility in Mexicali, Mexico was no longer fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1. See Note 2, Leases, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information. In addition, during the quarter, the Company completed the sale of an ancillary building, formerly part of its Huntingburg, IN distribution center complex. The Company recorded a pre-tax gain of $0.7 million related to the sale.
(c)
During the quarter June 30, 2025, the Company completed the sale of a second ancillary building, formerly part of its Huntingburg, IN distribution center complex. The Company recorded a pre-tax gain of $3.7 million related to the sale.

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

16. SUBSEQUENT EVENTS

There are no subsequent events as of August 22, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2025. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2025.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Benefit Plan Amendments

Effective August 19, 2025, the Company amended its “Cash Incentive Plan,” “Cash Incentive Notification of Award,” and “Severance Plan for Management Employees” to align plan terms with current peer and market practices and improve administrative consistency. Revisions include the removal of outdated tax code references and the alignment of key definitions such as “retirement,” “change in control,” “termination for cause”, “disability”, and “good reason” across benefit plans. Amendments to the “Severance Plan for Management Employees” also include an increase to the change of control protection period to 24 months after termination and an increase to the chief executive officer severance benefits to twice the severance benefits of other eligible employees. The amended “Cash Incentive Plan,” “Cash Incentive Notification of Award,” and “Severance Plan for Management Employees” have been attached to this Form 10-K as Exhibits 10.1, 10.2 and 10.11, respectively.

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

The following financial statement schedule for the years ended June 30, 2025, 2024, and 2023 is submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2025, 2024, and 2023

(in thousands)	Balance at Beginning of	(Additions) Reductions to	Deductions from	Balance at End
Description	Year	Income	Reserves	of Year
Accounts Receivable Allowances:
2025	$2,440	$(244)	$(406)	$1,790
2024	$2,600	$(144)	$(16)	$2,440
2023	$2,980	$(230)	$(150)	$2,600

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	August 22, 2025	By:	/s/ Derek P. Schmidt
Derek P. Schmidt
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 22, 2025	/s/ Derek P. Schmidt
Derek P. Schmidt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 22, 2025	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 22, 2025	/s/ Thomas M. Levine
Thomas M. Levine
Chair of the Board of Directors

Date:	August 22, 2025	/s/ William S. Creekmuir
William S. Creekmuir
Director

Date:	August 22, 2025	/s/ F. Brooks Bertsch
F. Brooks Bertsch
Director

Date:	August 22, 2025	/s/ Kathryn P. Dickson
Kathryn P. Dickson
Director

Date:	August 22, 2025	/s/ M. Scott Culbreth
M. Scott Culbreth
Director

Date:	August 22, 2025	/s/ Jeanne McGovern
Janne McGovern
Director

Date:	August 22, 2025	/s/ Terence P. Calloway
Terence P. Calloway
Director

Exhibit Index

Exhibit No.
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Form 8-K, as filed with the Securities and Exchange Commission on March 8, 2024).
4.1	Description of the Company’s common stock (incorporated by reference to Exhibit No. 4.1 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2019).
10.1	Amended Cash Incentive Compensation Plan, dated August 19, 2025.† *
10.2	Form of Notification of Award for the Cash Incentive Compensation Plan.† *
10.3	Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
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

10.6	Form of Notification of Award for restricted stock units under the Omnibus Stock Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.7

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013). *

10.8	Form of Notification of Non-Statutory Stock Option Award (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.9	Amended and Restated Omnibus Stock Plan (incorporated by Reference to the Form 8-K filed with the Securities and Exchange Commission on December 15, 2020). *
10.10	Form of Notification of Restricted Stock Award under the Omnibus Stock Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *
10.11	Amended Severance Plan for Management Employees dated August 19, 2025, including Form of Participation Agreement.† *
10.12

Letter Agreement dated March 10, 2020, by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.13	Employment Agreement between the Company and Derek P. Schmidt dated April 25, 2024 (incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2024).*

10.14

Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated September 8, 2021 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on September 8, 2021).

10.15

First Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated April 22, 2022 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 26, 2022).

10.16

Second Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated May 24, 2023 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 25, 2023).

10.17

Third Amendment to the Credit Agreement between Flexsteel Industries, Inc. and Wells Fargo Bank, National Association, dated June 3, 2025 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 3, 2025).

10.18

Letter Agreement dated January 10, 2024 by and between Flexsteel Industries, Inc. and Michael Ressler (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 11, 2024). *

10.19	2022 Equity Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 16, 2022). *
10.20	Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on February 8, 2023). *
10.21	Form of Performance Share Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 25, 2023). *
10.22	Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 25, 2023). *

19.1	Flexsteel Industries, Inc. Insider Trading Policy.†
21.1	Subsidiaries of the Company. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
97.1	Incentive Compensation Clawback Policy adopted October 6, 2023 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on August 30, 2024).
*	Management contracts, compensatory plans and arrangements required to be filed as an exhibit to this report.
†	Filed herewith
101.INS	XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”