Form 10-Q
period 2025-09-30
FLEXSTEEL INDUSTRIES INC
filed 2025-10-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 22, 2025	5,340,446

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,585	$40,006
Trade receivables - less allowances: September 30, 2025, $1,826, June 30, 2025, $1,790	35,243	35,229
Inventories	86,972	89,135
Other	14,567	8,002
Total current assets	175,367	172,372
NONCURRENT ASSETS:
Property, plant and equipment, net	36,440	36,212
Operating lease right-of-use assets	40,385	41,545
Deferred income taxes	9,084	12,444
Other assets	20,198	19,913
TOTAL ASSETS	$281,474	$282,486

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$28,669	$25,617
Current portion of operating lease liabilities	7,971	7,809
Accrued liabilities:
Payroll and related items	5,889	11,260
Insurance	1,798	1,950
Sales and advertising related items	7,930	8,061
Other	6,249	7,317
Total current liabilities	58,506	62,014
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	49,842	51,561
Other liabilities	942	1,049
Total liabilities	109,290	114,624

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,579 shares issued and 5,340 outstanding as of September 30, 2025; 8,514 shares issued and 5,307 outstanding as of June 30, 2025	8,579	8,514
Additional paid-in capital	39,795	40,644
Treasury stock, at cost; 3,238 shares as of September 30, 2025, and 3,207 shares as of June 30, 2025	(72,861)	(71,731)
Retained earnings	196,671	190,435
Total shareholders' equity	172,184	167,862
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$281,474	$282,486

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2025	2024
Net sales	$110,439	$104,007
Cost of goods sold	84,493	81,639
Gross profit	25,946	22,367
Selling, general and administrative expenses	16,959	16,320
Operating income	8,987	6,047
Other income (expense):
Interest income	391	—
Interest (expense)	—	(51)
Income before income taxes	9,378	5,996
Income tax provision	2,051	1,856
Net income and comprehensive income	$7,327	$4,140
Weighted average number of common shares outstanding:
Basic	5,307	5,203
Diluted	5,598	5,576
Earnings per share of common stock:
Basic	$1.38	$0.80
Diluted	$1.31	$0.74

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2025
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2025	$8,514	$40,644	$(71,731)	$190,435	$167,862
Stock-based compensation	4	1,113	—	—	$1,117
Vesting of restricted stock units	60	(1,991)	—	—	$(1,931)
Stock options exercised, net	1	29	—	—	$30
Treasury stock purchases	—	—	(1,130)	—	$(1,130)
Cash dividends declared	—	—	—	(1,091)	$(1,091)
Net income	—	—	—	7,327	$7,327
Balance on September 30, 2025	$8,579	$39,795	$(72,861)	$196,671	$172,184

	Three Months Ended September 30, 2024
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	3	1,135	—	—	1,138
Stock options exercised, net	4	(36)	—	—	(32)
Cash dividends declared	—	—	—	(910)	(910)
Net income	—	—	—	4,140	4,140
Balance on September 30, 2024	$8,414	$40,672	$(71,731)	$177,348	$154,703

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$7,327	$4,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	836	929
Deferred income taxes	3,360	22
Stock-based compensation expense	1,117	1,138
Change in provision for losses on accounts receivable	36	(40)
Loss on disposal of assets	—	10
Changes in operating assets and liabilities:
Trade receivables	(50)	4,796
Inventories	2,163	680
Other current assets	(6,565)	(1,844)
Other assets	(285)	(564)
Accounts payable - trade	3,346	(956)
Accrued liabilities	(7,063)	(6,004)
Other long-term liabilities	(108)	91
Net cash provided by operating activities	4,114	2,398
INVESTING ACTIVITIES:
Proceeds from sales of investments	—	1,155
Capital expenditures	(1,357)	(427)
Net cash (used in) provided by investing activities	(1,357)	728
FINANCING ACTIVITIES:
Dividends paid	(1,147)	(874)
Treasury stock purchases	(1,130)	—
Proceeds from line of credit	—	102,851
Payments on line of credit	—	(104,092)
Proceeds from issuance of common stock	30	—
Shares withheld for tax payments on vested shares and options exercised	(1,931)	(32)
Net cash (used in) financing activities	(4,178)	(2,147)
(Decrease) increase in cash and cash equivalents	(1,421)	979
Cash and cash equivalents at beginning of the period	40,006	4,761
Cash and cash equivalents at end of the period	$38,585	$5,740

SUPPLEMENTAL INFORMATION
Interest paid	—	60
Interest received	391	—
Cash paid for income taxes, net	4,108	2,100
Capital expenditures in accounts payable	73	2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2025

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2025	2025
Raw materials	$9,850	$11,114
Work in process and finished parts	2,512	2,632
Finished goods	74,610	75,389
Total	$86,972	$89,135

3. LEASES

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

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended
	September 30,
(in thousands)	2025	2024
Operating lease expense	$2,098	$2,478
Variable lease expense	413	519
Total lease expense	$2,511	$2,997

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Three Months Ended
	September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,493	$2,441

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$—	$594

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$456	$—

Weighted-average remaining lease term (in years):
Operating leases	6.9	7.9

Weighted-average discount rate:
Operating leases	3.9%	3.1%

Future minimum lease payments under non-cancelable operating leases were as follows:

September 30, 2025
Remaining payments in FY2026	$7,544
FY2027	10,255
FY2028	10,025
FY2029	8,949
FY2030	8,713
Thereafter	20,400
Total future minimum lease payments	$65,886
Less imputed interest	8,073
Lease liability	$57,813

4. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provided for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of September 30, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.52%, on September 30, 2025.

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

As of September 30, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2025, totaled $0.9 million.

5. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2025, and September 30, 2024, was 21.9% and 31.0%, respectively. For the three months ended September 30, 2025, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations, offset by credit for research and development and the impact associated with uncertain tax positions. For the three months ended September 30, 2024, the effective tax rate differs from the statutory tax rate of 21% due to state taxes and the impact of foreign operations.

On July 4, 2025, new tax legislation was enacted under the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA includes a wide range of tax provisions that will impact the Company’s financial results in fiscal 2026 and future periods. Significant impacts stemming from the OBBBA include the future expensing of U.S. based research and development expenditures under Internal Revenue Code Section 174, coupled with the option to deduct previously capitalized research and development expenditures. The OBBBA also reestablished elective 100% initial-year bonus depreciation. Due to the timing of enactment within our current period end, the Company has undergone efforts to reasonably estimate the impact of the OBBBA to our condensed consolidated financial statements. The Company does not expect the OBBBA to have an impact on income tax expense.

6. STOCK-BASED COMPENSATION

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

The following table is a summary of total stock-based compensation expenses for the three months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30,
(in thousands)	2025	2024
Total stock-based compensation expense	$1,117	$1,138

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

Long-Term Incentive Compensation

The table below sets forth, as of September 30, 2025, the number of unvested PSUs granted at the target performance level for the 2024-2026, 2025-2027, and 2026-2028 performance periods under the 2022 Plan and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2026, 2027 and 2028, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2026, 2027, and 2028.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2025	128	$21.25	191	$21.09	319	$21.17
Granted	31	35.94	46	35.94	77	35.94
Vested	(48)	19.23	(72)	19.23	(120)	19.23
Forfeited	(2)	25.50	(3)	25.49	(5)	25.50
Unvested as of September 30, 2025	109	$26.24	162	$26.05	271	$26.15

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $4.3 million as of September 30, 2025, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of September 30, 2025, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2025	17	$24.32
Granted	1	32.24
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2025	18	$24.76

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.2 million as of September 30, 2025, which is expected to be recognized over a weighted-average period of 0.8 year.

Options

A summary of the activity of the Company’s stock option plans as of September 30, 2025, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2025	66	$18.02
Granted	—	—
Exercised	(1)	33.80
Cancelled	(2)	43.09
Outstanding at September 30, 2025	63	$16.98

The following table summarizes information for options outstanding at September 30, 2025:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	43	4.6	$10.62
18.30 - 19.72	6	5.7	18.30
21.96 - 27.57	3	3.3	24.49
31.06 - 32.80	5	2.9	32.80
43.09 - 47.45	6	1.5	44.25
$9.97 - 47.45	63	4.2	$16.98

There is no unrecognized stock-based compensation expense related to these options as of September 30, 2025.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of September 30, 2025, with an exercise price of $9.97 and a remaining life of 4.5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended
	September 30,
(in thousands)	2025	2024
Basic shares	5,307	5,203
Potential common shares:
Stock options	98	173
Non-vested restricted stock units and restricted shares	193	200
	291	373
Diluted shares	5,598	5,576

Anti-dilutive shares	6	9

Cash dividends declared per common share were $0.20 for the three months ended September 30, 2025, and were $0.17 for the three months ended September 30, 2024, respectively.

8. SEGMENT INFORMATION

The Company operates as a one operating segment and one reportable segment reflecting the integrated nature of its operations across various products, manufacturing platforms and sales channels across the entire United States.

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

The Company has minimal export sales, primarily to Canada or Mexico. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. Long-lived assets, including property, plant & equipment and right-of-use assets related to leases, located in the United States and Mexico totaled $42.1 million and $34.7 million, respectively, at September 30, 2025 and $42.4 million and $35.4 million, respectively, at June 30, 2025, respectively.

9. COMMITMENTS AND CONTINGENCIES

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

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2025 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2025 and 2024. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2025	2024
Net sales	100.0%	100.0%
Cost of goods sold	76.5	78.5
Gross margin	23.5	21.5
Selling, general and administrative expenses	15.4	15.7
Operating income	8.1	5.8
Interest income	0.4	—
Interest (expense)	—	—
Income before income taxes	8.5	5.8
Income tax provision	1.9	1.8
Net income and comprehensive income	6.6%	4.0%

Results of Operations for the Quarter Ended September 30, 2025 vs. 2024

Net sales were $110.4 million for the quarter ended September 30, 2025, compared to net sales of $104.0 million in the prior year quarter, an increase of 6.2%. The increase was driven by our sourced soft seating products, partially offset by lower unit volume in our made-to-order soft seating products and homestyles branded ready-to-assemble category.

Home furnishings backlog was $67 million as of the quarter ended September 30, 2025, an increase of 9.8% compared to $61 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended September 30, 2025, was 23.5%, compared to 21.5% for the prior year quarter, an increase of 200 basis points (“bps”). The 200-bps increase was primarily driven by sales leverage, and favorable foreign currency translation of our peso denominated assets in Mexico in the current quarter versus unfavorable foreign currency translation in the prior year quarter.

Selling, general and administrative (“SG&A”) expenses increased $0.7 million to $17.0 million in the quarter ended September 30, 2025, as compared to $16.3 million in the prior year quarter. As a percentage of net sales, SG&A was 15.4% in the quarter ended September 30, 2025 compared to 15.7% of net sales in the prior year quarter. The 30-bps decrease was mainly due to leverage on higher sales, partially offset by investments in growth initiatives.

Income tax expense was $2.1 million, or an effective rate of 21.9% for the quarter ended September 30, 2025, compared to an income tax expense of $1.9 million, or an effective rate of 31.0% during the quarter ended September 30, 2024. For the quarter ended September 30, 2025, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes and the impact of foreign operations, offset by credits for research and development and the impact associated with uncertain tax positions. The decrease in tax rate from the prior year quarter is primarily the result of lesser impact of taxes on foreign operations due to higher profits, a benefit in the current period for the adjustment of uncertain tax positions and a larger credit for research and development compared to the prior year.

Net income was $7.3 million, or $1.31 per diluted share for the quarter ended September 30, 2025, compared to net income of $4.1 million, or $0.74 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on September 30, 2025, was $116.9 million compared to $110.4 million on June 30, 2025. The $6.5 million increase in working capital was primarily due to an increase in other current assets of $6.6 million, a decrease in payroll and related liabilities of $5.4 million, and a decrease in other current liabilities of $1 million, offset by an increase in accounts payable of $3.1 million, a decrease in inventory of $2.2 million and a decrease in cash of $1.4 million. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $1.4 million during the three months ended September 30, 2025.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$4,114	$2,398
Net cash (used in) provided by investing activities	(1,357)	728
Net cash (used in) financing activities	(4,178)	(2,147)
(Decrease) increase in cash and cash equivalents	$(1,421)	$979

Net cash provided by operating activities

For the three months ended September 30, 2025, net cash provided by operating activities was $4.1 million, primarily due to net income of $7.3 million, adjustments for non-cash items including deferred income tax expense of $3.4 million, stock-based compensation of $1.1 million and depreciation of $0.8 million, as well as changes in operating assets and liabilities including an increase in accounts payable of $3.3 million, and a decrease in inventory of $2.2 million, offset by a decrease in accrued liabilities of $7.1 million, and a decrease in other current assets of $6.6 million.

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

Net cash (used in) provided by investing activities

For the three months ended September 30, 2025, net cash used in investing activities was $1.4 million due to capital expenditures.

For the three months ended September 30, 2024, net cash provided by investing activities was $0.7 million due to proceeds from corporate owned life insurance proceeds of $1.1 million, offset by capital expenditures of $0.4.

Net cash (used in) financing activities

For the three months ended September 30, 2025, net cash used in financing activities was $4.2 million, primarily due to shares withheld for tax payments on vested shares and options exercised of $1.9 million, dividends paid of $1.1 million and treasury stock purchases of $1.1 million.

For the three months ended September 30, 2024, net cash used in financing activities was $2.1 million, due to payments on the line of credit of $104.1 million partially offset by proceeds from the line of credit of $102.9 million and dividends paid of $0.9 million.

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders thereto. The Credit Agreement has a five-year term and provided for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of September 30, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term "Payment Conditions" and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.52%, on September 30, 2025.

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

As of September 30, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2025, totaled $0.9 million.

Contractual Obligations

As of September 30, 2025, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Foreign Currency Risk – During the quarters ended September 30, 2025 and 2024, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. The Company does not currently hedge this foreign currency risk. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On September 30, 2025, the Company had no outstanding borrowings on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2025.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2025, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2024, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock.

The following table summarizes the activity of the common stock repurchases made during the three months ended September 30, 2025.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
July 1, 2025, to July 31, 2025	17,468	$37.92	17,468	$29,337,625
August 1, 2025, to August 31, 2025	13,558	34.47	31,026	28,870,242
September 1, 2025, to September 30, 2025	—	—	31,026	28,870,242
Three months ended September 30, 2025	31,026	$36.41	31,026	$28,870,242

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 22, 2025	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)