Form 10-Q
period 2025-12-31
FLEXSTEEL INDUSTRIES INC
filed 2026-02-04
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2025

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of February 4, 2026	5,345,510

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED December 31, 2025

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	December 31,	June 30,
	2025	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,771	$40,006
Trade receivables - less allowances: December 31, 2025, $2,000, June 30, 2025, $1,790	41,832	35,229
Inventories	95,091	89,135
Other	14,903	8,002
Total current assets	188,597	172,372
NONCURRENT ASSETS:
Property, plant and equipment, net	37,176	36,212
Operating lease right-of-use assets	38,835	41,545
Deferred income taxes	9,082	12,444
Other assets	16,504	19,913
TOTAL ASSETS	$290,194	$282,486

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$28,862	$25,617
Current portion of operating lease liabilities	8,113	7,809
Accrued liabilities:
Payroll and related items	7,528	11,260
Insurance	1,803	1,950
Sales and advertising related items	9,331	8,061
Other	6,997	7,317
Total current liabilities	62,634	62,014
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	47,761	51,561
Other liabilities	933	1,049
Total liabilities	111,328	114,624

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,584 shares issued and 5,346 outstanding as of December 31, 2025; 8,514 shares issued and 5,307 outstanding as of June 30, 2025	8,584	8,514
Additional paid-in capital	40,922	40,644
Treasury stock, at cost; 3,238 shares as of December 31, 2025, and 3,207 shares as of June 30, 2025	(72,861)	(71,731)
Retained earnings	202,221	190,435
Total shareholders' equity	178,866	167,862
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$290,194	$282,486

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	$118,249	$108,483	$228,688	$212,490
Cost of goods sold	91,425	85,678	175,918	167,318
Gross profit	26,824	22,805	52,770	45,172
Selling, general and administrative expenses	17,827	16,142	34,786	32,462
(Gain) on disposal of assets held for sale	—	(4,991)	—	(4,991)
Operating income	8,997	11,654	17,984	17,701
Other income (expense):
Interest income	353	31	744	31
Interest (expense)	—	(19)	—	(70)
Income before income taxes	9,350	11,666	18,728	17,662
Income tax expense	2,706	2,612	4,757	4,468
Net income and comprehensive income	$6,644	$9,054	$13,971	$13,194
Weighted average number of common shares outstanding:
Basic	5,342	5,247	5,325	5,225
Diluted	5,633	5,582	5,622	5,554
Earnings per share of common stock:
Basic	$1.24	$1.73	$2.62	$2.53
Diluted	$1.18	$1.62	$2.49	$2.38

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Six Months Ended December 31, 2025
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2025	$8,514	$40,644	$(71,731)	$190,435	$167,862
Stock-based compensation	4	1,113	—	—	$1,117
Vesting of restricted stock units	60	(1,991)	—	—	$(1,931)
Stock options exercised, net	1	29	—	—	$30
Treasury stock purchases	—	—	(1,130)	—	$(1,130)
Cash dividends declared	—	—	—	(1,091)	$(1,091)
Net income	—	—	—	7,327	$7,327
Balance on September 30, 2025	$8,579	$39,795	$(72,861)	$196,671	$172,184
Stock-based compensation	4	1,140	—	—	1,144
Vesting of restricted stock units	1	(13)	—	—	(12)
Cash dividends declared	—	—	—	(1,094)	(1,094)
Net income	—	—	—	6,644	6,644
Balance on December 31, 2025	$8,584	$40,922	$(72,861)	$202,221	$178,866

	Six Months Ended December 31, 2024
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	3	1,135	—	—	1,138
Stock options exercised, net	4	(36)	—	—	(32)
Cash dividends declared	—	—	—	(910)	(910)
Net income	—	—	—	4,140	4,140
Balance on September 30, 2024	$8,414	$40,672	$(71,731)	$177,348	$154,703
Stock-based compensation	2	961	—	—	963
Vesting of restricted stock units and restricted shares	1	(14)	—	—	(13)
Stock options exercised, net	60	(1,925)	—	—	(1,865)
Cash dividends declared	—	—	—	(922)	(922)
Net income	—	—	—	9,054	9,054
Balance on December 31, 2024	$8,477	$39,694	$(71,731)	$185,480	$161,920

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$13,971	$13,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,700	1,853
Deferred income taxes	3,362	1
Stock-based compensation expense	2,261	2,101
Provision for credit losses	113	4
Loss (gain) on disposition of property, plant and equipment	101	(4,987)
Changes in operating assets and liabilities:
Trade receivables	(6,715)	7,924
Inventories	(5,956)	5,535
Other current assets	(6,901)	(2,869)
Other assets	3,408	(3,563)
Accounts payable - trade	3,577	(5,353)
Accrued liabilities	(3,683)	(4,940)
Other long-term liabilities	(117)	191
Net cash provided by operating activities	5,121	9,091
INVESTING ACTIVITIES:
Proceeds from sale of investments	—	1,155
Proceeds from sales of property, plant and equipment	4	6,704
Capital expenditures	(3,099)	(1,334)
Net cash (used in) provided by investing activities	(3,095)	6,525
FINANCING ACTIVITIES:
Dividends paid	(2,217)	(1,760)
Treasury stock purchases	(1,130)	—
Proceeds from line of credit	—	202,344
Payments on line of credit	—	(207,262)
Proceeds from issuance of common stock	30	141
Shares withheld for tax payments on vested shares and options exercised	(1,944)	(2,051)
Net cash (used in) financing activities	(5,261)	(8,588)
(Decrease) increase in cash and cash equivalents	(3,235)	7,028
Cash and cash equivalents at beginning of the period	40,006	4,761
Cash and cash equivalents at end of the period	$36,771	$11,789

SUPPLEMENTAL INFORMATION
Interest paid	—	106
Interest received	744	31
Cash paid for income taxes, net	4,719	6,053
Capital expenditures in accounts payable	35	258

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED December 31, 2025

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company” or “Flexsteel” or “Our”) is one of the largest residential furniture manufacturers, importers, and marketers in the U.S., known for crafting comfortable, durable seating and timeless designs for rooms throughout the home. Product offerings include a wide variety of furniture such as sofas, loveseats, chairs, reclining rocking chairs, swivel rockers, sofa beds, convertible bedding units, occasional tables, desks, dining tables and chairs, kitchen storage, bedroom furniture, and outdoor furniture. For more than 130 years, Flexsteel has built furniture with care, highlighted by its patented Blue Steel Spring technology that delivers lasting comfort and support. Today, Flexsteel products are available nationwide through retail partners and online channels, helping people create inviting, livable spaces they can enjoy for years to come.

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and six months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	December 31,	June 30,
(in thousands)	2025	2025
Raw materials	$11,966	$11,114
Work in process and finished parts	2,252	2,632
Finished goods	80,873	75,389
Total	$95,091	$89,135

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

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Operating lease expense	$2,113	$2,509	$4,212	$4,987
Variable lease expense	424	393	837	912
Total lease expense	$2,537	$2,902	$5,049	$5,899

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Six Months Ended
	December 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$4,995	$4,918

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$—	$594

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$456	$4,119

Weighted-average remaining lease term (in years):
Operating leases	6.7	7.6

Weighted-average discount rate:
Operating leases	3.9%	3.3%

Future minimum lease payments under non-cancelable operating leases were as follows:

December 31, 2025
Remaining payments in FY2026	$5,040
FY2027	$10,255
FY2028	$10,025
FY2029	$8,949
FY2030	$8,713
Thereafter	$20,401
Total future minimum lease payments	$63,383
Less imputed interest	$7,509
Lease liability	$55,874

4. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.13%, on December 31, 2025.

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

As of December 31, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of December 31, 2025, totaled $0.9 million.

5. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended December 31, 2025, and December 31, 2024, was 28.9% and 22.4%, respectively. The Company's effective tax rate for the six months ended December 31, 2025 and 2024, was 25.4% and 25.3%, respectively. For the three and six months ended December 31, 2025, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes, the impact of foreign operations, and non-deductible compensation, offset by credits for research and development. For the three and six months ended December 31, 2024, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, and the impact of foreign operations.

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

The following table is a summary of total stock-based compensation expenses for the three and six months ended December 31, 2025 and 2024.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Total stock-based compensation expense	$1,144	$963	$2,261	$2,101

The Company’s shareholders approved the Flexsteel Industries, Inc. 2022 Equity Incentive Plan (“2022 Plan”) on December 14, 2022 and approved amendments to the 2022 Plan on December 10, 2025.

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

Long-Term Incentive Compensation

The table below sets forth, as of December 31, 2025, the number of unvested PSUs granted at the target performance level for the 2024-2026, 2025-2027, and 2026-2028 performance periods under the 2022 Plan and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2026, 2027 and 2028, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2026, 2027, and 2028.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2025	128	$21.25	191	$21.09	319	$21.17
Granted	31	35.94	46	35.94	77	35.94
Vested	(48)	19.23	(72)	19.23	(120)	19.23
Forfeited	(2)	25.89	(4)	25.89	(6)	25.89
Unvested as of December 31, 2025	109	$26.23	161	$26.05	270	$26.14

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.6 million as of December 31, 2025, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of December 31, 2025, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2025	17	$24.32
Granted	5	39.46
Vested	(1)	20.08
Forfeited	(1)	32.46
Unvested as of December 31, 2025	20	$27.91

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.3 million as of December 31, 2025, which is expected to be recognized over a weighted-average period of 1.1 years.

Options

A summary of the activity of the Company’s stock option plans as of December 31, 2025, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2025	66	$18.02
Granted	—	—
Exercised	(1)	33.80
Cancelled	(2)	43.09
Outstanding at December 31, 2025	63	$16.98

The following table summarizes information for options outstanding at December 31, 2025:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	43	4.3	$10.62
18.30 - 19.72	6	5.4	18.30
21.96 - 27.57	3	3.0	24.49
31.06 - 32.80	5	2.7	32.80
43.09 - 47.45	6	1.3	44.25
$9.97 - 47.45	63	4.0	$16.98

There is no unrecognized stock-based compensation expense related to these options as of December 31, 2025.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of December 31, 2025, with an exercise price of $9.97 and a remaining life of 4.3 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Basic shares	5,342	5,247	5,325	5,225
Potential common shares:
Stock options	94	111	96	105
Non-vested restricted stock units and restricted shares	197	224	200	224
	291	335	297	329
Diluted shares	5,633	5,582	5,622	5,554

Anti-dilutive shares	6	—	6	—

Cash dividends declared per common share were $0.20 for the three and six months ended December 31, 2025, and were $0.17 for the three and six months ended December 31, 2024, respectively.

8. SEGMENT INFORMATION

The Company operates as one operating segment and one reportable segment reflecting the integrated nature of its operations across various products, manufacturing platforms and sales channels across the entire United States.

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

The Company has minimal export sales, primarily to Canada or Mexico. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. Long-lived assets, including property, plant & equipment and right-of-use assets related to leases, located in the United States and Mexico totaled $42.3 million and $33.7 million, respectively, at December 31, 2025 and $42.4 million and $35.4 million, respectively, at June 30, 2025, respectively.

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the disclosure impacts of this ASU on its consolidated financial statements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023 09 “Improvements to Income Tax Disclosures.” The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the income tax rate reconciliation and income taxes paid information. The Company will adopt this ASU for the annual period ending June 30, 2026. The Company does not expect this guidance will have a material impact on our financial position and results of operations.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and six months ended December 31, 2025 and 2024. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.3	79.0	76.9	78.7
Gross margin	22.7	21.0	23.1	21.3
Selling, general and administrative expenses	15.1	14.9	15.2	15.3
(Gain) on disposal of assets held for sale	—	(4.6)	—	(2.3)
Operating income	7.6	10.7	7.9	8.3
Interest income	0.3	—	0.3	—
Income before income taxes	7.9	10.7	8.2	8.3
Income tax expense	2.3	2.4	2.1	2.1
Net income and comprehensive income	5.6%	8.3%	6.1%	6.2%

Results of Operations for the Quarter Ended December 31, 2025 vs. 2024

Net sales were $118.2 million for the quarter ended December 31, 2025, compared to net sales of $108.5 million in the prior year quarter, an increase of 9.0%. The increase was driven by higher unit volume of sourced soft seating products and pricing from tariff surcharges, partially offset by lower unit volume in our made-to-order soft seating products and homestyles branded ready-to-assemble products.

Sales order backlog, inclusive of estimated tariff surcharges, was $82.4 million as of the quarter ended December 31, 2025, an increase of 6.5% compared to $77.3 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended December 31, 2025, was 22.7%, compared to 21.0% for the prior year quarter, an increase of 170 basis points (“bps”). The 170-bps increase was primarily driven by favorable sales composition of higher margin products, partially offset by the dilutive impact of tariffs.

Selling, general and administrative (“SG&A”) expenses increased $1.7 million to $17.8 million in the quarter ended December 31, 2025, as compared to $16.1 million in the prior year quarter. As a percentage of net sales, SG&A was 15.1% in the quarter ended December 31, 2025 compared to 14.9% of net sales in the prior year quarter. The 20-bps increase was mainly due to investments in growth initiatives.

Income tax expense was $2.7 million, or an effective rate of 28.9% for the quarter ended December 31, 2025, compared to income tax expense of $2.6 million, or an effective rate of 22.4% for the quarter ended December 31, 2024. For the quarter ended December 31, 2025, the effective tax rate differs from the statutory tax rate of 21% primarily due to the impact of foreign operations, state taxes and non-deductible compensation offset by credits for research and development and the impact associated with uncertain tax positions.

Net income was $6.6 million, or $1.18 per diluted share for the quarter ended December 31, 2025, compared to net income of $9.1 million, or $1.62 per diluted share in the prior year quarter. During the three-month period ended December 31, 2024, the Company recorded a gain on the sale of its Dublin, Georgia facility.

Results of Operations for the six months ended December 31, 2025 and 2024

Net sales were $228.7 million for the six months ended December 31, 2025, compared to net sales of $212.5 million in the prior-year six-month period, an increase of 7.6%. The increase in sales of $16.2 million was driven by higher unit volume of sourced soft seating products and pricing from tariff surcharges, partially offset by lower unit volume in our made-to-order soft seating products and homestyles branded ready-to-assemble products.

Gross margin as a percent of net sales for the six months ended December 31, 2025, was 23.1%, compared to 21.3% for the prior-year six-month period, an increase of 180 bps. The 180-bps increase was primarily driven by favorable sales composition of higher margin products, partially offset by the dilutive impact of tariffs.

Selling, general and administrative expenses increased $2.3 million in the six months ended December 31, 2025, compared to the prior-year six-month period. SG&A as a percentage of sales was 15.2% in the six months ended December 31, 2025, compared to the prior-year six-month period of 15.3%. The 10-bps decrease was primarily due to fixed cost leverage on higher sales, offset by investments in growth initiatives for the six months ended December 31, 2025.

Income tax expense was $4.8 million, or an effective rate of 25.4%, during the six months ended December 31, 2025, compared to income tax expense of $4.5 million in the prior-year six-month period, or an effective tax rate of 25.3%. The effective tax rate for the six months ended December 31, 2025, was primarily impacted by state taxes, the impact of foreign operations and nondeductible compensation, offset by credits for research and development.

Net income was $14.0 million, or $2.49 per diluted share for the six months ended December 31, 2025, compared to net income of $13.2 million, or $2.38 per diluted share in the prior-year six-month period.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on December 31, 2025, was $126.0 million compared to $110.4 million on June 30, 2025. The $15.6 million increase in working capital was primarily due to an increase in other current assets of $6.9 million, an increase in trade receivables of $6.6 million, an increase in inventories of $6.0 million, and a decrease in other current liabilities of $2.9 million partially offset by a decrease in cash of $3.2 million, an increase in accounts payable of $3.3 million, and an increase in operating lease of $0.3 million. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $3.1 million during the six months ended December 31, 2025.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Six Months Ended
	December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$5,121	$9,091
Net cash (used in) provided by investing activities	(3,095)	6,525
Net cash (used in) financing activities	(5,261)	(8,588)
(Decrease) increase in cash and cash equivalents	$(3,235)	$7,028

Net cash provided by operating activities

For the six months ended December 31, 2025, net cash provided by operating activities was $5.1 million, primarily due to net income of $14 million, an increase in accounts payable of $3.6 million, a decrease in other assets of $3.4 million, and adjustments for non-cash items including deferred income taxes $3.4 million, stock-based compensation of $2.3 million, depreciation of $1.7 million, provision for credit losses of $0.1 million partially offset by an increase in other current assets of $6.9 million, an increase in trade receivables of $6.7 million, an increase in inventories of $6.0 million, a decrease in accrued liabilities of $3.7 million and a decrease in other long-term liabilities of $0.1 million.

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

Net cash (used in) provided by investing activities

For the six months ended December 31, 2025, net cash used in investing activities was $3.1 million due to capital expenditures.

For the six months ended December 31, 2024, net cash provided by investing activities was $6.5 million due to proceeds from the sale of the Dublin, Georgia facility of $6.7 million, and corporate owned life insurance proceeds of $1.1 million, offset by capital expenditures of $1.3 million.

Net cash (used in) financing activities

For the six months ended December 31, 2025, net cash used in financing activities was $5.3 million, primarily due to dividends paid of $2.2 million, shares withheld for tax payments on vested shares and options exercised of $1.9 million and treasury stock purchases of $1.1 million.

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

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders thereto. The Credit Agreement has a five-year term and provided for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of December 31, 2025, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term "Payment Conditions" and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 5.13%, on December 31, 2025.

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

As of December 31, 2025, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of December 31, 2025, totaled $0.9 million.

Contractual Obligations

As of December 31, 2025, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2025.

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

Foreign Currency Risk – During the quarters ended December 31, 2025 and 2024, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. The Company does not currently hedge this foreign currency risk. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On December 31, 2025, the Company had no outstanding borrowings on its line of credit, exclusive of fees and letters of credit.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2025.

(b) Changes in internal control over financial reporting. During the quarter ended December 31, 2025, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table summarizes the activity of the common stock repurchases made during the three months ended December 31, 2025.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
October 1, 2025, to October 31, 2025	—	$—	—	$28,870,242
November 1, 2025, to November 30, 2025	—	—	—	28,870,242
December 1, 2025, to December 31, 2025	—	—	—	28,870,242
Three months ended December 31, 2025	—	$—	—	$28,870,242

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.
10.1	Flexsteel Industries, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 16, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104.Cover Page	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXSTEEL INDUSTRIES, INC.

Date:	February 4, 2026	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)