Form 10-Q
period 2026-03-31
FLEXSTEEL INDUSTRIES INC
filed 2026-04-22
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of April 22, 2026	5,355,531

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	March 31,	June 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,283	$40,006
Trade receivables - less allowances: March 31, 2026, $2,090, June 30, 2025, $1,790	41,455	35,229
Inventories	80,569	89,135
Other	21,158	8,002
Total current assets	200,465	172,372
NONCURRENT ASSETS:
Property, plant and equipment, net	36,501	36,212
Operating lease right-of-use assets	37,264	41,545
Deferred income taxes	9,095	12,444
Other assets	6,846	19,913
TOTAL ASSETS	$290,171	$282,486

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$23,894	$25,617
Current portion of operating lease liabilities	8,258	7,809
Accrued liabilities:
Payroll and related items	9,332	11,260
Insurance	1,629	1,950
Sales and advertising related items	9,372	8,061
Other	5,741	7,317
Total current liabilities	58,226	62,014
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	45,645	51,561
Other liabilities	997	1,049
Total liabilities	104,868	114,624

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,590 shares issued and 5,352 outstanding as of March 31, 2026; 8,514 shares issued and 5,307 outstanding as of June 30, 2025	8,590	8,514
Additional paid-in capital	42,003	40,644
Treasury stock, at cost; 3,238 shares as of March 31, 2026, and 3,207 shares as of June 30, 2025	(72,861)	(71,731)
Retained earnings	207,571	190,435
Total shareholders' equity	185,303	167,862
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$290,171	$282,486

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	$115,125	$113,972	$343,813	$326,462
Cost of goods sold	89,080	88,636	264,998	255,954
Gross profit	26,045	25,336	78,815	70,508
Selling, general and administrative expenses	17,823	17,070	52,609	49,532
Right-of-use asset impairment	—	14,079	—	14,079
(Gain) on sale of real estate	—	(753)	—	(753)
(Gain) on disposal of assets held for sale	—	—	—	(4,991)
Operating income (loss)	8,222	(5,060)	26,206	12,641
Other income (expense):
Interest income	361	102	1,105	133
Interest (expense)	—	—	—	(70)
Income (loss) before income taxes	8,583	(4,958)	27,311	12,704
Income tax provision (benefit)	2,138	(1,216)	6,895	3,252
Net income (loss) and comprehensive income	$6,445	$(3,742)	$20,416	$9,452
Weighted average number of common shares outstanding:
Basic	5,349	5,271	5,333	5,240
Diluted	5,664	5,271	5,632	5,572
Earnings (loss) per share of common stock:
Basic	$1.20	$(0.71)	$3.83	$1.80
Diluted	$1.14	$(0.71)	$3.63	$1.70

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended March 31, 2026
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2025	$8,514	$40,644	$(71,731)	$190,435	$167,862
Stock-based compensation	$4	$1,113	—	$—	$1,117
Vesting of restricted stock units	$60	$(1,991)	—	$—	$(1,931)
Stock options exercised, net	$1	$29	—	$—	$30
Treasury stock purchases	$—	$—	(1,130)	$—	$(1,130)
Cash dividends declared	$—	$—	—	$(1,091)	$(1,091)
Net income	$—	$—	—	$7,327	$7,327
Balance on September 30, 2025	$8,579	$39,795	$(72,861)	$196,671	$172,184
Stock-based compensation	$4	$1,140	—	$—	1,144
Vesting of restricted stock units	$1	$(13)	—	$—	(12)
Cash dividends declared	$—	$—	—	$(1,094)	(1,094)
Net income	$—	$—	—	$6,644	6,644
Balance on December 31, 2025	$8,584	$40,922	$(72,861)	$202,221	$178,866
Stock-based compensation	$3	$1,141	—	$—	$1,144
Vesting of restricted stock units	$2	$(99)	—	$—	$(97)
Stock options exercised, net	$1	$39	—	$—	$40
Cash dividends declared	$—	$—	—	$(1,095)	$(1,095)
Net income	$—	$—	—	$6,445	$6,445
Balance on March 31, 2026	$8,590	$42,003	(72,861)	$207,571	$185,303

	Nine Months Ended March 31, 2025
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	3	1,135	—	—	1,138
Stock options exercised, net	4	(36)	—	—	(32)
Cash dividends declared	—	—	—	(910)	(910)
Net income	—	—	—	4,140	4,140
Balance on September 30, 2024	$8,414	$40,672	$(71,731)	$177,348	$154,703
Stock-based compensation	2	961	—	—	963
Vesting of restricted stock units and restricted shares	1	(14)	—	—	(13)
Stock options exercised, net	60	(1,925)	—	—	(1,865)
Cash dividends declared	—	—	—	(922)	(922)
Net income	—	—	—	9,054	9,054
Balance on December 31, 2024	$8,477	$39,694	$(71,731)	$185,480	$161,920
Stock-based compensation	3	859	—	—	862
Cash dividends declared	—	—	—	(921)	(921)
Net income	—	—	—	(3,742)	(3,742)
Balance on March 31, 2025	$8,480	$40,553	$(71,731)	$180,817	$158,119

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$20,416	$9,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,753	2,777
Deferred income taxes	3,349	(3,463)
Stock-based compensation expense	3,405	2,963
Provision for credit losses	308	12
Right-of-use asset impairment		14,079
Loss (gain) on disposition of property, plant and equipment	99	(5,762)
Changes in operating assets and liabilities:
Trade receivables	(6,534)	5,771
Inventories	8,566	9,438
Other current assets	(74)	(1,302)
Other assets	(13)	(5,638)
Accounts payable - trade	(1,338)	(3,724)
Accrued liabilities	(3,688)	(3,454)
Other long-term liabilities	(54)	204
Net cash provided by operating activities	27,195	21,353
INVESTING ACTIVITIES:
Proceeds from sale of investments	—	1,155
Proceeds from sales of property, plant and equipment	15	7,538
Capital expenditures	(3,539)	(2,690)
Net cash (used in) provided by investing activities	(3,524)	6,003
FINANCING ACTIVITIES:
Dividends paid	(3,294)	(2,655)
Treasury stock purchases	(1,130)	—
Proceeds from line of credit	—	202,344
Payments on line of credit	—	(207,262)
Proceeds from issuance of common stock	70	141
Shares withheld for tax payments on vested shares and options exercised	(2,040)	(2,051)
Net cash (used in) financing activities	(6,394)	(9,483)
Increase in cash and cash equivalents	17,277	17,873
Cash and cash equivalents at beginning of the period	40,006	4,761
Cash and cash equivalents at end of the period	$57,283	$22,634

SUPPLEMENTAL INFORMATION
Interest paid	—	107
Interest received	1,105	133
Cash paid for income taxes, net	6,394	7,312
Capital expenditures in accounts payable	6	28

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED March 31, 2026

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

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three and nine months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, appropriately represent, in all material respects, the current status of accounting policies.

2. INVENTORIES

A comparison of inventories is as follows:

	March 31,	June 30,
(in thousands)	2026	2025
Raw materials	$9,632	$11,114
Work in process and finished parts	1,990	2,632
Finished goods	68,947	75,389
Total	$80,569	$89,135

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

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Operating lease expense	$2,113	$2,495	$6,325	$7,482
Variable lease expense	460	484	1,297	1,396
Total lease expense	$2,573	$2,979	$7,622	$8,878

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Nine Months Ended
	March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$7,510	$7,381

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$—	$594

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$456	$4,119

Weighted-average remaining lease term (in years):
Operating leases	6.5	7.4

Weighted-average discount rate:
Operating leases	3.9%	4.0%

Future minimum lease payments under non-cancelable operating leases were as follows:

March 31, 2026
Remaining payments in FY2026	$2,527
FY2027	$10,255
FY2028	$10,025
FY2029	$8,949
FY2030	$8,713
Thereafter	$20,400
Total future minimum lease payments	$60,869
Less imputed interest	$6,966
Lease liability	$53,903

4. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2026, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 4.99%, on March 31, 2026.

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

As of March 31, 2026, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of March 31, 2026, totaled $0.9 million.

5. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company’s annual effective tax rate adjusted to reflect the impact of discrete items. Management judgment is required in projecting ordinary income to estimate the Company’s annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2026, and March 31, 2025, was 24.9% and 24.5%, respectively. The Company's effective tax rate for the nine months ended March 31, 2026 and 2025, was 25.2% and 25.6%, respectively. For the three and nine months ended March 31, 2026, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes, the impact of foreign operations, and non-deductible compensation, offset by credits for research and development. For the three and nine months ended March 31, 2025, the effective tax rate differs from the statutory tax rate of 21% due to nondeductible stock compensation, state taxes, and the impact of foreign operations.

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

The following table is a summary of total stock-based compensation expenses for the three and nine months ended March 31, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Total stock-based compensation expense	$1,144	$862	$3,405	$2,963

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

Long-Term Incentive Compensation

The table below sets forth, as of March 31, 2026, the number of unvested PSUs granted at the target performance level for the 2024-2026, 2025-2027, and 2026-2028 performance periods under the 2022 Plan and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2026, 2027 and 2028, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2026, 2027, and 2028.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2025	128	$21.25	191	$21.09	319	$21.17
Granted	31	35.94	46	35.94	77	35.94
Vested	(48)	19.23	(72)	19.23	(120)	19.23
Forfeited	(2)	25.89	(4)	25.89	(6)	25.89
Unvested as of March 31, 2026	109	$26.23	161	$26.05	270	$26.14

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $3.2 million as of March 31, 2026, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of March 31, 2026, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2025	17	$24.32
Granted	6	40.96
Vested	(5)	4.96
Forfeited	(1)	31.12
Unvested as of March 31, 2026	17	$35.49

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.3 million as of March 31, 2026, which is expected to be recognized over a weighted-average period of 1.2 years.

Options

A summary of the activity of the Company’s stock option plans as of March 31, 2026, is presented below:

		Weighted
	Shares	Average
	(in thousands)	Exercise Price
Outstanding at June 30, 2025	66	$18.02
Granted	—	—
Exercised	(2)	37.06
Cancelled	(2)	43.09
Outstanding at March 31, 2026	62	$16.60

The following table summarizes information for options outstanding at March 31, 2026:

	Options	Weighted Average
Range of	Outstanding	Remaining	Exercise
Prices	(in thousands)	Life (Years)	Price
$9.97 - 15.14	43	4.1	$10.62
18.30 - 19.72	6	5.2	18.30
21.96 - 27.57	3	2.8	24.49
31.06 - 32.80	5	2.4	32.80
43.09 - 47.45	5	1.0	45.03
$9.97 - 47.45	62	3.8	$16.60

There is no unrecognized stock-based compensation expense related to these options as of March 31, 2026.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of March 31, 2026, with an exercise price of $9.97 and a remaining life of 4 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Basic shares	5,349	5,271	5,333	5,240
Potential common shares:
Stock options	101	—	98	103
Non-vested restricted stock units and restricted shares	214	—	201	229
Diluted shares	5,664	5,271	5,632	5,572

Anti-dilutive shares	2	331	4	2

Cash dividends declared per common share were $0.20 for the three and nine months ended March 31, 2026, and were $0.17 for the three and nine months ended March 31, 2025, respectively.

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

The Company has minimal export sales, primarily to Canada or Mexico. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. Long-lived assets, including property, plant & equipment and right-of-use assets related to leases, located in the United States and Mexico totaled $41.2 million and $32.6 million, respectively, at March 31, 2026 and $42.4 million and $35.4 million, respectively, at June 30, 2025.

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the disclosure impacts of this ASU on its consolidated financial statements.

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

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three and nine months ended March 31, 2026 and 2025. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	77.4	77.8	77.1	78.4
Gross margin	22.6	22.2	22.9	21.6
Selling, general and administrative expenses	15.5	15.0	15.3	15.2
Right-of-use asset impairment	—	12.4	—	4.3
(Gain) on sale of real estate	—	(0.7)	—	(0.2)
(Gain) on disposal of assets held for sale	—	—	—	(1.5)
Operating income (loss)	7.1	(4.4)	7.6	3.8
Interest income	0.3	0.1	0.3	—
Income (loss) before income taxes	7.4	(4.3)	7.9	3.8
Income tax provision (benefit)	1.9	(1.1)	2.0	1.0
Net income (loss) and comprehensive income	5.6%	(3.3)%	5.9%	2.8%

Results of Operations for the Quarter Ended March 31, 2026 vs. 2025

Net sales were $115.1 million for the quarter ended March 31, 2026, compared to net sales of $114.0 million in the prior year quarter, an increase of 1.0%. The increase was driven by higher pricing from tariff surcharges, offset by lower unit volume, particularly in our made-to-order, ready-to-assemble and case goods categories.

Sales order backlog, inclusive of estimated tariff surcharges, was $79.5 million as of the quarter ended March 31, 2026, an increase of 1.5% compared to $78.3 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended March 31, 2026, was 22.6%, compared to 22.2% for the prior year quarter, an increase of 40 basis points (“bps”). The 40-bps increase was primarily driven by favorable sales composition of higher margin products.

Selling, general and administrative (“SG&A”) expenses increased $0.7 million to $17.8 million in the quarter ended March 31, 2026, as compared to $17.1 million in the prior year quarter. As a percentage of net sales, SG&A was 15.5% in the quarter ended March 31, 2026 compared to 15.0% of net sales in the prior year quarter. The 50-bps increase was mainly due to investments in consumer insights, innovation, demand generation, and customer experience.

Income tax expense was $2.1 million, or an effective rate of 24.9% for the quarter ended March 31, 2026, compared to income tax benefit of ($1.2) million, or an effective rate of 24.5% for the quarter ended March 31, 2025. For the quarter ended March 31, 2026, the effective tax rate differs from the statutory tax rate of 21% primarily due to state taxes, the impact of foreign operations, and non-deductible compensation offset by credits for research and development.

Net income was $6.4 million, or $1.14 per diluted share for the quarter ended March 31, 2026, compared to net loss of ($3.7) million, or $(0.71) per diluted share in the prior year quarter. During the quarter ended March 31, 2025, the Company recorded a right-of-use asset impairment on the manufacturing facility in Mexicali, Mexico.

Results of Operations for the nine months ended March 31, 2026 and 2025

Net sales were $343.8 million for the nine months ended March 31, 2026, compared to net sales of $326.5 million in the prior-year nine-month period, an increase of 5.3%. The increase in sales of $17.3 million was driven by higher unit volume of sourced soft seating products and pricing from tariff surcharges, partially offset by lower unit volume in our made-to-order soft seating products and homestyles branded ready-to-assemble products.

Gross margin as a percent of net sales for the nine months ended March 31, 2026, was 22.9%, compared to 21.6% for the prior-year nine-month period, an increase of 130 bps. The 130-bps increase was primarily driven by favorable sales composition of higher margin products, partially offset by the dilutive impact of tariffs.

Selling, general and administrative expenses increased $3.1 million in the nine months ended March 31, 2026, compared to the prior-year nine-month period. SG&A as a percentage of sales was 15.3% in the nine months ended March 31, 2026, compared to the prior-year nine-month period of 15.2%. The 10-bps increase was mainly due to investments in growth initiatives.

Income tax expense was $6.9 million, or an effective rate of 25.2%, during the nine months ended March 31, 2026, compared to income tax expense of $3.3 million in the prior-year nine-month period, or an effective tax rate of 25.6%. The effective tax rate for the nine months ended March 31, 2026, was primarily impacted by state taxes, the impact of foreign operations and nondeductible compensation, offset by credits for research and development.

Net income was $20.4 million, or $3.63 per diluted share for the nine months ended March 31, 2026, compared to net income of $9.5 million, or $1.70 per diluted share in the prior-year nine-month period. During the nine-month period ended March 31, 2025, the Company recorded a right-of-use asset impairment on the manufacturing facility in Mexicali, Mexico. In addition the Company recorded pre-tax gains related to the sale of its Dublin, Georgia facility and an ancillary building, formerly part of its Huntingburg, IN distribution center.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on March 31, 2026, was $142.2 million compared to $110.4 million on June 30, 2025. The $31.8 million increase in working capital was primarily due to an increase in cash of $17.3 million, other current assets of $13.2 million, an increase in trade receivables of $6.2 million, and a decrease in accounts payable of $1.7 million, a decrease in other current liabilities of $1.6 million, a decrease in other current liabilities of $0.8 million partially offset by a decrease in inventories of $8.6 million and an increase in operating lease of $0.4. Refer to discussion of working capital changes below, under Net cash provided by operating activities. Capital expenditures were $3.5 million during the nine months ended March 31, 2026.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Nine Months Ended
	March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$27,195	$21,353
Net cash (used in) provided by investing activities	(3,524)	6,003
Net cash (used in) financing activities	(6,394)	(9,483)
Increase in cash and cash equivalents	$17,277	$17,873

Net cash provided by operating activities

For the nine months ended March 31, 2026, net cash provided by operating activities was $27.2 million, primarily due to net income of $20.4 million, a decrease in inventories of $8.6 million and adjustments for non-cash items including stock-based compensation of $3.4 million, deferred income taxes $3.3 million, depreciation of $2.8 million, provision for credit losses of $0.3 million, partially offset by an increase in trade receivables of $6.5 million, a decrease in accrued liabilities of $3.7 million, a decrease in accounts payable of $1.3 million and an increase in other current assets of $0.1 million.

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

Net cash (used in) provided by investing activities

For the nine months ended March 31, 2026, net cash used in investing activities was $3.5 million due to capital expenditures.

For the nine months ended March 31, 2025, net cash provided by investing activities was $6.0 million due to proceeds from the sales of property, plant and equipment of $7.5 million, and corporate owned life insurance proceeds of $1.2 million, offset by capital expenditures of $2.7 million.

Net cash (used in) financing activities

For the nine months ended March 31, 2026, net cash used in financing activities was $6.4 million, primarily due to dividends paid of $3.3 million, shares withheld for tax payments on vested shares and options exercised of $2.0 million and treasury stock purchases of $1.1 million.

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

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders thereto. The Credit Agreement has a five-year term and provided for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Loan Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of March 31, 2026, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender, and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term "Payment Conditions" and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement (“Second Amendment to the Credit Agreement”) with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate (“SOFR”). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 4.99%, on March 31, 2026.

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

As of March 31, 2026, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of March 31, 2026, totaled $0.9 million.

Contractual Obligations

As of March 31, 2026, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. In the normal course of our business we are exposed to various types of market risks, including foreign currency risk, interest rate risk and inflation risk.

Foreign Currency Risk – During the quarters ended March 31, 2026 and 2025, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. The Company does not currently hedge this foreign currency risk. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company has exposure to changes in interest rates related to interest which accrues on our cash deposits as well as floating interest rates on our line of credit. Increases in interest rates benefit interest accrued on our cash deposits while also increasing our cost of borrowing. Declining interest rates decrease the value earned on our deposits while reducing our cost of borrowing. On March 31, 2026, the Company had no outstanding borrowings on its line of credit, exclusive of fees and letters of credit.

Inflation Risk – We are exposed to market risks from price inflation in raw materials, production costs, importation costs and domestic transportation costs. The cost to import furniture products and raw materials can be adversely affected by political issues in the countries where suppliers are located, as well as disruptions associated with shipping distances and negotiations with port employees. Other risks related to the cost of furniture product importation include government imposition of regulations and/or quotas; duties, taxes or tariffs on imports; and significant fluctuation in the value of the U.S. dollar against foreign currencies. Our upholstery manufacturing processes include wood and steel which can be impacted by commodity prices for these materials as well as petroleum based foam which can be impacted by the cost of crude oil prices and availability of starter chemicals to suppliers. Increased energy prices, notably fuel, will also impact the cost associated with transportation of materials and delivery of customer orders. Any of these factors could interrupt supply, increase costs, decrease demand, and decrease earnings.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2026.

(b) Changes in internal control over financial reporting. During the quarter ended March 31, 2026, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The following table summarizes the activity of the common stock repurchases made during the three months ended March 31, 2026.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
January 1, 2026, to January 31, 2026	—	$—	—	$28,870,242
February 1, 2026, to February 28, 2026	—	—	—	28,870,242
March 1, 2026, to March 31, 2026	—	—	—	28,870,242
Three months ended March 31, 2026	—	$—	—	$28,870,242

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	April 22, 2026	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)