Form 10-K
period 2026-06-30
FLEXSTEEL INDUSTRIES INC
filed 2026-08-19
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of August 19, 2026	4,091,741

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2025 (which was the last business day of the registrant’s most recently completed second quarter) was $193,381,286.

DOCUMENTS INCORPORATED BY REFERENCE

In Part III, portions of the registrant’s 2026 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

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

Item 1. Business

General

Flexsteel Industries, Inc. and Subsidiaries (the “Company,” “Flexsteel,” or “Our”) is one of the largest residential furniture manufacturers, importers, and marketers in the U.S. Flexsteel addresses different consumer groups through our core brand, Flexsteel, and several category-specific sub-brands: Zecliner, Statements, Zen, Perfect Match, and Pulse, all of which have unique value propositions tailored to specific consumer needs. We offer a wide assortment of product solutions for different areas within the home including stationary and motion sofas, loveseats, chairs, and sectionals, as well as bedroom furniture, dining tables and chairs, occasional and entertainment tables, and kitchen storage. For more than 130 years, Flexsteel has strived to create strong consumer value with unmatched quality, comfort, and durability, backed by innovation and highlighted by its patented Blue Steel Spring technology, designed to deliver lasting comfort and support. Today, Flexsteel products are available nationwide through retail partners and online channels.

The Company operates in one reportable segment, furniture products. The Company’s furniture products business involves the distribution of manufactured and imported products consisting of a broad line of furniture for the residential market.

Manufacturing and Offshore Sourcing

During the fiscal year ended June 30, 2026, the Company operated manufacturing facilities located in Juarez, Mexico. This ongoing manufacturing operation is integral to the Company’s product offerings and distribution strategy by offering smaller and more frequent product runs of a wider product selection. The Company identifies and eliminates manufacturing inefficiencies and adjusts manufacturing schedules frequently to meet customer requirements. The Company has established relationships with key suppliers to ensure prompt delivery of quality component parts. The Company’s production includes the use of selected component parts sourced offshore to enhance value in the marketplace.

The Company integrates manufactured products with finished products acquired from offshore suppliers who can meet quality specifications and lead-time requirements. The Company will continue to pursue and refine this blended product offering and supply chain strategy, offering customers the requisite amount of choice of made-to-order manufactured goods, and ready-to-deliver imported products. This blended focus on products allows the Company to provide a wide range of price points, styles and product categories to satisfy customer requirements.

Competition

The furniture industry is highly competitive and includes a large number of U.S. and foreign manufacturers and distributors, none of which dominate the market. The Company competes in markets with a large number of relatively small manufacturers; however, certain competitors have substantially greater sales volumes than the Company. The Company’s products compete based on style, quality, comfort, functionality, price, delivery, service and durability. The Company believes its patented, guaranteed-for-life Blue Steel Spring, manufacturing and sourcing capabilities, facility locations, commitment to customers, product quality, consumer insights, innovation, delivery, service, value and experienced production, sales, marketing and management teams, are some of its competitive advantages.

Seasonality

The Company’s overall business is not considered materially seasonal.

Foreign Operations

The Company has minimal export sales. On June 30, 2026, the Company had approximately 30 employees located in Asia to ensure Flexsteel’s quality standards are met and to coordinate the delivery of products acquired from overseas suppliers. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. The Company had approximately 900 employees located in Mexico on June 30, 2026. The four Mexico facilities total 1,061,000 square feet. As of June 30, 2026, the Company has not begun operations in the Mexicali facility and expects to sublease the facility until such time that demand necessitates the additional capacity. See “Risk Factors” in Item 1A and Note 2, Leases, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Customer Backlog

The approximate backlog of customer orders believed to be firm as of the end of the current fiscal year and the prior two fiscal years were as follows (in thousands):

June 30, 2026	June 30, 2025	June 30, 2024
$70,105	$66,465	$59,543

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

Artificial Intelligence ("AI")

The Company is leveraging AI to strengthen the efficiency and effectiveness of its operational execution.

Industry Factors

The Company has exposure to actions by governments, including tariffs, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Government Regulations

The Company is subject to various local, state, and federal laws, regulations and agencies that affect businesses generally, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Our compliance with federal, state and local laws and regulations did not have a material effect upon our capital expenditures, earnings or competitive position during the fiscal year ended June 30, 2026.

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

Trademarks and Patents

The Company relies on patents, trademarks, trade secrets, proprietary know-how and other intellectual property in connection with its products and brands, including improvement patents on its Blue Steel Spring, and registered trademarks. In addition, our furniture products are designed by the Company's own design staff and through the services of third-party designers. New models and designs of furniture, as well as new fabrics, are introduced continuously. We evaluate each new model or design for patentability and file patent applications for the United States on inventions, designs and improvements that we deem valuable, but these patents do expire at various times.

Employees

The Company had approximately 1,200 employees on June 30, 2026, including 6 employees who are covered by collective bargaining agreements. Substantially all of the Company's employees are full-time. Management believes it has good relations with employees.

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

Risks related to our industry:

Changes in U.S. trade policy, including the imposition of tariffs and other trade restrictions, could materially adversely affect our business, financial condition and results of operations.

We source certain finished products from foreign suppliers, primarily in Vietnam, and have significant manufacturing operations in Mexico. As a result, tariffs and other trade restrictions imposed by the United States can materially increase the cost of products we import into the United States. U.S. trade policy has changed significantly in recent years and remains subject to ongoing legal, political, and regulatory developments. Existing tariffs may be increased, extended, modified or replaced, scheduled tariff increases may take effect, and additional tariffs or trade restrictions may be imposed on products or countries that affect our business.

Increases in tariffs or other trade restrictions could increase our cost of goods sold, require price increases, disrupt our sourcing and manufacturing strategies, reduce our competitiveness, and adversely affect our relationships with suppliers and retail partners. Although we may seek to mitigate these impacts through pricing actions, supplier negotiations, sourcing adjustments or other measures, such efforts may not fully offset increased costs.

Tariffs and trade restrictions may also contribute to inflation, economic uncertainty, commodity price volatility and reduced consumer confidence. Because furniture purchases are generally discretionary such conditions may reduce consumer demand for our products.

Accordingly, changes in tariffs or other trade policies could materially adversely affect our net sales, profitability, cash flows and results of operations.

Claims relating to tariff refunds we have received could adversely affect our financial results.

Following the invalidation of certain tariffs previously imposed under the International Emergency Economic Powers Act, we became entitled to refunds of tariffs previously paid on certain imported products. As of June 30, 2026, we had received substantially all of our eligible refund claims.

Retail partners, suppliers, distributors or other parties may assert claims seeking reimbursement, credits or other payments relating to some or all of these tariff refunds. Any amounts we are required to pay, credit or otherwise settle in connection with such claims could reduce the benefit of the refunds received and adversely affect our financial condition, results of operations and cash flows.

Inflation and changes in foreign currency may impact our profitability.

Cost inflation, including significant increases in ocean container rates, tariffs, raw materials prices, labor rates, and domestic transportation costs, has and could continue to impact profitability. Imbalances between supply and demand for these resources may continue to exert upward pressure on costs.

The Company purchases raw materials, component parts, and certain finished goods from foreign external suppliers. Prices for these purchases are primarily negotiated in U.S. dollars on a purchase order basis. A negative shift in the U.S. dollar relative to the local currency of our supplier could result in price increases and negatively impact our cost structure. In addition, our manufactured products are produced in Mexico. The wages of our employees and certain other employee benefit and indirect costs are made in pesos. A negative shift in the value of the U.S. dollar against the peso could increase the cost of manufacturing. In addition, the Company has certain assets and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings.

Our ability to recover these cost increases through price increases may lag the cost increases, resulting in downward pressure on margins. In addition, price increases to offset rising costs could negatively impact demand for our products.

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

Additionally, a disruption in supply from foreign countries could adversely affect our ability to timely fill customer orders for those products and decrease our sales, earnings, and liquidity. The main foreign countries we source finished goods from are Vietnam and Mexico. Additionally, China and Italy are key sources of raw materials and components used in the manufacturing of finished goods. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

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

The furniture industry is very competitive and fragmented. The Company competes with U.S. and foreign manufacturers and distributors. As a result, the Company may not be able to maintain or raise the prices of its products in response to competitive pressures or increasing costs. Also, due to the large number of competitors and their wide range of product offerings, the Company may not be able to significantly differentiate its products (through function, value, technology integration, styling, finish, and other construction techniques) from those of its competitors.

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

Public health events could have a materially adverse effect on our ability to operate, our ability to keep employees safe from a pandemic, our results of operations, and financial condition.

During the initial height of the COVID-19 pandemic, purchases of home furnishings were heavily impacted as they are largely deferrable and heavily influenced by consumer sentiment. Public health organizations recommended, and many governments implemented, measures from time-to-time to slow and limit the transmission of the virus, including certain business shutdowns and shelter-in-place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as the potential shutdown of certain locations, decreased employee availability, potential border closures, and disruptions to the businesses of our selling channel partners, and others.

Our suppliers and customers may also face these and other challenges, which have led and could lead to a future disruption in our supply chain, raw material inflation or the inability to get the raw materials necessary to produce our products, increased shipping and transportation costs, as well as decreased consumer spending and decreased demand for our products.

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

The use of AI technologies may present risks, including inaccurate or unreliable outputs, data privacy and cybersecurity concerns, and potential regulatory or legal requirements that may evolve over time

We are evaluating and may use artificial intelligence ("AI") technologies in targeted circumstances to support certain business functions, including administrative, customer service, marketing, and operational activities. We have implemented an AI governance framework including Company policies, investment approvals, risk assessments, and Board oversight. Although we seek to use AI responsibly and maintain appropriate oversight of any AI-enabled tools, these technologies are rapidly developing and may not always perform as intended. Any failure to effectively manage risks associated with AI, including risks related to third-party AI service providers, could result in operational inefficiencies, increased costs, legal or regulatory exposure, or reputational harm. In addition, if competitors adopt AI technologies more effectively than we do, they may gain operational or competitive advantages. Any of these factors could adversely affect our business, financial condition, or results of operations.

The implementation of a new business information system could disrupt the business.

The Company continues to modernize our ERP systems. The Company takes great care in the planning and execution of these updates, however, implementation issues related to the transition could arise and may result in the following:

•
Disruption of the Company’s domestic and international supply chain;
•
Inability to fill customer orders accurately and on a timely basis;
•
Negative impact on financial results;
•
Inability to fulfill federal, state and local tax filing requirements in a timely and accurate manner; and
•
Increased demands of management and associates to the detriment of other corporate initiatives.

The Company’s participation in a multi-employer pension plan may have exposure under the plan that could extend beyond what its obligations would be with respect to its employees.

The Company participates in, and makes periodic contributions to, one multi-employer pension plan that covers union employees. Multi-employer pension plans are managed by trustee boards comprised of participating employer and labor union representatives, and the employers participating in a multi-employer pension plan are jointly responsible for maintaining the plan’s funding requirements. Based on the most recent information available to the Company, the present value of actuarially accrued liabilities of the multi-employer pension plan substantially exceeds the value of the assets held in trust to pay benefits. As a result of the Company’s participation, it could experience greater volatility in the overall pension funding obligations. The Company’s obligations may be impacted by the funded status of the plans, the plans’ investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. See Note 13, Benefit and Retirement Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

Future results may be affected by various legal proceedings and compliance risk, including those involving product liability, environmental, or other matters.

The Company faces the risk of exposure to product liability claims in the event the use of any of its products results in personal injury or property damage. In the event any of the Company’s products prove to be defective, it may be required to recall or redesign such products. The Company is also subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment. The Company could incur substantial costs, including legal expenses, as a result of the noncompliance with, or liability for cleanup or other costs or damages under, environmental laws. Given the inherent uncertainty of litigation, these various legal proceedings and compliance matters could have a material impact on the business, operating results, and financial condition. See Note 14, Commitments and Contingencies, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

We may experience impairment of our long-lived assets, which would decrease our earnings and net worth.

At June 30, 2026, we had $36.0 million in property, plant and equipment and $35.7 million in right-of-use assets associated with leased facilities. These long-lived assets are tested for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. The outcome of impairment testing could result in the write-down of all or a portion of the value of these assets. A write-down of our assets would, in turn, reduce our earnings and net worth. During the quarter ended March 31, 2025, the Company determined that the right of use asset related to our leased Mexicali, Mexico facility was not fully recoverable and recorded a pre-tax non-cash asset impairment charge of $14.1 million due to substantial changes in U.S. trade policy in early 2025 that created significant uncertainty in U.S.-Mexico trade relations, slowed foreign direct investment in Mexico, and greatly diminished tenant interest in subleasing the Mexicali facility. If capacity requirements do not necessitate the utilization of our leased Mexicali facility and we are unsuccessful at subleasing the facility in the future, the remaining carrying amount of the right of use asset associated with that lease may not be recoverable. A write-down of all or a portion of the remaining value of the Mexicali right of use asset could have a material impact on our earnings in the period of impairment. At June 30, 2026, the Company does not believe any further impairment indicators exist, but impairment assessment involves the use of considerable judgement and any change in future market or economic conditions could cause actual results to differ from estimates.

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

We generally grant payment terms between 10 and 60 days to customers, often without requiring collateral. Some of our customers have experienced, and may in the future experience, cash flow and credit-related issues. In the event of negative economic events such as economic recession or significant decline in consumer demand, supply chain disruptions, weather events or natural disasters, public health events or other unforeseen issues with negative economic impact to our customers, which have occurred in the past, we may not be able to collect amounts owed to us. While we perform credit evaluations of our customers, those evaluations may not prevent uncollectible trade accounts receivable. Credit evaluations involve significant management diligence and judgment, especially in the current environment. Should customers experience liquidity issues beyond what we anticipate, if payment is not received on a timely basis, or if a customer declares bankruptcy or closes stores, we may have difficulty collecting amounts owed to us by these customers, which could adversely affect our sales, earnings, financial condition, and liquidity. In addition, we have receivables for recoverable value added tax paid under such regimes in foreign jurisdictions, primarily Mexico. The collection of these amounts is subject to approval by foreign governmental agencies who evaluate the claims. Any actions taken by those agencies to delay, limit or deny the amounts submitted or retroactive changes in legislation surrounding these regimes may impact our ability to recover these amounts.

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

Governance

The Board of Directors is responsible for the oversight of our cybersecurity risk management program. On a quarterly basis, our Chief Information Officer (CIO) provides a cybersecurity status report and update to the Board of Directors, which includes a scorecard of cybersecurity threats, updates on key initiatives, and any changes in trends that may impact the Company. The CIO reports directly to the President and Chief Executive Officer (CEO) and meets regularly with him, the Chief Financial Officer, and other members of the Executive Leadership Team. The CIO has over 25 years of experience in IT Operations and is supported by a 3rd party cybersecurity firm for managed cyber security services and comprehensive focus on the program.

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

Item 2. Properties

The Company owns the following facilities as of June 30, 2026:

	Approximate
Location	Size (square feet)	Principal Operations
Edgerton, Kansas	500,000	Distribution
Huntingburg, Indiana	337,000	Distribution
Dubuque, Iowa	40,000	Corporate Office

The Company leases the following facilities as of June 30, 2026:

	Approximate
Location	Size (square feet)	Principal Operations
Mexicali, Mexico	508,000	Manufacturing
Greencastle, Pennsylvania	206,000	Distribution
Juarez, Mexico	225,000	Manufacturing
Juarez, Mexico	197,000	Manufacturing
Juarez, Mexico	131,000	Manufacturing
High Point, North Carolina	60,000	Showroom
El Paso, Texas	38,000	Warehouse
High Point, North Carolina	15,000	Design and Engineering Center
Las Vegas, NV	10,000	Showroom
Shenzhen, China	2,000	Office
Bangkok, Thailand	1,000	Office
Binh Duong, Vietnam	1,000	Office

See Note 2, Leases, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the leased assets.

Item 3. Legal Proceedings

See Note 14, Commitments and Contingencies, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for discussion of legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol FLXS.

Holders of Record

The Company had 187 registered holders of common stock and estimates there were approximately 3,000 beneficial holders of common stock of the Company as of June 30, 2026. The payment of future cash dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on its earnings, capital requirements and operating and financial condition.

Purchases of Equity Securities

On December 11, 2024, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock.

The following table details shares repurchased by the Company during the three months ended June 30, 2026.

	Total Number		Average		Total Number	Approximate Dollar Value
	of Shares		Price Paid		of Shares Purchased	of Shares that May Yet
Period	Purchased		per Share		as Part of Plan	Be Purchased
April 1, 2026, to April 30, 2026	1,279,870	1	$47.00	1	31,026	$28,868,691
May 1, 2026, to May 31, 2026	—		—		31,026	28,868,691
June 1, 2026, to June 30, 2026	4,259		66.72		35,285	28,584,297
As of June 30, 2026	1,284,129		$66.72		35,285	$28,584,297

1 On April 26, 2026, the Company entered into a stock repurchase agreement for the purchase by the Company of 1,279,870 shares of the Company’s common stock in a privately-negotiated transaction at a purchase price of $47.00 per share and for a total purchase price of approximately $60.2 million.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the fiscal years ended June 30, 2026, 2025, and 2024. Amounts presented are percentages of the Company’s net sales.

	For the years ended June 30,
	2026	2025	2024
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	75.3	77.8	78.9
Gross margin	24.7	22.2	21.1
Selling, general and administrative expenses	15.4	15.1	17.1
Restructuring expense	—	—	0.7
Right-of-use asset impairment	—	3.2	—
(Gain) on sale of real estate	—	(0.2)	—
(Gain) on disposal of assets held for sale	—	(2.0)	(0.8)
Operating income	9.3	6.0	4.1
Interest income	0.3	0.1	0.0
Interest (expense)	—	—	(0.4)
Income before income taxes	9.5	6.1	3.8
Income tax provision	2.3	1.5	1.2
Net income and comprehensive income	7.2%	4.6%	2.6%

Fiscal 2026 Compared to Fiscal 2025

Net sales were $459.2 million for the year ended June 30, 2026, compared to net sales of $441.1 million in the prior year, an increase of $18.1 million or 4.1%. The increase in sales was primarily driven by $28.0 million of growth in soft seating products, partially offset by a $9.0 million decline in homestyles branded ready-to-assemble product sales and $0.9 million decline in Flexsteel branded casegoods.

Gross margin for the year ended June 30, 2026, was 24.7%, compared to 22.2% for the prior fiscal year, an increase of 250 basis points (“bps”). The 250-bps increase was primarily driven by a 200-bps benefit from the International Emergency Economic Powers Act ("IEEPA") Tariff Refunds received and to a lesser extent favorable mix driven by product and customer portfolio optimization initiatives.

Selling, general, and administrative (“SG&A”) expenses increased by $4.2 million in the year ended June 30, 2026, compared to the prior fiscal year. As a percentage of net sales, SG&A expense was 15.4% in fiscal year 2026 compared to 15.1% of net sales in the prior fiscal year. The increase of 30-bps is primarily due to a 70-bps benefit from fixed cost leverage on higher sales volume offset by 70-bps increase in investments in consumer insights, new products and marketing to execute our growth strategy and a 30-bps increase from higher incentive compensation expense.

Income tax expense was $10.7 million, or an effective rate of 24.4%, for the year ended June 30, 2026, compared to income tax expense of $6.8 million in the prior year, or an effective tax rate of 25.3%. The current year effective tax rate was primarily impacted by lower non-deductible compensation, effect of state and foreign taxes, partially offset by stock-based compensation and a research and development credit benefit. The prior year tax rate was primarily impacted by the effect of state and foreign taxes, offset by a research and development credit benefit. The Company adjusted its provision for income tax and measurement of deferred tax assets in accordance with the One Big Beautiful Act ("OBBBA"). See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Net income was $33.1 million, or $6.07 per diluted share for the year ended June 30, 2026, compared to net income of $20.2 million, or $3.55 per diluted share in the prior year.

On July 31, 2025, the President of the United States issued an executive order intended to clarify certain matters related to previously issued executive orders on tariffs. This executive order included, among other things, an increase in the country specific tariff from 10%

to 20% on goods imported from Vietnam. Accordingly, both our seating and case goods products sourced from Vietnam were subject to tariffs under IEEPA during this period. In addition, beginning in October 2025, substantially all of the seating products we source from Vietnam and manufacture in Mexico became subject to a 25% tariff under Section 232 of the Trade Expansion Act of 1962 pursuant to the Presidential Proclamation Adjusting Imports of Timber, Lumber, and their Derivative Products into the United States. For these seating products, the Section 232 tariff superseded the previously applicable IEEPA tariffs. Our case goods products sourced from Vietnam continued to be subject to the applicable IEEPA tariffs until February 2026, when the U.S. Supreme Court held that the tariffs imposed under IEEPA exceeded the authority granted under that statute. Following the Supreme Court's decision, a temporary 10% global import surcharge was imposed under Section 122 of the Trade Act of 1974 and became applicable to our case goods products sourced from Vietnam. On July 24, 2026, the U.S. implemented a new tariff framework under Section 301 of the Trade Act of 1974. The new framework imposes tariffs of either 10% or 12.5% on imports from certain trading partners, including Vietnam. This Section 301 tariff applies to bedroom, dining and occasional casegood products we source from Vietnam. The majority of our seating products sourced from Vietnam and manufactured in Mexico remain subject to the 25% Section 232 tariffs which, under the existing proclamation, is scheduled to increase to 30% effective January 1, 2027, unless modified prior to that date, and are generally not subject to the additional Section 301 tariffs. In addition, as a result of the U.S. Supreme Court's February 2026 decision regarding the IEEPA tariff program, the U.S. Court of International Trade ordered the U.S. government to process refunds of tariffs collected under the IEEPA tariff program. These refunds relate only to tariffs imposed under the IEEPA authority and do not affect the Section 232 tariffs that continue to apply to the majority of the Company's upholstered seating products.

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

Selling, general, and administrative (“SG&A”) expenses decreased by $3.7 million in the year ended June 30, 2025, compared to the prior fiscal year. As a percentage of net sales, SG&A expense was 15.1% in fiscal year 2025 compared to 17.1% of net sales in the prior fiscal year. The decrease of 200-bps is primarily due to fixed cost leverage on higher sales volume and structural cost savings partially offset by investments in growth initiatives. The prior year SG&A expense also included a $1.5 million expense due to CEO transition costs associated with the revaluation of previously awarded equity awards which did not recur in the year ended June 30, 2025.

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

Income tax expense was $6.8 million, or an effective rate of 25.3%, for the year ended June 30, 2025, compared to income tax expense of $5.0 million in the prior year, or an effective tax rate of 32.3%. The current year effective tax rate was primarily impacted by the effect of state and foreign taxes, offset by a research and development credit benefit. The prior year tax rate was impacted by the effect of state taxes, nondeductible stock compensation, and foreign taxes, offset by a research and development credit benefit. See Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for more information.

Net income was $20.2 million, or $3.55 per diluted share for the year ended June 30, 2025, compared to net income of $5.5 million, or $1.91 per diluted share in the prior year.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on June 30, 2026, was $82.7 million compared to $110.4 million on June 30, 2025. The $27.7 million decrease in working capital is primarily due to an increase in trade receivables of $7.4 million, an increase in inventories of $1.5 million, an increase in other current assets of $0.4 million, a decrease in other current liabilities of $1.4 million, and a decrease of insurance costs of $0.5 million partially offset by a decrease in cash of $23.3 million, an increase in accounts payable of $10.6 million, an increase in sales and advertising of $2.2 million, an increase in payroll and related items of $2.2 million and an increase in operating lease of $0.6 million. Capital expenditures were $3.9 million for the fiscal year ended June 30, 2026.

A summary of operating, investing, and financing cash flow is shown in the following table:

	For the years ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$51,517	$36,979
Net cash (used in) provided by investing activities	(3,920)	9,432
Net cash (used in) financing activities	(70,925)	(11,166)
(Decrease) increase in cash and cash equivalents	$(23,328)	$35,245

Net cash provided by operating activities

For the year ended June 30, 2026, cash provided by operating activities was $51.5 million, which primarily consisted of net income of $33.1 million, adjusted for non-cash items including stock-based compensation of $4.6 million, deferred income taxes of $4.5 million, depreciation of $3.8 million and provision for credit losses of $0.2 million. Net cash provided by operating assets and liabilities was $5.3 million and was primarily due to an increase in accounts payable of $10.9 million due to timing of inventory purchases, a decrease in other assets of $3.5 million primarily driven by collections of VAT receivables, partially offset by an increase in trade receivables of $7.6 million due to timing of shipments and an increase in inventories of $1.5 million.

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

Net cash (used in) provided by investing activities

For the year ended June 30, 2026, net cash used in investing activities was $3.9 million, due to capital expenditures.

For the year ended June 30, 2025, net cash provided by investing activities was $9.4 million, primarily due to proceeds of $11.6 million from the sales of property, plant and equipment, and corporate owned life insurance proceeds of $1.2 million, offset by capital expenditures of $3.3 million.

Net cash (used in) financing activities

For the year ended June 30, 2026, net cash used in financing activities was $70.9 million, primarily due to common stock repurchases of $63.7 million, dividends paid of $4.4 million and $2.8 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

For the year ended June 30, 2025, net cash used in financing activities was $11.2 million, primarily due to proceeds from lines of credit of $202.3 million, offset by payments on lines of credit of $207.3 million, dividends paid of $3.6 million, and $2.8 million for tax payments on employee vested restricted shares netted with proceeds from the issuance of common stock.

Financing Arrangements

Line of Credit

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61% or an effective interest rate of 4.98% on June 30, 2026.

On June 3, 2025, the Company, at the borrower, entered into a third amendment to its Credit Agreement ("Third Amendment to the Credit Agreement") with Wells Fargo Bank, NA. The amendment reduced the maximum revolving line of credit amount to $55 million and modified certain definitions in the Credit Agreement which included dollar figures derived from the maximum revolver amount. The Company initiated the amendment to better align with current and projected borrowing availability under the Credit Agreement.

As of June 30, 2026, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2026, totaled $0.9 million.

Subsequent to fiscal year end, on August 18, 2026 the Company, as the borrower, entered into a new $30.0 million secured revolving credit facility that replaces the Credit Agreement. The new facility reduces the Company's maximum borrowing capacity from $55.0 million to $30.0 million but extends availability with a new maturity date of August 18, 2029 and is expected to better align with current needs and adequately support the Company’s anticipated future requirements for working capital and general corporate purposes.

See Note 9, Credit Arrangements, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Contractual Obligations

The following table summarizes our contractual obligations on June 30, 2026, and the effect these obligations are expected to have on our liquidity and cash flow in the future (in thousands):

			2-3	4-5	More than
	Total	1 Year	Years	Years	5 Years
Operating lease obligations	$58,342	$10,255	$18,974	$15,798	$13,315
Warehouse management obligation	1,735	1,388	347	—	—

Outlook

Our focus for fiscal year 2027 will be to continue to operate with agility, maintain disciplined cost control, protect our financial position, and invest in the capabilities that we believe will drive long-term growth and shareholder value creation.

Critical Accounting Policies

The discussion and analysis of our consolidated financial statements and results of operations are based on our consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America. Preparation of these consolidated financial statements requires the use of estimates and judgments that affect the reported results. We use estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for such items as the collectability of trade accounts receivable and inventory valuation. Ultimate results may differ from these estimates under different assumptions or conditions.

Allowance for Credit Losses – We establish an allowance for expected credit losses to reduce trade accounts receivable to an amount that reasonably approximates their net realizable value. The allowance is established through a review of open accounts, historical collection, and historical write-off amounts. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements.

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

Valuation of Long-Lived Assets – We periodically review the carrying value of long-lived assets and estimated depreciable or amortizable lives for continued appropriateness. This review is based upon projections of anticipated future cash flows and is performed whenever events or changes in circumstances indicate that asset carrying values may not be recoverable or that the estimated depreciable or amortizable lives may have changed. For long-lived assets, including right-of-use lease assets, if the net book value of the asset is greater than its estimated fair value less cost to sell, an impairment is recorded for the excess of net book value over estimated fair value less cost to sell. We recorded $14.1 million of impairments in the fiscal year 2025 related to our Mexicali facility lease right-of-use asset. See Note 2, Leases, for the Company’s lease disclosures. No impairments were recorded in fiscal years 2026 and 2024.

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

At June 30, 2026, the Company determined that based on the weight of available evidence, we will be able to recover our deferred tax assets. The realization of our deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income, including but not limited to any future restructuring activities may require that we establish a valuation allowance against our deferred tax assets. Establishing a valuation allowance or an increase in the valuation allowance could result in additional income tax expense in such a period and could have a significant impact on our future earnings. Refer to Note 10, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information.

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

Foreign Currency Risk – During fiscal years 2026, 2025, and 2024, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the peso could increase the cost of our manufactured product. In addition, the Company has certain asset and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. During the third quarter of fiscal year 2025, we utilized a derivative instrument to reduce our exposure to foreign currency risk from changes in the peso’s exchange rate for this exposure. This instrument expired on March 31, 2025, without being utilized and the Company does not currently hedge foreign currency risk. See “Risk Factors” in Item 1A in this Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company’s primary market risk exposure regarding financial instruments is changes in interest rates. On June 30, 2026, the Company had no outstanding balance on its line of credit.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flexsteel Industries, Inc. and subsidiaries (the "Company") as of June 30, 2026 and June 30, 2025, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and June 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 19, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company has inventories of $90.6 million as of June 30, 2026. The Company records inventories at the lower of cost or net realizable value utilizing the first-in, first-out (“FIFO”) method. The Company’s inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized. Markdowns establish a new cost basis for the Company’s inventories. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

Given the quantitative and qualitative materiality of the balance, coupled with the judgments and subjectivity involved to estimate the markdowns to the net realizable value of inventories, auditing management's estimates of net realizable value required subjective auditor judgment.

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
•
We tested management's methodology to determine the markdowns to net realizable value of inventory through inquiries of management, and evaluation of accounting policies and process documentation.
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
August 19, 2026

We have served as the Company’s auditor since 1965.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flexsteel Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Flexsteel Industries, Inc. and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 19, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
August 19, 2026

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands)

	June 30,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,678	$40,006
Trade receivables - less allowances: June 30, 2026, $2,040, June 30, 2025, $1,790	42,658	35,229
Inventories	90,593	89,135
Other	8,444	8,002
Total current assets	158,373	172,372
NONCURRENT ASSETS:
Property, plant and equipment, net	35,972	36,212
Operating lease right-of-use assets	35,672	41,545
Deferred income taxes	7,928	12,444
Other assets	16,064	19,913
TOTAL	$254,009	$282,486

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$36,238	$25,617
Current portion of operating lease liabilities	8,397	7,809
Accrued liabilities:
Payroll and related items	13,411	11,260
Insurance	1,414	1,950
Sales and advertising related items	10,241	8,061
Other	5,964	7,317
Total current liabilities	75,665	62,014
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	43,499	51,561
Other liabilities	1,350	1,049
Total liabilities	120,514	114,624
COMMITMENTS AND CONTINGENCIES (Note 14)
SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,629 shares issued and 4,107 shares outstanding as of June 30, 2026; 8,514 shares issued and 5,307 shares outstanding as of June 30, 2025	8,629	8,514
Additional paid-in capital	41,110	40,644
Treasury stock, at cost; 4,522 shares as of June 30, 2026, and 3,207 as of June 30, 2025	(135,478)	(71,731)
Retained earnings	219,234	190,435
Total shareholders' equity	133,495	167,862
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$254,009	$282,486

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income AND COMPREHENSIVE INCOME

(Amounts in thousands, except per share data)

	For the years ended June 30,
	2026	2025	2024
Net sales	$459,178	$441,073	$412,752
Cost of goods sold	345,742	343,129	325,508
Gross profit	113,436	97,944	87,244
Selling, general and administrative expenses	70,886	66,696	70,444
Restructuring expense	—	—	2,982
Right-of-use asset impairment	—	14,079	—
(Gain) on sale of real estate	—	(753)	—
(Gain) on disposal of assets held for sale	—	(8,693)	(3,262)
Operating income	42,550	26,615	17,080
Other income (expense):
Interest income	1,288	421	20
Interest (expense)	(22)	(70)	(1,550)
Income before income taxes	43,816	26,966	15,550
Income tax provision	10,688	6,812	5,022
Net income and comprehensive income	$33,128	$20,154	$10,528
Weighted average number of common shares outstanding:
Basic	5,125	5,249	5,170
Diluted	5,456	5,678	5,519
Earnings per share of common stock
Basic	$6.46	$3.84	$2.04
Diluted	$6.07	$3.55	$1.91

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in thousands)

	Total Par
	Value of
	Common		Treasury	Retained
	Shares ($1 Par)	Capital	Stock	Earnings	Total
Balance at June 30, 2023	$8,292	$36,605	$(70,072)	$166,796	$141,621
Stock-based compensation	24	4,622	—	—	4,646
Vesting of restricted stock units	88	(1,739)	—	—	(1,651)
Stock options exercised, net	3	85	—	—	88
Treasury stock purchases	—	—	(1,659)	—	(1,659)
Cash dividends declared	—	—	—	(3,206)	(3,206)
Net income	—	—	—	10,528	10,528
Balance at June 30, 2024	$8,407	$39,573	$(71,731)	$174,118	$150,367
Stock-based compensation	14	3,855	—	—	3,869
Vesting of restricted stock units	29	(823)	—	—	(794)
Stock options exercised, net	64	(1,961)	—	—	(1,897)
Cash dividends declared	—	—	—	(3,837)	(3,837)
Net income	—	—	—	20,154	20,154
Balance at June 30, 2025	$8,514	$40,644	$(71,731)	$190,435	$167,862
Stock-based compensation	13	4,539	—	—	4,552
Vesting of restricted stock units	100	(4,141)	—	—	(4,041)
Stock options exercised, net	2	68	—	—	70
Treasury stock purchases	—	—	(63,747)	—	(63,747)
Cash dividends declared	—	—	—	(4,329)	(4,329)
Net income	—	—	—	33,128	33,128
Balance at June 30, 2026	8,629	41,110	(135,478)	219,234	133,495

Cash dividends declared per common share were $0.85, $0.71, and $0.60 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the years ended June 30,
	2026	2025	2024
OPERATING ACTIVITIES:
Net income	$33,128	$20,154	$10,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,827	3,654	3,997
Deferred income taxes	4,516	(3,837)	(1,454)
Stock-based compensation expense	4,552	3,869	4,647
Provision for credit losses	168	(244)	(160)
Right-of-use asset impairment	—	14,079	—
Loss (gain) on disposition of property, plant and equipment	92	(9,446)	(2,839)
Changes in operating assets and liabilities:
Trade receivables	(7,596)	9,253	(5,910)
Inventories	(1,458)	7,441	25,499
Other current and non-current assets	3,396	(8,548)	(8,199)
Accounts payable - trade	10,862	(579)	1,373
Accrued liabilities	(281)	830	4,177
Other long-term liabilities	311	353	224
Net cash provided by operating activities	51,517	36,979	31,883
INVESTING ACTIVITIES:
Proceeds from sale of investments	—	1,155	—
Proceeds from sales of property, plant and equipment	21	11,535	4,179
Capital expenditures	(3,941)	(3,258)	(4,772)
Net cash (used in) provided by investing activities	(3,920)	9,432	(593)
FINANCING ACTIVITIES:
Dividends paid	(4,375)	(3,556)	(3,219)
Treasury stock purchases	(63,746)	—	(1,659)
Proceeds from lines of credit	9,000	202,344	367,818
Payments on lines of credit	(9,000)	(207,262)	(391,270)
Proceeds from issuance of common stock	70	141	88
Shares withheld for tax payments on vested shares and options exercised	(2,874)	(2,833)	(1,652)
Net cash (used in) financing activities	(70,925)	(11,166)	(29,894)
(Decrease) increase in cash and cash equivalents	(23,328)	35,245	1,396
Cash and cash equivalents at beginning of year	40,006	4,761	3,365
Cash and cash equivalents at end of year	$16,678	$40,006	$4,761

SUPPLEMENTAL INFORMATION
Interest paid	22	107	1,694
Interest received	1,288	421	—
Cash paid for income taxes, net	8,109	9,397	4,296
Capital expenditures in accounts payable	149	390	23

See accompanying Notes to Consolidated Financial Statements.

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company,” “Flexsteel,” or “Our”) is one of the largest residential furniture manufacturers, importers, and marketers in the U.S. Flexsteel addresses different consumer groups through our core brand, Flexsteel, and several category-specific sub-brands: Zecliner, Statements, Zen, Perfect Match, and Pulse, all of which have unique value propositions tailored to specific consumer needs. We offer a wide assortment of product solutions for different areas within the home including stationary and motion sofas, loveseats, chairs, and sectionals, as well as bedroom furniture, dining tables and chairs, occasional and entertainment tables, and kitchen storage. For more than 130 years, Flexsteel has strived to create strong consumer value with unmatched quality, comfort, and durability, backed by innovation and highlighted by its patented Blue Steel Spring technology, designed to deliver lasting comfort and support. Today, Flexsteel products are available nationwide through retail partners and online channels.

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

FAIR VALUE – The Company’s cash and cash equivalents, investments, accounts receivable, other current assets, accounts payable and certain accrued liabilities are carried at amounts that approximate their fair value due to their short-term nature. Under GAAP, financial assets and liabilities measured at fair value are classified into one of three levels based on the inputs used in the valuation:: Level 1: Quoted market prices in active markets for identical assets and liabilities; Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data; or Level 3: Unobservable inputs that are not corroborated by market data. The Company has not changed its valuation techniques in measuring the fair value of any financial assets and liabilities during the period.

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

INVENTORIES – Inventories are stated at the lower of cost or net realizable value utilizing the first‑in - first‑out (“FIFO”) method. Cost of manufactured inventory includes materials, freight, import duties and tariffs, labor and overhead. In addition, sourced finished goods inventory includes the purchase price of the product and capitalized freight, import duties and tariffs, and warehousing costs. Our inventory valuation reflects markdowns for the excess of the cost over the amount expected to be realized and considers obsolete and excess inventory. Markdowns establish a new cost basis for the Company’s inventory. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdowns or an increase in that newly established cost basis.

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

Occasionally, the Company receives deposits from customers before it has transferred control of the product to customers, resulting in contract liabilities. These contract liabilities are reported within “Accounts payable - trade” in the consolidated balance sheets. The Company had $0.44 million and $0.25 million of customer deposits as of June 30, 2026 and 2025, respectively.

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

ADVERTISING COSTS – are charged to selling, general and administrative expenses in the periods incurred. The Company conducts no direct-response advertising programs and there are no assets related to advertising recorded on the consolidated balance sheets. Advertising expenditures, primarily shared customer advertising in which an identifiable benefit is received and national trade-advertising programs, were approximately $5.5 million, $3.4 million, and $5.9 million in fiscal years 2026, 2025, and 2024, respectively.

DESIGN, RESEARCH, AND DEVELOPMENT COSTS – are charged to selling, general and administrative expenses in the periods incurred. Expenditures for design, research, and development costs were approximately $2.6 million, $2.1 million, and $2.1 million in fiscal years 2026, 2025, and 2024, respectively.

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

	June 30,
(in thousands)	2026	2025	2024
Basic shares	5,125	5,249	5,170

Potential common shares:
Stock options	101	100	117
Long-term incentive plan	230	329	232

Diluted shares	5,456	5,678	5,519

Anti-dilutive shares	3	6	37

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

TREASURY STOCK – Treasury stock purchases are stated at cost and presented as a reduction of equity on the consolidated balance sheets. As of June 30, 2026, the Company has purchased a total of 4,522,313 shares at a cost of $135.5 million under approved share repurchase programs and has $28.6 million remaining in the share repurchase program approved in December 2024.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS – In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. The amendments in this ASU are intended to increase transparency through enhanced income tax disclosures, primarily related to the rate reconciliation and income taxes paid. The Company adopted this guidance effective as of the end of fiscal 2026. The adoption affected the Company's income tax disclosures but did not have an impact on its financial position, results of operations, or cash flows. See Note 10, Income Taxes, for additional information.

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

For the year ended June 30, 2026, the Company evaluated the triggering events described in ASC 360-10-35-21 and considered current operating, market, legal and economic conditions. Based on this evaluation, management concluded that no new events or changes in circumstances occurred during the year that would indicate the carrying amount of the Mexicali ROU asset may not be recoverable. Accordingly, management determined that an additional recoverability test under ASC 360 was not required. The remaining carrying value of the Mexicali ROU asset, after reflecting normal current-year lease accounting activity, lease was $12.4 million as of June 30, 2026. No impairment was recognized during the year.

The components of the Company’s leases reflected on the Company’s consolidated statements of income were as follows:

(in thousands)	June 30, 2026	June 30, 2025
Operating lease expense	$8,438	$8,643
Variable lease expense	1,832	1,661
Total lease expense	$10,270	$10,304

Other information related to leases and future minimum lease payments under non-cancellable operating leases were as follows:

Fiscal year	June 30, 2026	June 30, 2025
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,037	$9,698

Cash received from subleasing of operating lease:
Operating cash flows received from subleasing of operating lease	$—	$594

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$456	$4,119

Weighted-average remaining lease term (in years):
Operating leases	6.3	7.2

Weighted-average discount rate:
Operating leases	3.9%	4.0%

Fiscal year		June 30, 2026
(in thousands)
Payments in FY2027		$10,255
FY2028		10,025
FY2029		8,949
FY2030		8,713
FY2031		7,085
Thereafter		13,315
Total future minimum lease payments		$58,342
Less imputed interest		6,446
Lease liability		$51,896

3. INVENTORIES

A comparison of inventories is as follows:

	June 30,
(in thousands)	2026	2025
Raw materials	$9,097	$11,114
Work in process and finished parts	$1,753	2,632
Finished goods	$79,743	75,389
Total	$90,593	$89,135

4. PROPERTY, PLANT AND EQUIPMENT

A comparison of property, plant and equipment is as follows:

	Estimated	June 30,
(in thousands)	Life (Years)	2026	2025
Land		$3,175	$3,175
Buildings and improvements	5-39	39,067	38,455
Machinery and equipment	3-7	21,079	20,281
Delivery equipment	3-5	2,594	2,241
Furniture and fixtures	3-7	3,173	3,248
Computer software and hardware	3-7	10,040	10,118
Construction in progress		843	3,301
Total		79,971	80,819
Less accumulated depreciation		(43,999)	(44,607)
Net		$35,972	$36,212

The Company recognized impairment charges of $0.1 million, nil, and $0.1 million for fiscal years 2026, 2025, and 2024, respectively.

5. RESTRUCTURING

Manufacturing Network Optimization

On February 5, 2024, the Company announced its plan to close its Dublin, Georgia manufacturing facility. The closure was completed in the fourth quarter of fiscal year 2024. As a result of the closure the Company incurred cumulative restructuring expense and related costs of $3.0 million as of June 30, 2024. See Note 6, Assets Held For Sale, for more information.

The following is a summary of restructuring costs:

	For the years ended June 30,
(in thousands)	2026	2025	2024
One-time employee termination benefits	—	—	2,558
Fixed asset impairments	—	—	74
Other associated costs	—	—	350
Total restructuring and related expenses	$—	$—	$2,982
Reported as:
Operating expenses	$—	$—	$2,982

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

There are no assets held for sale as of June 30, 2026.

7. OTHER NONCURRENT ASSETS

	June 30,
(in thousands)	2026	2025
VAT receivable	15,121	19,041
Other	943	872
Total	$16,064	$19,913

8. ACCRUED LIABILITIES – OTHER

	June 30,
(in thousands)	2026	2025
Dividends	$1,208	$1,255
Warranty	1,001	915
Income taxes	—	1,345
Other	3,755	3,802
Total	$5,964	$7,317

9. CREDIT ARRANGEMENTS

On September 8, 2021, the Company, as the borrower, entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), and the other lenders party thereto. The Credit Agreement has a five-year term and provides for up to an $85 million revolving line of credit. Subject to certain conditions, the Credit Agreement also provides for the issuance of letters of credit in an aggregate amount up to $5 million which, upon issuance, would be deemed advances under the revolving line of credit. Proceeds of borrowings were used to refinance all indebtedness owed to a prior lender and for working capital purposes. The Company’s obligations under the Credit Agreement are secured by substantially all its assets, excluding real property. The Credit Agreement contains customary representations, warranties, and covenants, including a financial covenant to maintain a fixed coverage ratio of not less than 1.00 to 1.00. In addition, the Credit Agreement places restrictions on the Company’s ability to incur additional indebtedness, to create liens or other encumbrances, to sell or otherwise dispose of assets, and to merge or consolidate with other entities. As of June 30, 2026, management believes the Company was in compliance with all covenants.

On April 18, 2022, the Company, as the borrower, entered into a first amendment to the Credit Agreement (“First Amendment to the Credit Agreement”), with the Lender and the lenders thereto. The amendment to the Credit Agreement changed the definition of the term ‘Payment Conditions’ and further defined default or event of default and the calculation of the Fixed Charge Coverage Ratio.

Subject to certain conditions, borrowings under the Credit Agreement initially bore interest at LIBOR plus 1.25% or 1.50% per annum. On May 24, 2023, the Company entered into a second amendment to the Credit Agreement ("Second Amendment to the Credit Agreement") with the Lender to transition the applicable interest rate from LIBOR to Secured Overnight Financing Rate ("SOFR"). Effective as of the date of the Second Amendment to the Credit Agreement, borrowings under the amended Credit Agreement bear interest at SOFR plus 1.36% to 1.61%, or an effective interest rate of 4.98% on June 30, 2026.

On June 3, 2025, the Company entered into a third amendment to its Credit Agreement ("Third Amendment to the Credit Agreement") with Wells Fargo Bank, NA. The amendment reduced the maximum revolving line of credit amount to $55 million and modified certain definitions in the Credit Agreement which include dollar figures derived from the maximum revolver amount. The Company initiated the amendment to better align with current and projected borrowing availability under the Credit Agreement.

As of June 30, 2026, there were no outstanding borrowings under the Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding at the Lender as of June 30, 2026, totaled $0.9 million.

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

The One Big Beautiful Bill Act (“OBBBA”), enacted into law on July 4, 2025, introduced significant changes to the U.S. federal income tax laws. The OBBBA made permanent certain expiring provisions of the Tax Cuts and Job Act of 2017 (TCJA) and modified other provisions of the TCJA, as well as the Inflation Reduction Act of 2022 (the “IRA”). These changes included the permanent extension of 100% “bonus” depreciation for certain property, the permanent restoration of the tax-basis EBITDA-based limitation on the deductibility of business interest expense subject to certain modifications to the computation of tax-basis EBITDA, and the immediate expensing of qualified domestic research and development expenses. The OBBBA contained various effective dates with certain provisions becoming effective in 2025 and others in 2026 and beyond. The Company has reflected the impact of the OBBBA on current and deferred income taxes in its Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income.

Income tax expense was calculated based upon the following components of income (loss) before income taxes for the years ended June 30:

(in thousands)	2026	2025	2024
United States	$41,194	$24,028	$15,348
Foreign	2,622	2,938	202
Income before income taxes	$43,816	$26,966	$15,550

The income tax provision is as follows for the years ended June 30:

(in thousands)	2026	2025	2024
Current
Federal	$3,685	$7,847	$4,708
State	1,670	2,061	1,134
Foreign	816	741	634
Deferred
Federal	4,244	(3,523)	(2,080)
State	273	(314)	626
Foreign	—	—	—
Total	$10,688	$6,812	$5,022

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate in accordance with the guidance in ASU 2023-09 is as follows for the years ended June 30, 2026:

	June 30, 2026
(in thousands)	Amount	Rate
Federal statutory tax rate	$9,201	21.0%
State and local income taxes, net of federal income tax effect*	1,259	2.9
Foreign tax effects	265	0.6
Effect of cross border tax laws	46	0.1
Tax credits	(287)	(0.7)
Nontaxable or nondeductible items:
Executive compensation limitation	1,144	2.6
Stock compensation	(1,225)	(2.8)
Other	28	0.1
Changes in uncertain tax positions	260	0.6
Other adjustments	(3)	(0.0)
Total	$10,688	24.4%

*State taxes in Indiana, Pennsylvania, California and Illinois made up the majority of the tax effect in this category.

Reconciliation between the U.S. federal statutory tax rate and the effective tax rate in accordance with the guidance prior to the adoption of ASU 2023-09 for the years ended June 30:

	2025	2024
Federal statutory tax rate	21.0%	21.0%
State taxes, net of federal effect	3.5	4.7
Foreign rate differential	0.9	2.1
Uncertain tax positions	0.6	1.1
Stock based compensation	(4.1)	(1.1)
Executive compensation limitation	4.0	4.2
Foreign adjustments	(0.2)	1.7
Expired state credits	-	0.6
Research and development credit	(2.0)	(4.8)
Remeasurement of deferred tax assets and valuation allowance	(0.1)	0.3
State rate change and other state items	1.0	2.1
Other	0.6	0.4
Effective tax rate	25.2%	32.3%

A reconciliation of income taxes paid (net of refunds received) by jurisdiction is as follows:

(in thousands)	2026
U.S. federal	$5,800
U.S. state and local:
Kansas	440
Other	1,053
Total U.S. state and local	1,493
Foreign:
Mexico	816
Other	—
Total foreign	816
Total income taxes paid (net of refunds received)	$8,109

The components of the gross liabilities related to unrecognized tax benefits and the related deferred tax assets are as follows:

	June 30,
(in thousands)	2026	2025
Gross unrecognized tax benefits	$942	$777
Accrued interest and penalties	358	210
Gross liabilities related to unrecognized tax benefits	$1,300	$987
Deferred tax assets	238	186
Valuation allowance	—	—
Net deferred tax assets	$238	$186

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2026	2025	2024
Balance at July 1	$777	$607	$424
Reductions for tax positions of the prior year	(13)	—	—
Additions based on tax positions related to the current year	178	314	183
Lapse of statute of limitations	—	(154)	—
Addition for tax positions of the prior year	—	9	—
Balance at June 30	$942	$777	$607

The Company records interest expense and penalties related to income taxes as income tax expense in the Consolidated Statements of Income and Comprehensive Income. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. The amount of unrecognized tax benefits as of June 30, 2026, and 2025 that if recognized, would affect the effective tax rate was $0.7 million and $0.6 million respectively.

The primary components of deferred tax assets and (liabilities) are as follows:

	June 30,
(in thousands)	2026	2025
Accounts receivable	$498	$432
Inventory	1,462	2,257
Self-insurance	29	31
Payroll and related	1,377	1,402
Accrued liabilities	489	524
Property, plant, and equipment	(341)	473
Investment tax credit	93	134
Valuation allowance	(29)	(31)
Net operating loss carryover	120	5
Lease assets	(8,699)	(10,042)
Lease liabilities	12,655	14,351
Research and development expenditure	—	2,722
Other	274	186
Total	$7,928	$12,444

On June 30, 2026, certain state tax attribute carryforwards of $0.3 million were available, with $0.1 million of credits expiring beginning in fiscal years 2026 through 2028, and $0.1 million of state NOLs carryforward. Some of the state NOL carryforwards will have an indefinite carryforward and some will expire in varying amounts between 2035 and 2041.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Generally, fiscal years 2022 through 2026 remain open to examination by the Internal Revenue Service or other taxing jurisdictions to which the Company is subject.

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

Total stock-based compensation expense was $4.6 million, $3.9 million and $4.6 million for fiscal years 2026, 2025, and 2024, respectively.

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

Long-Term Incentive Compensation

The table below sets forth, as of June 30, 2026, the number of unvested PSUs granted at the target performance level for the 2024-2026, 2025-2027, and 2026-2028 performance periods under the 2022 Plan and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2026, 2027 and 2028, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2026, 2027, and 2028.

	Time Based Vest		Performance Based Vest		Total
		Weighted average		Weighted average		Weighted average
		fair value		fair value		fair value
(shares in thousands)	Shares	per share	Shares	per share	Shares	per share
Unvested as of June 30, 2024	97	$17.92	182	$22.07	279	$20.65
Granted	31	31.66	46	31.66	77	31.66
Vested	—	—	—	—	—	—
Forfeited	—	—	(37)	39.07	(37)	39.07
Unvested as of June 30, 2025	128	$21.25	191	$21.09	319	$21.17
Granted	31	35.94	46	35.94	77	35.94
Vested	(48)	19.23	(72)	19.23	(120)	19.23
Forfeited	(2)	25.89	(4)	25.89	(6)	25.89
Unvested as of June 30, 2026	109	$26.23	161	$26.05	270	$26.14

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $2.2 million as of June 30, 2026, which is expected to be recognized over a period of 1.0 year.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs, not granted in conjunction with PSUs, as of June 30, 2026, is presented below:

		Weighted average
	Shares	fair value
	(in thousands)	per share
Unvested as of June 30, 2024	16	$21.96
Granted	4	31.66
Vested	(3)	21.53
Forfeited	—	20.33
Unvested as of June 30, 2025	17	$24.32
Granted	6	40.96
Vested	(10)	12.92
Forfeited	(1)	31.12
Unvested as of June 30, 2026	12	$41.57

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.2 million as of June 30, 2026, which is expected to be recognized over a weighted average period of 1.5 years.

Options

At June 30, 2026, the Company had 59,496 options outstanding under equity incentive plans with a weighted average exercise price of $15.37 and weighted average remaining life of 3.7 years. No options were granted during the period ended June 30, 2026 and there is no remaining unrecognized stock-based compensation expense related to outstanding options as of June 30, 2026.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of June 30, 2026, with an exercise price of $9.97 and a remaining life of 4.0 years. There is no remaining unrecognized stock-based compensation expense related to these options.

12. SEGMENT INFORMATION

As disclosed in Note 1, Summary of Significant Accounting Policies, the Company operates as a single operating segment and reportable segment reflecting the integrated nature of its operations across various products, manufacturing platforms and sales channels across the entire United States.

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

The Company has minimal export sales, primarily to Canada or Mexico. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. Long-lived assets, including property, plant and equipment and right-of-use assets related to leases, located in the United States and Mexico totaled $40.3 million and $31.4 million, respectively, at June 30, 2026 and $42.4 million and $35.4 million, respectively, at June 30, 2025.

13. BENEFIT AND RETIREMENT PLANS

Defined Contribution and Retirement Plans

The Company sponsors a defined contribution retirement plan, which covers substantially all employees. The Company’s total matching contribution expense was $1.6 million, $1.6 million, and $1.8 million in fiscal years 2026, 2025, and 2024, respectively.

Multi-employer Pension Plans

The Company contributes to one multi-employer defined benefit pension plan under the terms of collective-bargaining agreements that cover its union-represented employees.

The Company’s participation in the current and previous defined benefit pension plans for the fiscal year ended June 30, 2026, is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2026 and 2025 is for the plan’s year-end on December 31, 2025, and 2024, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

		Pension Protection							Expiration Date	Number of
		Act Zone Status			Company Contributions				of Collective	Company
	EIN/Pension	June 30,		Rehabilitation	(in thousands)			Surcharge	Bargaining	Employees
Pension Fund	Plan Number	2026	2025	Plan Status	2026	2025	2024	Imposed	Agreement	in Plan
Central States SE and SW Areas Pension Fund	366044243	Red	Red	Implemented	$111	$113	$109	No	3/31/2028	6

					$111	$113	$109

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

15. SUBSEQUENT EVENTS

Subsequent to fiscal year end, on August 18, 2026 the Company, as the borrower, entered into a new $30.0 million secured revolving credit facility that replaces the Credit Agreement. The new facility reduces the Company's maximum borrowing capacity from $55.0 million to $30.0 million but extends availability with a new maturity date of August 18, 2029 and is expected to better align with current needs and adequately support the Company’s anticipated future requirements for working capital and general corporate purposes.

16. RELATED PARTY TRANSACTIONS

On April 26, 2026, the Company entered a privately negotiated transaction to repurchase shares of its common stock from a member of the Company's Board of Directors and certain members of the director's immediate family. The aggregate purchase price was $60.2 million for 1,279,870 shares. The transaction was reviewed and approved by the disinterested members of the Board of Directors in accordance with the Company's related party transaction policy. No amounts remained outstanding related to the transaction of June 30, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures – Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2026.

Management’s Annual Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company performed an evaluation under the supervision and with the participation of its management, including the CEO and CFO, to assess the effectiveness of the design and operation of its disclosure controls and procedures under the Exchange Act as of June 30, 2026. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on those criteria, management concluded that the internal control over financial reporting is effective as of June 30, 2026.

The effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, has been audited by Deloitte & Touche LLP, the Company’s independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

New Line of Credit Agreement

On August 18, 2026, the Company, as borrower, entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), providing for a secured revolving credit facility in an aggregate principal amount of up to $30.0 million (the “Credit Facility”). The New Credit Agreement replaces the Credit Agreement.

The Company intends to use borrowings under the Credit Facility for working capital and other general corporate purposes.

The Credit Facility matures on August 18, 2029. The Company may prepay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to the terms of the New Credit Agreement.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 1.25%. Interest is payable monthly in arrears on the first business day of each month. In connection with the New Credit Agreement, the Company paid the Lender a commitment fee of $125,000. The Company is also required to pay a commitment fee equal to 0.30% per annum on the average daily unused portion of the Credit Facility and letter of credit fees at a rate equal to the then-effective applicable margin for advances under the New Credit Agreement multiplied by the aggregate amount of letters of credit outstanding.

The obligations of the Company under the Credit Facility are secured pursuant to a Security Agreement (the “Security Agreement”) entered into with the Lender, pursuant to which the Company granted the Lender a security interest in substantially all of the Company’s personal property assets, whether now owned or hereafter acquired, including accounts receivable, deposit accounts, inventory, equipment, general intangibles, software, licenses, payment rights and related proceeds thereof, but excluding the Company’s real property.

The New Credit Agreement contains customary affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s ability to incur indebtedness, grant liens, make investments, loans and advances, provide guarantees, pay dividends, engage in mergers, consolidations and other fundamental changes, and enter into certain transactions. In addition, the New Credit Agreement requires the Company to maintain (i) an Asset Coverage Ratio of not less than 2.00 to 1.00, measured as of the last day of each fiscal quarter, and (ii) EBITDA of not less than $15.0 million, measured on a rolling four-quarter basis as of the end of each fiscal quarter.

The New Credit Agreement contains customary events of default, including, among others, the failure to pay principal, interest or other amounts when due, breaches of covenants, certain bankruptcy or insolvency events, material judgment defaults and certain change of control events. Upon the occurrence and continuation of an event of default, the Lender may terminate its commitments under the Credit Facility and declare all outstanding obligations immediately due and payable.

The foregoing description of the New Credit Agreement, the Security Agreement, the Revolving Line of Credit Note and the other loan documents does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed as Exhibits 10.14 through 10.16 to this Annual Report on Form 10-K and incorporated herein by reference.

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

The following financial statement schedule for the years ended June 30, 2026, 2025, and 2024 is submitted herewith:

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended June 30, 2026, 2025, and 2024

(in thousands)	Balance at Beginning of	(Additions) Reductions to	Deductions from	Balance at End
Description	Year	Income	Reserves	of Year
Accounts Receivable Allowances:
2026	$1,790	$260	$(10)	$2,040
2025	$2,440	$(244)	$(406)	$1,790
2024	$2,600	$(144)	$(16)	$2,440

Exhibit Index

Exhibit No.
3.1

Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the Securities and Exchange Commission on December 7, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the Securities and Exchange Commission on March 8, 2024).
4.1	Description of the Company’s common stock (incorporated by reference to Exhibit No. 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2019).
10.1	Amended Cash Incentive Compensation Plan, dated August 19, 2025.*
10.2	Form of Notification of Award for the Cash Incentive Compensation Plan.*
10.3

Form of Notification of Award for the Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.4

Form of Notification of Award for incentive stock options issued under the Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 of the Company's Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.5

Form of Notification of Award for director non-qualified stock options issued under the Omnibus Stock Plan (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 13, 2013). *

10.6

Form of Notification of Award for restricted stock units under the Omnibus Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.7

Long-Term Incentive Compensation Plan, dated July 1, 2013 (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 28, 2013). *

10.8

Form of Notification of Non-Statutory Stock Option Award (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.9	Amended and Restated Omnibus Stock Plan (incorporated by Reference to the Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 2020). *
10.10

Form of Notification of Restricted Stock Award under the Omnibus Stock Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 8, 2021). *

10.11	Amended Severance Plan for Management Employees dated August 19, 2025, including Form of Participation Agreement.*
10.12

Letter Agreement dated March 10, 2020, by and between Flexsteel Industries, Inc. and Derek P. Schmidt (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 18, 2020). *

10.13

Employment Agreement between the Company and Derek P. Schmidt dated April 25, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 2024).*

10.14	Credit Agreement between the Company and Wells Fargo Bank, National Association, dated August 18, 2026. †
10.15	Security Agreement: Business Assets by the Company in favor of Wells Fargo Bank, National Association, dated August 18, 2026. †
10.16	Revolving Line of Credit Note by the Company to Wells Fargo Bank, National Association, dated August 18, 2026. †
10.17

Stock Repurchase Agreement by and among the Company. F. Brooks Bertsch and the other entities on Schedule 1 thereto, dates April 26, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 28, 2026).

10.18

Letter Agreement dated January 10, 2024 by and between Flexsteel Industries, Inc. and Michael Ressler (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on January 11, 2024). *

10.19	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 16, 2022). *
10.20

Form of Stock Option Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 8, 2023). *

10.21

Form of Performance Share Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed with the Securities and Exchange Commission on August 25, 2023). *

10.22

Form of Restricted Stock Unit Agreement under the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the Securities and Exchange Commission on August 25, 2023). *

19.1	Flexsteel Industries, Inc. Insider Trading Policy.
21.1	Subsidiaries of the Company. †
23	Consent of Independent Registered Public Accounting Firm. †
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended. †
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
97.1

Incentive Compensation Clawback Policy adopted October 6, 2023 (incorporated by reference to Exhibit 97.1 to the Company's Form 10-K filed with the Securities and Exchange Commission on August 30, 2024).

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

FLEXSTEEL INDUSTRIES, INC.

Date:	August 19, 2026	By:	/s/ Derek P. Schmidt
Derek P. Schmidt
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	August 19, 2026	/s/ Derek P. Schmidt
Derek P. Schmidt
Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 19, 2026	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 19, 2026	/s/ Jeanne McGovern
Jeanne McGovern
Chair of the Board of Directors

Date:	August 19, 2026	/s/ William S. Creekmuir
William S. Creekmuir
Director

Date:	August 19, 2026	/s/ Kathryn P. Dickson
Kathryn P. Dickson
Director

Date:	August 19, 2026	/s/ M. Scott Culbreth
M. Scott Culbreth
Director

Date:	August 19, 2026	/s/ Terence P. Calloway
Terence P. Calloway
Director