Form 10-Q
period 2026-09-30
FLEXSTEEL INDUSTRIES INC
filed 2026-10-28
CIK 37472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

______________________________________

FORM 10-Q

______________________________________

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Common Stock - $1.00 Par Value
Shares Outstanding as of October 28, 2026	4,161,973

FLEXSTEEL INDUSTRIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands)

	September 30,	June 30,
	2026	2026
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,407	$16,678
Trade receivables - less allowances: September 30, 2026 and June 30, 2026, $2,040	41,520	42,658
Inventories	92,783	90,593
Other	9,741	8,444
Total current assets	148,451	158,373
NONCURRENT ASSETS:
Property, plant and equipment, net	35,691	35,972
Operating lease right-of-use assets	34,057	35,672
Deferred income taxes	7,890	7,928
Other assets	16,420	16,064
TOTAL ASSETS	$242,509	$254,009

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$36,094	$36,238
Current portion of operating lease liabilities	8,536	8,397
Accrued liabilities:
Payroll and related items	5,950	13,411
Insurance	1,377	1,414
Sales and advertising related items	10,355	10,241
Other	5,644	5,964
Total current liabilities	67,956	75,665
LONG-TERM LIABILITIES:
Operating lease liabilities, less current maturities	41,307	43,499
Other liabilities	1,189	1,350
Total liabilities	110,452	120,514

SHAREHOLDERS' EQUITY:
Common stock - $1 par value; authorized 15,000 shares; 8,716 shares issued and 4,166 outstanding as of September 30, 2026; 8,629 shares issued and 4,107 outstanding as of June 30, 2026	8,716	8,629
Additional paid-in capital	37,396	41,110
Treasury stock, at cost; 4,550 shares as of September 30, 2026, and 4,522 shares as of June 30, 2026	(137,662)	(135,478)
Retained earnings	223,607	219,234
Total shareholders' equity	132,057	133,495
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,509	$254,009

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2026	2025
Net sales	$113,966	$110,439
Cost of goods sold	88,870	84,493
Gross profit	25,096	25,946
Selling, general and administrative expenses	18,202	16,959
Operating income	6,894	8,987
Other income (expense):
Interest income	52	391
Interest (expense)	(9)	—
Income before income taxes	6,937	9,378
Income tax provision	1,513	2,051
Net income and comprehensive income	$5,424	$7,327
Weighted average number of common shares outstanding:
Basic	4,122	5,307
Diluted	4,365	5,598
Earnings per share of common stock:
Basic	$1.32	$1.38
Diluted	$1.24	$1.31

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30, 2026
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2026	$8,629	$41,110	$(135,478)	$219,234	$133,495
Stock-based compensation	2	1,062	—	—	1,064
Vesting of restricted stock units	81	(4,706)	—	—	(4,625)
Stock options exercised, net	4	(70)	—	—	(66)
Treasury stock purchases	—	—	(2,184)	—	(2,184)
Cash dividends declared	—	—	—	(1,051)	(1,051)
Net income	—	—	—	5,424	5,424
Balance on September 30, 2026	$8,716	$37,396	$(137,662)	$223,607	$132,057

	Three Months Ended September 30, 2025
	Total Par
	Value of
	Common	Additional
	Shares	Paid-In	Treasury	Retained
	($1 Par)	Capital	Stock	Earnings	Total
Balance on June 30, 2025	$8,514	$40,644	$(71,731)	$190,435	$167,862
Stock-based compensation	4	1,113	—	—	1,117
Vesting of restricted stock units	60	(1,991)	—	—	(1,931)
Stock options exercised, net	1	29	—	—	30
Treasury stock purchases	—	—	(1,130)	—	(1,130)
Cash dividends declared	—	—	—	(1,091)	(1,091)
Net income	—	—	—	7,327	7,327
Balance on September 30, 2025	$8,579	$39,795	$(72,861)	$196,671	$172,184

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$5,424	$7,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,097	836
Non-cash Lease expense	1,615	1,160
Deferred income taxes	38	3,360
Stock-based compensation expense	1,064	1,117
Provision for credit losses	—	36
(Gain) on disposition of property, plant and equipment	(15)	—
Changes in operating assets and liabilities:
Trade receivables	1,138	(50)
Inventories	(2,190)	2,163
Other current assets	(1,640)	(6,565)
Other assets	(13)	(285)
Accounts payable - trade	6	3,346
Accrued liabilities	(7,830)	(8,223)
Other long-term liabilities	(159)	(108)
Net cash (used in) provided by operating activities	(1,465)	4,114
INVESTING ACTIVITIES:
Proceeds from sales of property, plant and equipment	15	—
Capital expenditures	(965)	(1,357)
Net cash (used in) investing activities	(950)	(1,357)
FINANCING ACTIVITIES:
Dividends paid	(1,132)	(1,147)
Treasury stock purchases	(2,184)	(1,130)
Proceeds from line of credit	3,000	—
Payments on line of credit	(3,000)	—
Proceeds from issuance of common stock	—	30
Shares withheld for tax payments on vested shares and options exercised	(6,540)	(1,931)
Net cash (used in) financing activities	(9,856)	(4,178)
(Decrease) in cash and cash equivalents	(12,271)	(1,421)
Cash and cash equivalents at beginning of the period	16,678	40,006
Cash and cash equivalents at end of the period	$4,407	$38,585

SUPPLEMENTAL INFORMATION
Interest paid	9	—
Interest received	52	391
Cash paid for income taxes, net	1,074	4,108
Capital expenditures in accounts payable	—	73

See accompanying Notes to Consolidated Financial Statements (Unaudited).

FLEXSTEEL INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE PERIOD ENDED September 30, 2026

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS – Flexsteel Industries, Inc. and Subsidiaries (the “Company”, “Flexsteel”, or “Our”) is one of the largest residential furniture manufacturers, importers, and marketers in the U.S. Flexsteel addresses different consumer groups through our core brand, Flexsteel, and several category-specific sub-brands: Zecliner®, Flexsteel StatementsTM, Zen, Perfect Match, and Flexsteel PulseTM, all of which have unique value propositions tailored to specific consumer needs. We offer a wide assortment of product solutions for different areas within the home including stationary and motion sofas, loveseats, chairs, and sectionals, as well as bedroom furniture, dining tables and chairs, occasional and entertainment tables, and kitchen storage. For more than 130 years, Flexsteel has strived to create strong consumer value with unmatched quality, comfort, and durability, backed by innovation and highlighted by its patented Blue Steel Spring technology, designed to deliver lasting comfort and support. Today, Flexsteel products are available nationwide through retail partners and online channels.

BASIS OF PRESENTATION – The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information contained in the Consolidated Financial Statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such Consolidated Financial Statements. Operating results for the three months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027. Certain information and footnote disclosures normally included in the Consolidated Financial Statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Except to the extent updated or described below, the significant accounting policies in Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, appropriately represent, in all material respects, the current status of accounting policies.

RECLASSIFICATIONS - Certain prior year amounts in the consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no effect on the net operating cash flows.

2. INVENTORIES

A comparison of inventories is as follows:

	September 30,	June 30,
(in thousands)	2026	2026
Raw materials	$8,822	$9,097
Work in process and finished parts	1,752	1,753
Finished goods	82,209	79,743
Total	$92,783	$90,593

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

The components of the Company’s leases excluding the impact of sublease income reflected on the Company’s Consolidated Statements of Income were as follows:

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Operating lease expense	$2,113	$2,098
Variable lease expense	473	413
Total lease expense	$2,586	$2,511

Other information related to leases and future minimum lease payments under non-cancelable operating leases were as follows:

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,113	$2,493

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$456

Weighted-average remaining lease term (in years):
Operating leases	6.1	6.9

Weighted-average discount rate:
Operating leases	3.9%	3.9%

Future minimum lease payments under non-cancelable operating leases were as follows:

September 30, 2026
Remaining payments in FY2027	$7,703
FY2028	10,025
FY2029	8,949
FY2030	8,713
FY2031	7,085
Thereafter	13,316
Total future minimum lease payments	$55,791
Less imputed interest	5,948
Lease liability	$49,843

4. CREDIT ARRANGEMENTS

On August 18, 2026, the Company, as borrower, entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), providing for a secured revolving credit facility in an aggregate principal amount of up to $30.0 million (the “Credit Facility”). Proceeds of borrowings under the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility has a three-year term. The Company may prepay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to the terms of the New Credit Agreement. The New Credit Agreement contains customary affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s ability to incur indebtedness, grant liens, make investments, loans and advances, provide guarantees, pay dividends, repurchase stock, engage in mergers, consolidations and other fundamental changes, and enter into certain transactions. The obligations of the Company under the Credit Facility are secured pursuant to a Security Agreement (the “Security Agreement”) entered into with the Lender, pursuant to which the Company granted the Lender a security interest in substantially all of the Company’s personal property assets, whether now owned or hereafter acquired, including accounts receivable, deposit accounts, inventory, equipment, general intangibles, software, licenses, payment rights and related proceeds thereof, but excluding the Company’s real property. In addition, the New Credit Agreement requires the Company to maintain (i) an Asset Coverage Ratio of not less than 2.00 to 1.00, measured as of the last day of each fiscal quarter, and (ii) EBITDA of not less than $15.0 million, measured on a rolling four-quarter basis as of the end of each fiscal quarter. As of September 30, 2026, management believes the Company was in compliance with all covenants.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 1.25%, or an effective interest rate of 5.15%, on September 30, 2026. Interest is payable monthly in arrears on the first business day of each month. In connection with the New Credit Agreement, the Company is required to pay a commitment fee equal to 0.30% per annum on the average daily unused portion of the Credit Facility and letter of credit fees at a rate equal to the then-effective applicable margin for advances under the New Credit Agreement multiplied by the aggregate amount of letters of credit outstanding. The New Credit Agreement contains customary events of default, including, among others, the failure to pay principal, interest or other amounts when due, breaches of covenants, certain bankruptcy or insolvency events, material judgment defaults and certain change of control events. Upon the occurrence and continuation of an event of default, the Lender may terminate its commitments under the Credit Facility and declare all outstanding obligations immediately due and payable.

As of September 30, 2026, there were no outstanding borrowings under the New Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2026, totaled $0.9 million.

5. INCOME TAXES

The provision for income taxes for the interim periods is based on an estimate of the Company's effective tax rate adjusted to reflect the impact of discrete items. Management judgement is required in projecting ordinary income to estimate the Company's annual effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2026 and 2025, was 21.8% and 21.9%, respectively. For the three months ended September 30, 2026 and 2025, the effective tax rate differs from the statutory tax rate of 21% due to state taxes, section 162(m) limitation, stock compensation, and the research and development credit.

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

The following table is a summary of total stock-based compensation expenses for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Total stock-based compensation expense	$1,064	$1,117

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

Long-Term Incentive Compensation

The table below sets forth, as of September 30, 2026, the number of unvested PSUs granted at the target performance level for the 2025-2027, 2026-2028, and 2027-2029 performance periods under the 2022 Plan and the number of unvested RSUs granted in conjunction with the PSUs. For PSUs awarded for the three year performance periods ending June 30, 2027, 2028 and 2029, achievement is based on meeting performance goals set for each year within the three year period. The Committee selected Adjusted Operating Income as the performance metric for the performance periods ending June 30, 2027, 2028, and 2029.

	Time-Based Vest (RSUs)		Performance-Based Vest (PSUs)		Total
		Weighted Average		Weighted Average		Weighted Average
		Fair Value		Fair Value		Fair Value
(shares in thousands)	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested as of June 30, 2026	109	$26.23	161	$26.05	270	$26.14
Granted	17	67.97	26	67.97	43	67.97
Vested	(58)	21.94	(72)	18.91	(130)	20.27
Forfeited	(1)	33.43	(4)	33.69	(5)	33.63
Unvested as of September 30, 2026	67	$40.43	111	$40.23	178	$40.32

Total unrecognized stock-based compensation related to the unvested PSUs at the target performance level and the related unvested RSUs was $4.4 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Shares and RSUs

A summary of the activity in the Company’s unvested restricted shares and unvested RSUs (not granted in conjunction with PSUs) as of September 30, 2026, is as follows:

		Weighted Average
	Shares	Fair Value
	(in thousands)	Per Share
Unvested as of June 30, 2026	12	$41.57
Vested	(1)	35.94
Unvested as of September 30, 2026	11	$42.08

Total unrecognized stock-based compensation related to unvested restricted shares and unvested RSUs (not granted in conjunction with the PSUs) was $0.2 million as of September 30, 2026, which is expected to be recognized over a weighted-average period of 1.4 years.

Options

At September 30, 2026, the Company had 50,485 options outstanding under equity incentive plans with a weighted average exercise price of $12.04 and weighted average remaining life of 3.7 years. No options were granted during the period ended September 30, 2026 and there is no remaining unrecognized stock-based compensation expense related to outstanding options as of September 30, 2026.

Stock-based compensation granted outside a plan

During the quarter ended June 30, 2020, the Company awarded its former Chief Financial Officer/Chief Operating Officer (current Chief Executive Officer) 79,000 options outside of any Company stock plans. All 79,000 options remain outstanding as of September 30, 2026, with an exercise price of $9.97 and a remaining life of 3.5 years. There is no remaining unrecognized stock-based compensation expense related to these options.

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

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Basic shares	4,122	5,307
Potential common shares:
Stock options	112	98
Non-vested restricted stock units and restricted shares	131	193
Diluted shares	4,365	5,598

Anti-dilutive shares	—	6

Cash dividends declared per common share were $0.25 for the three months ended September 30, 2026, and were $0.20 for the three months ended September 30, 2025, respectively.

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

The Company has minimal export sales, primarily to Canada or Mexico. The Company leases and operates three manufacturing facilities in Juarez, Mexico and leases one manufacturing facility in Mexicali, Mexico. Long-lived assets, including property, plant & equipment and right-of-use assets related to leases, located in the United States and Mexico totaled $39.2 million and $30.5 million, respectively, at September 30, 2026 and $40.3 million and $31.4 million, respectively, at June 30, 2026.

The following table disaggregates the Company's net sales by product brand in which the total net sales presented are the same amounts reported for the Company's single reportable segment for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Flexsteel brand	112,544	107,162
homestyles brand	1,422	3,277
Total	113,966	110,439

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

PENDING ADOPTION - In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the disclosure impacts of this ASU on its consolidated financial statements.

RECENTLY ADOPTED - In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient permits entities to assume that current conditions as of the balance sheet date will remain unchanged for the remaining life of these assets when estimating expected credit losses. This guidance is effective for the Company for its fiscal year and interim periods beginning July 2026. Due to the nature of the Company's trade receivable balance, the adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES:

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our 2026 annual report on Form 10-K.

Overview

The following table has been prepared as an aid in understanding the Company’s results of operations on a comparative basis for the three months ended September 30, 2026 and 2025. The amounts presented are percentages of the Company’s net sales.

	Three Months Ended
	September 30,
	2026	2025
Net sales	100.0%	100.0%
Cost of goods sold	78.0	76.5
Gross margin	22.0	23.5
Selling, general and administrative expenses	16.0	15.4
Operating income	6.0	8.1
Interest income	—	0.4
Income before income taxes	6.0	8.5
Income tax provision	1.3	1.9
Net income and comprehensive income	4.7%	6.6%

Results of Operations for the Quarter Ended September 30, 2026 vs. 2025

Net sales were $114.0 million for the quarter ended September 30, 2026, compared to net sales of $110.4 million in the prior year quarter, an increase of 3.2%. The increase was driven by growth in soft seating products of $5.5 million offset by lower sales of homestyles ready-to-assemble product of $1.9 million. Sales of Flexsteel branded casegood products were relatively flat compared to the prior year period.

	Three Months Ended
	September 30,
(in thousands)	2026	2025	$ Change	% Change
Flexsteel brand	112,544	107,162	5,383	5.0%
homestyles brand	1,422	3,277	(1,856)	-56.6%
Total	113,966	110,439	3,527	3.2%

Sales order backlog was $77.7 million as of the quarter ended September 30, 2026, an increase of 8.2% compared to $71.8 million in the prior year quarter.

Gross margin as a percent of net sales for the quarter ended September 30, 2026, was 22.0%, compared to 23.5% for the prior year quarter, a decrease of 150 basis points (“bps”). The 150-bps decrease was primarily driven by a 130-bps unfavorable foreign currency translation of our peso denominated assets in Mexico in the current quarter and inflation driven by elevated energy and fuel costs.

Selling, general and administrative (“SG&A”) expenses increased $1.2 million to $18.2 million in the quarter ended September 30, 2026, as compared to $17.0 million in the prior year quarter. As a percentage of net sales, SG&A was 16.0% in the quarter ended September 30, 2026 compared to 15.4% of net sales in the prior year quarter. The 60-bps increase was mainly due to investments in demand generation and consumer insights.

Income tax expense was $1.5 million, or an effective rate of 21.8% for the quarter ended September 30, 2026, compared to income tax expense of $2.1 million, or an effective rate of 21.9% for the quarter ended September 30, 2025. For the quarter ended September 30, 2026, the effective tax rate differs from the statutory tax rate of 21% due to state taxes, section 162(m) limitation, stock compensation, and the R&D credit.

Net income was $5.4 million, or $1.24 per diluted share for the quarter ended September 30, 2026, compared to net income of $7.3 million, or $1.31 per diluted share in the prior year quarter.

Liquidity and Capital Resources

Working capital (current assets less current liabilities) on September 30, 2026, was $80.5 million compared to $82.7 million on June 30, 2026. The $2.2 million decrease in working capital was primarily due to a decrease in cash of $12.3 million and trade receivables of $1.1 million, partially offset by an increase in inventories of $2.2 million and other current assets of $1.3 million. Changes in current liabilities of $7.8 million related primarily to payroll related expenses of $7.5 million. Refer to discussion of working capital changes below, under Net cash (used in) provided by operating activities. Capital expenditures were $1.0 million during the three months ended September 30, 2026.

A summary of operating, investing, and financing cash flow is shown in the following table:

	Three Months Ended
	September 30,
(in thousands)	2026	2025
Net cash (used in) provided by operating activities	$(1,465)	$4,114
Net cash (used in) investing activities	(950)	(1,357)
Net cash (used in) financing activities	(9,856)	(4,178)
(Decrease) in cash and cash equivalents	$(12,271)	$(1,421)

Net cash (used in) provided by operating activities

For the three months ended September 30, 2026, net cash used in operating activities was ($1.5) million. Net income of $5.4 million was adjusted for non-cash items including non-cash lease expense of $1.6 million, stock-based compensation of $1.1 million and depreciation expense of $1.1 million. These amounts were more than offset by a $10.6 million net use of cash from changes in operating assets and liabilities, partially due to a decrease of $7.8 million in accrued liabilities, mainly related to payroll and related expenses, and a $2.2 million increase in inventories due to timing of new product introductions. These uses of cash were partially offset by a $1.1 million decrease in trade receivables due to timing of shipments.

For the three months ended September 30, 2025, net cash provided by operating activities was $4.1 million, primarily due to net income of $7.3 million, adjustments for non-cash items including deferred income tax expense of $3.4 million, non-cash lease expense of $1.2 million, stock-based compensation of $1.1 million and depreciation of $0.8 million, as well as changes in operating assets and liabilities including an increase in accounts payable of $3.3 million, and a decrease in inventory of $2.2 million, offset by a decrease in accrued liabilities of $8.2 million, and a decrease in other current assets of $6.6 million.

Net cash (used in) investing activities

For the three months ended September 30, 2026, net cash used in investing activities was $1.0 million primarily due to capital expenditures.

For the three months ended September 30, 2025, net cash used in investing activities was $1.4 million due to capital expenditures.

Net cash (used in) financing activities

For the three months ended September 30, 2026, net cash used in financing activities was $9.9 million, primarily due to shares withheld for tax payments on vested shares and options exercised of $6.5 million, treasury stock purchases of $2.2 million and dividends paid of $1.1 million.

For the three months ended September 30, 2025, net cash used in financing activities was $4.2 million, primarily due to shares withheld for tax payments on vested shares and options exercised of $1.9 million, dividends paid of $1.1 million and treasury stock purchases of $1.1 million.

Line of Credit

On August 18, 2026, the Company, as borrower, entered into a Credit Agreement (the “New Credit Agreement”) with Wells Fargo Bank, National Association (the “Lender”), providing for a secured revolving credit facility in an aggregate principal amount of up to $30.0 million (the “Credit Facility”). Proceeds of borrowings under the Credit Facility are used for working capital and other general corporate purposes. The Credit Facility has a three-year term. The Company may prepay outstanding borrowings under the Credit Facility, in whole or in part, at any time without premium or penalty, subject to the terms of the New Credit Agreement. The New Credit Agreement contains customary affirmative and negative covenants, including covenants that, among other things, limit or restrict the Company’s ability to incur indebtedness, grant liens, make investments, loans and advances, provide guarantees, pay dividends, repurchase stock, engage in mergers, consolidations and other fundamental changes, and enter into certain transactions. The obligations of the Company under the Credit Facility are secured pursuant to a Security Agreement (the “Security Agreement”) entered into with the Lender, pursuant to which the Company granted the Lender a security interest in substantially all of the Company’s personal property assets, whether now owned or hereafter acquired, including accounts receivable, deposit accounts, inventory, equipment, general intangibles, software, licenses, payment rights and related proceeds thereof, but excluding the Company’s real property. In addition, the New Credit Agreement requires the Company to maintain (i) an Asset Coverage Ratio of not less than 2.00 to 1.00, measured as of the last day of each fiscal quarter, and (ii) EBITDA of not less than $15.0 million, measured on a rolling four-quarter basis as of the end of each fiscal quarter. As of September 30, 2026, management believes the Company was in compliance with all covenants.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to Daily Simple SOFR plus a margin of 1.25%, or an effective interest rate of 5.15%, on September 30, 2026. Interest is payable monthly in arrears on the first business day of each month. In connection with the New Credit Agreement, the Company is required to pay a commitment fee equal to 0.30% per annum on the average daily unused portion of the Credit Facility and letter of credit fees at a rate equal to the then-effective applicable margin for advances under the New Credit Agreement multiplied by the aggregate amount of letters of credit outstanding. The New Credit Agreement contains customary events of default, including, among others, the failure to pay principal, interest or other amounts when due, breaches of covenants, certain bankruptcy or insolvency events, material judgment defaults and certain change of control events. Upon the occurrence and continuation of an event of default, the Lender may terminate its commitments under the Credit Facility and declare all outstanding obligations immediately due and payable.

As of September 30, 2026, there were no outstanding borrowings under the New Credit Agreement, exclusive of fees and letters of credit.

Letters of credit outstanding with the Lender as of September 30, 2026, totaled $0.9 million.

Contractual Obligations

As of September 30, 2026, there have been no material changes to our contractual obligations presented in our Annual Report on Form 10-K for the year ended June 30, 2026.

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

Foreign Currency Risk – During the quarters ended September 30, 2026 and 2025, the Company did not have sales but had purchases and other expenses denominated in foreign currencies, primarily the Mexican Peso. The wages of our employees and certain other employee benefits and indirect costs related to our operations in Mexico are made in Pesos and subject to foreign currency fluctuation with the U.S. dollar. The Company does not employ any foreign currency hedges against this operating expense exposure. A negative shift in the value of the U.S. dollar against the Peso could increase the cost of our manufactured product. In addition, the Company has certain assets and liabilities related to our manufacturing operations which are denominated in pesos, primarily our VAT receivable for recoverable VAT paid in Mexico. A negative shift in the value of the Peso against the U.S. dollar could result in the value of our receivable decreasing which may impact our earnings. The Company does not currently hedge this foreign currency risk. See “Risk Factors” in Item 1A in the most recent Annual Report on Form 10-K for further discussion.

Interest Rate Risk – The Company has exposure to changes in interest rates related to interest which accrues on our cash deposits as well as floating interest rates on our Credit Facility. Increases in interest rates benefit interest accrued on our cash deposits while also increasing our cost of borrowing. Declining interest rates decrease the value earned on our deposits while reducing our cost of borrowing. On September 30, 2026, the Company had no outstanding borrowings on our Credit Facility, exclusive of fees and letters of credit.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2026.

(b) Changes in internal control over financial reporting. During the quarter ended September 30, 2026, there were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1A. Risk Factors

There has been no material change in the risk factors set forth under Part 1, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 11, 2024, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of the Company’s common stock.

The following table summarizes the activity of the common stock repurchases made during the three months ended September 30, 2026.

	Total Number	Average	Total Number of Shares	Approximate Dollar Value of Shares
	of Shares	Price Paid	Purchased	that May Yet
Period	Purchased	per Share	as Part of Plan	Be Purchased
July 1, 2026, to July 31, 2026	9,491	$73.45	9,491	$27,886,708
August 1, 2026, to August 31, 2026	9,240	77.86	18,731	27,166,855
September 1, 2026, to September 30, 2026	9,240	83.05	27,971	26,399,037
Three months ended September 30, 2026	27,971	$78.08	27,971	$26,399,037

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as each term is defined in Item 408(a) of Regulation S-K.

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

FLEXSTEEL INDUSTRIES, INC.

Date:	October 28, 2026	By:	/s/ Michael J. Ressler
Michael J. Ressler
Chief Financial Officer
(Principal Financial & Accounting Officer)